Form 10QSB
period 1996-09-30
LAMINATING TECHNOLOGIES INC
filed 1996-11-25
CIK 1014343

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-QSB


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


                For quarterly period ended September 30, 1996

                                     or

           [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ______ to _______


                       Commission file number 0-21061

                        Laminating Technologies, Inc.

           (Exact name of registrant as specified in its charter)


              Delaware                                 58-2044990
  (State or other jurisdiction                       (IRS employer
         of Incorporation)                       identification number)


         7730 Roswell Road                             30350-4862
          Atlanta, Georgia                             (Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code:  (770) 396-3090


Indicate by check mark whether the registrant (1) has filed all reports required
to be filed by Section 13 or 15(d) of   the Securities Exchange Act of 1934
during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                        Yes                 No    X
                              -----             ------
     As of  November 15, 1996, the Company had 3,185,000 shares of Common
                 Stock, par value $.01 per share, outstanding

                        Laminating Technologies, Inc.



                                    INDEX

Part I - Financial Information                                             Page
                                                                           ----
         Item 1.      Financial Statements

                      Consolidated Statements of Loss for the Three and       3
                      Six Months Ended September 30, 1996 and 1995

                      Consolidated Balance Sheets as of September 30, 1996    4
                      and March 31, 1996

                      Consolidated Statements of Cash Flows for the Three     5
                      and Six Months Ended September 30, 1996 and 1995

                      Notes to Consolidated Financial Statements              6



         Item 2.      Management's Discussion and Analysis of Financial       8
                      Condition and Results of Operations


Part II - Other Information                                                  11

                 Laminating Technologies, Inc and Subsidiary
                        (a development stage company)

                       Consolidated Statements of Loss

                                                                                                                   April 19, 1993
                                                    Three and Six Months Ended September 30, 1996 and 1995         (Commencement
                                                                                                                   of operations)
                                                        Three Months Ended             Six Months Ended               Through
                                                           September 30,                 September 30,              September 30,
                                                          1996           1995           1996          1995              1996
                                                   ----------------------------  ---------------------------     -------------------
Net sales                                                       -        61,988              -       108,441           341,785

Cost of sales                                                   -        78,571              -       123,027         1,015,773
                                                         --------      --------     ----------      --------        ----------

Gross (loss)                                                    -       (16,583)             -       (14,586)         (673,988)

Selling, general and administrative expenses              283,658       262,119        949,878       464,026         4,252,923
                                                         --------      --------     ----------      --------        ----------

Operating (loss)                                         (283,658)     (278,702)      (949,878)     (478,612)       (4,926,911)

Interest expense                                          231,147        25,907        408,701        34,989           575,051

Cancellation of debt                                        7,968             -        (45,273)            -          (167,011)

Loss on abandonment of fixed assets                         5,808                        5,808         2,537           104,184
                                                         --------      --------     ----------      --------        ----------

Net (loss)                                               (528,581)     (304,609)    (1,319,114)     (516,138)       (5,439,135)

Cumulative dividend on preferred stock                     12,500        12,500         25,000        25,000           150,000
                                                         --------      --------     ----------      --------        ----------

Net (loss) attributable to common stockholders           (541,081)     (317,109)    (1,344,114)     (541,138)       (5,589,135)
                                                         ========      ========     ==========      ========        ==========


Supplementary pro forma:

Net (loss) per share of common stock                        (0.66)        (0.39)         (1.64)        (0.66)
                                                         ========      ========     ==========      ========

Weighted average number of common shares outstanding      820,000       820,000        820,000       820,000
                                                         ========      ========     ==========      ========



          See notes to accompanying consolidated financial statements

                  Laminating Technologies, Inc. and Subsidiary
                         (a development stage company)

                          Consolidated Balance Sheets

                                                               September 30, 1996        March 31, 1996
                                                               ------------------        --------------
                        A S S E T S
CURRENT ASSETS

        Cash                                                     $   12,826             $    1,347

        Accounts receivable (net of allowance for doubtful            3,378                  9,321
             accounts of $20,000)

        Other current assets                                         63,795                  3,000
                                                                 ----------             ----------

                Total current assets                                 79,999                 13,668

Deferred financing and offering costs                               333,948                      -

Fixed assets, net                                                    11,419                  6,169

Other assets                                                          1,341                    692
                                                                 ----------             ----------

                T O T A L                                        $  426,707             $   20,529
                                                                 ----------             ----------


                        L I A B I L I T I E S
CURRENT LIABILITIES

        Bridge financing notes payable                           $1,623,328             $        -

        Notes payable-current                                        31,000              1,047,842

        Notes payable-stockholders                                        -                350,000

        Due to stockholders                                           6,834                 31,036

        Accounts payable                                            323,496                315,156

        Payroll taxes payable                                        54,024                 89,779

        Accrued expenses                                             90,819                182,798

        Accrued interest                                             90,252                 86,782
                                                                 ----------             ----------

                Total current liabilities                         2,219,753              2,103,393

Notes payable, less current maturities                                    -                  5,000

Due to related parties                                                    -                428,346
                                                                 ----------             ----------

                Total liabilities                                 2,219,753              2,536,739
                                                                 ----------             ----------


                C A P I T A L  D E F I C I E N C Y

Series A convertible preferred stock, par value $.01
     5,000,000 shares authorized, 250,000 shares issued
     and outstanding (liquidation value of $625,000 and               2,500                  2,500
     $650,000)

Common stock, par value $.01,  20,000,000, shares
     authorized, 679,764 and 1,045,514 shares issued
     and outstanding                                                 10,455                  6,797

Additional paid in capital                                        3,889,087              1,850,466

Deficit accumulated during the development stage                 (5,695,088)            (4,375,973)
                                                                 ----------             ----------

     Total capital deficiency                                    (1,793,046)            (2,516,210)
                                                                 ----------             ----------

                T O T A L                                        $  426,707             $   20,529
                                                                 ==========             ==========



          See accompanying notes to consolidated financial statements

                  Laminating Technologies, Inc. and Subsidiary
                         (a development stage company)

                      Consolidated Statement of Cash Flows

                                                                         Three Months Ended              Six Months Ended
                                                                           September 30,                   September 30,
                                                                        1996            1995          1996            1995
                                                                     ------------------------       --------------------------
Cash flows from operating activities:

     Net (Loss)                                                      (528,581)       (304,609)      (1,319,114)       (516,138)

Adjustments to reconcile net (loss) to net cash (used in) operating activities:

  Provision for doubtful accounts                                       1,100                            1,100           5,000
  Depreciation and amortization                                        63,959          10,500          133,420          21,047
  Compensation recorded for fair value of
     common shares issued in excess of
     price paid by employee                                                                             12,707
  Compensation recorded for stock options
     issued by stockholders to an officer                                                              386,000
  Services contributed by stockholder
  Noncash finance charge                                              167,616                          293,328
  Loss on disposal of fixed assets                                      5,808                            5,808           2,537
  Changes in current assets and liabilities                            41,707         291,512         (193,182)        126,853
                                                                     --------        --------       ----------        --------

          Net cash (used) in operating activities                    (248,391)         (2,597)        (679,933)       (360,701)
                                                                     --------        --------       ----------        --------
Cash flows from investing activities:
  Acquisitions of fixed assets                                        (11,986)                         (12,493)
                                                                     --------        --------       ----------        --------
Cash flows from financing activities:
  Proceeds of notes payable                                                                          1,500,000         158,000
  (Repayment) of notes payable                                         (6,000)         (8,000)        (330,507)        (52,118)
  Proceeds of notes payable--stockholders                                                                              250,000
  (Repayment) of notes payable--stockholders                                                                            (3,685)
  Advances from stockholders
  Deferred financing and offering costs                               (52,411)                        (465,588)
  (Repayment) of capital leases payable                                                                                 (2,035)
  Proceeds from sale of common stock
  Proceeds from sale of preferred stock
  Proceeds from stock subscription receivable
  Cash contributed by stockholder
                                                                     --------        --------       ----------        --------

          Net cash provided by financing activities                   (58,411)         (8,000)         703,905         350,162
                                                                     --------        --------       ----------        --------

NET INCREASE (DECREASE) IN CASH                                      (318,788)        (10,597)          11,479         (10,539)
Cash-beginning of period                                              331,614           1,894            1,347           1,836
                                                                     --------        --------       ----------        --------
CASH-END OF PERIOD                                                     12,826          (8,703)          12,826          (8,703)
                                                                     ========        ========       ==========        ========

Supplemental disclosures of cash flow information:
  Cash paid during the period for interest                            231,147          25,907          408,701          34,989
  Noncash transactions:
     Common stock subscribed
     Common stock issued for developed technology
     Common stock issued as settlement of note
       payable to stockholder                                                                                           90,000
     Due to stockholder for shares purchased for treasury
Cancellation of debt obligation in exchange for fixed assets
Settlement of related party debt by capital contribution
Conversion of debt to equity                                                                           978,572


                                                                   April 19, 1993
                                                            (Commencement of operations)
                                                                      Through
                                                                 September 30, 1996
                                                                 ------------------
Cash flows from operating activities:

     Net (Loss)                                                    (5,439,135)

Adjustments to reconcile net (loss) to net cash (used in) operating activities:

  Provision for doubtful accounts                                      21,100
  Depreciation and amortization                                       281,565
  Compensation recorded for fair value of
     common shares issued in excess of
     price paid by employee                                           273,763
  Compensation recorded for stock options
     issued by stockholders to an officer                             386,000
  Services contributed by stockholder                                  30,000
  Noncash finance charge                                              145,263
  Loss on disposal of fixed assets                                    128,183
  Changes in current assets and liabilities                         1,366,153
                                                                   ----------
          Net cash (used) in operating activities                  (2,807,108)
                                                                   ----------

Cash flows from investing activities:
  Acquisitions of fixed assets                                       (246,798)
                                                                   ----------

Cash flows from financing activities:
  Proceeds of notes payable                                         2,557,750
  (Repayment) of notes payable                                       (561,798)
  Proceeds of notes payable--stockholders                             458,700
  (Repayment) of notes payable--stockholders                          (18,700)
  Advances from stockholders                                           11,485
  Deferred financing and offering costs                              (465,588)
  (Repayment) of capital leases payable                               (41,367)
  Proceeds from sale of common stock                                  612,500
  Proceeds from sale of preferred stock                               500,000
  Proceeds from stock subscription receivable                           1,250
  Cash contributed by stockholder                                      12,500
          Net cash provided by financing activities                 3,066,732
                                                                   ----------

NET INCREASE (DECREASE) IN CASH                                        12,826
Cash-beginning of period
                                                                   ----------
CASH-END OF PERIOD                                                     12,826
                                                                   ----------

Supplemental disclosures of cash flow information:
  Cash paid during the period for interest                            575,051
  Noncash transactions:
     Common stock subscribed                                            1,250
     Common stock issued for developed technology                     406,875
     Common stock issued as settlement of note
       payable to stockholder                                         135,000
     Due to stockholder for shares purchased for treasury              19,551
Cancellation of debt obligation in exchange for fixed assets           54,279
Settlement of related party debt by capital contribution              307,457
Conversion of debt to equity                                          978,572

          See accompanying notes to consolidated financial statements

                 LAMINATING TECHNOLOGIES, INC. AND SUBSIDIARY
                        (a development stage company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1      SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying financial statements have been prepared on a consolidated basis. They include the accounts of the Company and its wholly-owned inactive subsidiary, Revenue Process Development, Inc. All intercompany transactions and balances have been eliminated in consolidation.

In the opinion of management, the accompanying, unaudited, consolidated, condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. Such financial statements have been condensed in accordance with the applicable regulations of the Securities and Exchange Commission and therefore, do not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended March 31, 1996.


Loss Per Share of Common Stock

Supplementary pro forma loss per share gives effect to the conversions of debt to equity and preferred stock into common stock and excludes 410,000 shares held in escrow.


NOTE 2    SUBSEQUENT EVENT

On October 14, 1996 the Company completed an initial public offering of 1,700,000 units, each unit consisting of one share of common stock, one Class
A Warrant and one Class B Warrant. On November 4, 1996, the underwriter exercised its over-allotment option to purchase an additional 255,000 units. The initial public offering resulted in total net proceeds to the Company of approximately $8,000,000.

A portion of the proceeds of this offering were used to repay (i) the principal balance of and accrued interest on certain notes (the "Bridge Notes") issued in connection with a private placement in April and May 1996 in the aggregate amount of approximately $2,100,000 and (ii) the $150,000 cumulative dividends on the Series A Preferred Stock. The 250,000 shares of Series A Preferred Stock were converted to 184,486 shares of Common Stock on the closing of the offering. In the quarter ending December 31, 1996, the Company will incur a charge to earnings of approximately $520,000 relating to the repayment of the Bridge Notes.

                        LAMINATING TECHNOLOGIES, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is a development stage company organized to develop, design, and market value-added packaging and specialty display products. Since its inception, the Company's efforts have been principally devoted to research, development and design of products, marketing activities and raising capital. The Company has had only limited sales, has generated minimal revenues from operations and has incurred substantial operating losses from these activities.

Most of the Company's sales to date did not involve significant orders and the Company believes that these customers were primarily evaluating the commercial potential of the Company's products. The Company also incurred significant costs associated with such sales in part because a large percentage of finished product was distributed free of charge as samples. The Company's sales efforts have also been adversely affected by periods with no operations, a lack of continuity of management and inadequate capital.


RESULTS OF OPERATIONS

    Three Months Ended September 30, 1995 and 1996. Net sales decreased from approximately $62,000 to zero during the three months ended September 30, 1995 ("1995 Three Months") and September 30, 1996 ("1996 Three Months"), respectively. The Company did not have any sales during the 1996 Three Months primarily as a result of limited staffing and working capital to purchase supplies, as well as a focus by management on preparing for the Company's initial public offering which was consummated in October 1996 (See Notes to Consolidated Financial Statements). Gross loss, which includes the costs of items manufactured as well as the cost of samples, was approximately $17,000 in the 1995 Three Months as compared to zero in the 1996 Three Months. Gross loss was primarily attributable to the amount of product given away as samples.

Selling, general and administrative expenses increased 8% from the 1995 Three Months to the 1996 Three Months.

Interest expense increased by approximately 792% from approximately $26,000 for the 1995 Three Months to approximately $231,000 for the 1996 Three Months. The increase is primarily attributable to interest on the $1,995,000 face value of bridge notes payable issued in April and May 1996.

Net loss increased 74% from approximately $305,000 in the 1995 Three Months to $529,000 in the 1996 Three Months, as a result of the foregoing factors.

    Six Months Ended September 30, 1995 and 1996. Net sales decreased from approximately $108,000 in the six months ended September 30, 1995 ("1995 Six Months") to zero in the six months ended September 30, 1996 ("1996 Six Months"). Gross loss, which includes the costs of items manufactured as well as the cost of samples, was approximately $15,000 in the 1995 Six Months as compared to zero in the 1996 Six Months. The gross loss was primarily attributable to the amount of product given away as samples.

Selling, general and administrative expenses increased by 105% from approximately $464,000 in the 1995 Six Months to approximately $950,000 in the 1996 Six Months. This increase was due primarily to non-recurring charges of
(i) approximately $386,000 relating to the fair market value of stock options granted by two principal stockholders of the Company to the Company's Chairman, President and Chief Executive Officer and (ii) approximately $425,000 relating to the Bridge Debt financing including approximately $293,000 for the amortization of the Bridge Warrants and approximately $132,000 for amortization of deferred financing costs, partially offset by a reduction of payroll and management for a period of time during a portion of the 1996 Three Months due to the temporary cessation of operations.


LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its activities through loans from principal stockholders and private placements of equity and debt securities. As of September 30, 1996 the Company had a working capital deficit of approximately $1,793,000. On October 15, 1996, the Company sold 1,700,000 units at $5 per unit in a public offering (See Notes to Consolidated Financial Statements). Each unit consists of one share of common stock, one Class A Warrant and one Class B Warrant. On November 4, 1996 the underwriter exercised its over-allotment option to purchase an additional 255,000 units at $5 per unit. The initial public offering resulted in total net proceeds to the Company of approximately $8,000,000.

The remaining proceeds of the offering are intended to be used by the Company to implement its business plan, which includes the development and testing of products utilizing the LTI Processed method and sales and marketing activities. The Company expects to continue to incur substantial research, development and marketing costs in the future. Accordingly, the Company expects to continue to incur operating losses for the foreseeable future.

In the event of the release of the Escrow Shares, the Company will recognize during the period in which the earnings thresholds are probable of being met or such stock price levels achieved, a substantial non-cash charge to earnings (not deductible for income tax purposes) equal to the fair market value of such shares on the date of their release, which would have the effect of significantly increasing the Company's loss or reducing or eliminating earnings, if any, at such time. There can be no assurance that the Company will attain the targets which would enable the Escrow Shares to be released from escrow.

At September 30, 1996 the Company had net operating loss carry-forwards for federal Income tax purposes of approximately $5,400,000. The net operating loss and credit carry-forwards expire from March, 2008 through March, 2011. Additionally, the Company's ability to utilize its net operating loss carry-forwards may be subject to annual limitations pursuant to Section 382 of the Internal Revenue Code as a result of this Offering.

--------------------------------------------------------------------------------

Statements herein that are not descriptions of historical facts are forward-looking and subject to risk and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those set forth in the Company's Securities and Exchange Commission filings under "Risk Factors", including risks relating to the early stage of the Company and its products under development; the uncertainty of market acceptance; and the Company's dependence on third parties for manufacturing and marketing activities.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits  - The following exhibit is filed with this report:

                 27.1  Financial Data Schedule (for SEC use only)


         (b) No reports on Form 8-K were filed in the quarter ended September 30, 1996.








                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


November 22, 1996                  LAMINATING TECHNOLOGIES, INC.

                                   By      /s/ Michael E. Noonan
                                           ---------------------

                                           Michael E. Noonan

                                           Chief Executive Officer and President


                                   By:     /s/ Shirley Pigg
                                           ----------------

                                           Shirley Pigg

                                           Controller