Form 10QSB
period 1996-12-31
LAMINATING TECHNOLOGIES INC
filed 1997-02-14
CIK 1014343

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For quarterly period ended December 31, 1996

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from        to
                                               ------    -------

                         Commission file number 0-21061

                         LAMINATING TECHNOLOGIES, INC.

             (Exact name of registrant as specified in its charter)


                Delaware                               58-2044990
       (State or other jurisdiction                   (IRS employer
            of Incorporation)                     identification number)

          1160 Hightower Trail                         30350-2910
            Atlanta, Georgia                           (Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code:  (770) 518-6010


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  X      No
                              -----      -----
      As of  January 31, 1997, the Company had 3,185,000 shares of Common
                  Stock, par value $.01 per share, outstanding

                         Laminating Technologies, Inc.



                                     INDEX

Part I - Financial Information
                                                                                  Page No.
                                                                                  --------
         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of December 31, 1996                 3
                  (Unaudited)

                  Consolidated Statements of Operations for the Three and             4
                  Nine Months Ended December 31, 1996 and 1995 (Unaudited)

                  Consolidated Statements of Cash Flows for the Nine Months           5
                  Ended December 31, 1996 and 1995 (Unaudited)

                  Consolidated Statements of Changes in Stockholders' Equity /        6
                  Capital Deficiency (Unaudited)

                  Notes to Consolidated Financial Statements                          7


         Item 2.  Management's Discussion and Analysis of Financial                   9
                  Condition and Results of Operations


Part II - Other Information                                                          12

                  Laminating Technologies, Inc. and Subsidiary
                         (a development stage company)

                          Consolidated Balance Sheets

                                                                           December 31, 1996      March 31, 1996
                                                                              (Unaudited)           (Audited)
                                                                           -----------------      --------------
                        A S S E T S
CURRENT ASSETS
        Cash and cash equivalents                                          $       5,380,700      $        1,347

        Accounts receivable (net of allowance for doubtful                            15,309               9,321
          accounts of $20,000)

        Inventory                                                                     54,020                 -

        Other current assets                                                           8,856               3,000
                                                                           -----------------      --------------
                Total current assets                                               5,458,885              13,668

Fixed assets, net                                                                    103,716               6,169

Other assets                                                                           1,170                 692
                                                                           -----------------      --------------
                T O T A L   A S S E T S                                    $       5,563,771      $       20,529
                                                                           =================      ==============

                        L I A B I L I T I E S
CURRENT LIABILITIES

        Notes payable-current                                              $             -        $    1,047,842

        Notes payable-stockholders                                                       -               350,000

        Due to stockholders                                                              -                31,036

        Accounts payable                                                             132,106             315,156

        Payroll taxes payable                                                          2,127              89,779

        Accrued expenses                                                              92,301             182,798

        Accrued interest                                                                 -                86,782
                                                                           -----------------      --------------
                Total current liabilities                                            226,534           2,103,393

Notes payable, less current maturities                                                   -                 5,000

Due to related parties                                                                   -               428,346
                                                                           -----------------      --------------
                Total liabilities                                                    226,534           2,536,739
                                                                           -----------------      --------------

S T O C K H O L D E R S'  E Q U I T Y / C A P I T A L  D E F I C I E N C Y

Series A convertible preferred stock, par value $.01
   5,000,000 shares authorized, 0 and 250,000 shares
   issued and outstanding, respectively                                                  -                 2,500

Common stock, par value $.01,  20,000,000, shares
   authorized, 3,185,000 and 679,764 shares issued
   and outstanding, respectively                                                      31,850               6,797

Additional paid in capital                                                        11,712,000           1,850,466

Deficit accumulated during the development stage                                  (6,406,613)         (4,375,973)
                                                                           -----------------      --------------
     Total stockholders' equity/capital deficiency                                 5,337,237          (2,516,210)
                                                                           -----------------      --------------
        T O T A L  L I A B I L I T I E S  A N D  S T O C K H O L D E R S'
             E Q U I T Y / C A P I T A L   D E F I C I E N C Y             $       5,563,771      $       20,529
                                                                           =================      ==============

                  Laminating Technologies, Inc and Subsidiary
                         (a development stage company)

                     Consolidated Statements of Operations
                                  (Unaudited)

         Three Months and Nine Months Ended December 31, 1996 and 1995

                                                         Three Months Ended        Nine Months Ended
                                                            December 31,              December 31,
                                                          1996       1995           1996       1995
                                                       ----------------------     --------------------
Net sales                                             $   15,031   $      -      $  15,031  $  108,441

Cost of sales                                             10,096      101,188       10,096     224,215
                                                      ----------   ----------  -----------  ----------
Gross profit (loss)                                        4,935     (101,188)       4,935    (115,774)

Selling, general and administrative expenses             246,361      167,050    1,064,599     631,076
                                                      ----------   ----------  -----------  ----------
Operating (loss)                                        (241,426)    (268,238)  (1,059,664)   (746,850)

Interest expense                                           8,515       28,244      123,888      63,233

Charge incurred related to Bridge Debt                   519,382                   944,350

Interest income                                          (53,328)         -        (53,328)        -

Cancellation of debt                                      (4,469)     (78,738)     (49,742)    (78,738)

Loss on abandonment of fixed assets                          -         46,740        5,808      49,277
                                                      ----------   ----------  -----------  ----------
Net (loss)                                              (711,526)    (264,484)  (2,030,640)   (780,622)

Cumulative dividend on preferred stock                       -         12,500       25,000      37,500
                                                      ----------   ----------  -----------  ----------
Net (loss) attributable to common stockholders        $ (711,526)  $ (276,984) $(2,055,640) $ (818,122)
                                                      ==========   ==========  ===========  ==========

Net (loss) per share of common stock                      ($0.29)              $     (1.51)
                                                      ==========               ===========
Weighted average number of common shares outstanding   2,440,543                 1,362,145
                                                      ==========               ===========

Supplementary pro forma:

Net (loss) per share of common stock                               $    (0.34)              $    (1.00)
                                                                   ==========               ==========
Weighted average number of common shares outstanding                  820,000                  820,000
                                                                   ==========               ==========





          See notes to accompanying consolidated financial statements

                  Laminating Technologies, Inc. and Subsidiary
                         (a development stage company)
                                  (Unaudited)
                      Consolidated Statement of Cash Flows

                                                                                              April 19, 1993
                                                                                             (Commencement of
                                                                    Nine Months Ended       Operations) Through
                                                                       December 31,             December 31,
                                                                     1996       1995               1996
                                                                ------------------------    -------------------
Cash flows from operating activities:

     Net (Loss)                                                  (2,030,640)    (780,622)            (6,150,661)

Adjustments to reconcile net (loss) to net cash (used in) operating activities:

  Provision for doubtful accounts                                       -          5,000                 21,100
  Depreciation and amortization                                     289,058       24,953                437,203
  Compensation recorded for fair value of
     common shares issued in excess of
     price paid by employee                                          12,707                             273,763
  Compensation recorded for stock options
     issued by stockholders to an officer                           386,000                             386,000
  Services contributed by stockholder                                                                    30,000
  Noncash finance charge                                            665,000                             684,551
  Loss on disposal of fixed assets                                    5,808       49,277                128,183
  Changes in current assets and liabilities                        (539,870)     296,977                850,749
                                                                 ----------     --------    -------------------

          Net cash (used) in operating activities                (1,211,937)    (404,415)            (3,339,112)
                                                                 ----------     --------    -------------------
Cash flows from investing activities:
  Acquisitions of fixed assets                                     (112,545)                           (346,850)
                                                                 ----------     --------    -------------------
Cash flows from financing activities:
  Proceeds of notes payable                                       1,500,000      178,000              2,557,750
  (Repayment) of notes payable                                   (2,356,507)     (52,118)            (2,587,798)
  Proceeds of notes payable--stockholders                                        350,000                458,700
  (Repayment) of notes payable--stockholders                         (2,000)      (3,685)               (20,700)
  Advances from stockholders                                                                             11,485
  Deferred financing and offering costs                            (279,466)                           (279,466)
  (Repayment) of capital leases payable                                           (2,035)               (41,367)
  Proceeds from sale of common stock                              7,994,308                           8,606,808
  Proceeds from sale of preferred stock                                                                 500,000
  (Retirement) of preferred stock                                    (2,500)                             (2,500)
  Payment of dividends on preferred stock                          (150,000)                           (150,000)
  Proceeds from stock subscription receivable                                                             1,250
  Cash contributed by stockholder                                                                        12,500
                                                                 ----------     --------    -------------------
          Net cash provided by financing activities               6,703,835      470,162              9,066,662
                                                                 ----------     --------    -------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              5,379,353       65,747              5,380,700
Cash and cash equivalents-beginning of period                         1,347        1,836
                                                                 ----------     --------    -------------------
CASH AND CASH EQUIVALENTS-END OF PERIOD                           5,380,700       67,583              5,380,700
                                                                 ==========     ========    ===================
Supplemental disclosures of cash flow information:
  Cash paid during the period for interest                          507,423       34,989                673,773
  Noncash transactions:
     Common stock subscribed                                                                              1,250
     Common stock issued for developed technology                                                       406,875
     Common stock issued as settlement of note
       payable to stockholder                                                     90,000                135,000
     Due to stockholder for shares purchased for treasury                                                19,551
Cancellation of debt obligation in exchange for fixed assets                                             54,279
Settlement of related party debt by capital contribution                                                307,457
Conversion of debt to equity                                        978,572                             978,572




          See accompanying notes to consolidated financial statements

                  Laminating Technologies, Inc. and Subsidiary
                         (a development stage company)
                                  (Unaudited)
  Consolidated Statement of Changes in Stockholders' Equity/Capital Deficiency


                                                                                 Convertible
                                                                                Preferred Stock        Common Stock
                                                                                Par Value $ .01        Par Value $ .01
                                                                              -------------------    -------------------
                                                                               Shares     Amount      Shares     Amount
                                                                              --------   --------    --------  ---------
Balance at March 31, 1996                                                      250,000   $  2,500     679,764  $   6,797
Warrants issued in connection with Bridge Notes
Conversion of debt to common stock                                                                    361,061      3,611
Common stock issued as consideration for compensation                                                   4,689         47
Stock options issued by stockholders to an officer as compensation
Sale of 1,955,000 shares of common stock (net of offering costs)                                    1,955,000     19,550
Payment of cumulative dividends on Series A Preferred Stock
Preferred stock conversion                                                    (250,000)    (2,500)    184,486      1,845
Net loss for the nine months ended December 31, 1996
                                                                              --------   --------   ---------  ---------
Balance at December 31, 1996                                                       -     $    -     3,185,000  $  31,850
                                                                              ========   ========   =========  =========


                                                                                          Deficit
                                                                                         Accumulated
                                                                             Additional   During the
                                                                             Paid- in    Development
                                                                              Capital       Stage         Total
                                                                             ----------  -----------   ------------
Balance at March 31, 1996                                                   $ 1,850,466  $(4,375,973)  $ (2,516,210)

Warrants issued in connection with Bridge Notes                                 665,000                     665,000
Conversion of debt to common stock                                              974,961                     978,572
Common stock issued as consideration for compensation                            12,660                      12,707
Stock options issued by stockholders to an officer as compensation              386,000                     386,000
Sale of 1,955,000 shares of common stock (net of offering costs)              7,972,913                   7,992,463
Payment of cumulative dividends on Series A Preferred Stock                    (150,000)                   (150,000)
Preferred stock conversion                                                                                     (655)
Net loss for the nine months ended December 31, 1996                                      (2,030,640)    (2,030,640)
                                                                            -----------  -----------   ------------
Balance at December 31, 1996                                                $11,712,000  $(6,406,613)  $  5,337,237
                                                                            ===========  ===========   ============





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

In the opinion of management, the accompanying, unaudited, consolidated, condensed financial statements contain all adjustments (consisting only of normal recurring adjustments with the exception of the public offering that was recorded) necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. Such financial statements have been condensed in accordance with the applicable regulations of the Securities and Exchange Commission and therefore, do not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended March 31, 1996.


Loss Per Share of Common Stock

Net loss per share is computed using the weighted average number of shares outstanding during the period. Supplementary pro forma loss per share gives effect to the conversions of debt to equity and preferred stock into common stock and excludes 410,000 shares held in escrow. Shares issuable pursuant to stock options are excluded from the supplementary loss and weighted average number of common shares outstanding because the effect is antidilutive.


NOTE 2    COMMON STOCK ISSUANCE

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

A portion of the proceeds of this offering were used to repay (1) the principal balance of and accrued interest on certain notes (the "Bridge Notes") issued in connection with a private placement in April and May 1996 in the aggregate amount of approximately $2,100,000 and (2) the $150,000 cumulative dividends on the Series A Preferred Stock. The 250,000 shares of Series A Preferred Stock were converted to 184,486 shares of Common Stock on the closing of the offering. In the quarter ended December 31, 1996, the Company charged to earnings approximately $520,000 relating to the repayment of the Bridge Notes.

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


RESULTS OF OPERATIONS

     Three Months Ended December 31, 1995 and 1996. Net sales increased from approximately $0 to $15,000 during the three months ended December 31, 1995 ("1995 Three Months") and December 31, 1996 ("1996 Three Months"), respectively. The Company initiated sales, some of which were samples for customer evaluation, shortly after completion of its public offering of stock in October, 1996. Gross profit (loss), which includes the costs of items manufactured as well as the cost of samples, was approximately $(100,000) in the 1995 Three Months as compared to $5,000 in the 1996 Three Months. Gross loss in 1995 was primarily attributable to the amount of product given away as samples. The gross profit margin in the 1996 Three Months includes preproduction costs and therefore is not indicative of future margins.

Selling, general and administrative expenses increased 47% from $167,000 in the
1995 Three Months to $246,000 in the 1996 Three Months.   The increase is
primarily attributable to increased business activity subsequent to the Company's public stock offering in October, 1996.

In the 1996 Three Months the Company charged to earnings approximately $520,000 relating to the repayment of the Bridge Notes.

Interest expense decreased from approximately $28,000 for the 1995 Three Months to approximately $9,000 for the 1996 Three Months as all debt was repaid with proceeds from the Company's public stock offering in October, 1996.

Interest income increased from zero in the 1995 Three Months to approximately $53,000 in the 1996 Three Months as cash proceeds from the Company's public stock offering in October, 1996 have been invested in short term cash investments to the extent not needed for current operations.

Net loss increased 107% from approximately $343,000 in the 1995 Three Months to $712,000 in the 1996 Three Months, as a result of the foregoing factors.


     Nine Months Ended December 31, 1995 and 1996. Net sales decreased from approximately $107,000 in the nine months ended December 31, 1995 ("1995 Nine Months") to $15,000 in the nine months ended December 31, 1996 ("1996 Nine Months"). Gross profit (loss), which includes the costs of items manufactured as well as the cost of samples, was approximately $(116,000) in the 1995 Nine Months as compared to $5,000 in the 1996 Nine Months. The gross profit margin in the 1996 Nine Months includes preproduction costs and therefore is not indicative of future margins. The gross loss in 1995 was primarily attributable to the amount of product given away as samples.

Selling, general and administrative expenses increased by 69% from approximately $631,000 in the 1995 Nine Months to approximately $1,065,000 in the 1996 Nine Months. The increase is primarily attributable to (1) approximately $386,000 relating to the fair market value of stock options granted by two principal stockholders of the Company to the Company's Chairman, President and Chief Executive Officer and (2) increased business activity prior and subsequent to the Company's public stock offering in October, 1996.

In the 1996 Nine Months the Company charged to earnings approximately $944,000 relating to the repayment of the Bridge Notes.

Interest expense increased by approximately 96% from approximately $63,000 for the 1995 Nine Months to approximately $124,000 for the 1996 Nine Months. The increase is primarily due to an increase in interest bearing debt outstanding during the 1996 Nine Months, which was retired in October, 1996 with the use of part of the proceeds from the October, 1996 sale of stock.

Interest income increased from zero in the 1995 Nine Months to approximately $53,000 in the 1996 Nine Months as cash proceeds from the Company's public stock offering in October, 1996 have been invested in short term cash investments to the extent not needed for current operations.


LIQUIDITY AND CAPITAL RESOURCES

Prior to the public stock offering, the Company funded its activities through loans from principal stockholders and private placements of equity and debt securities. On October 15, 1996, the Company sold 1,700,000 units at $5 per unit in a public offering (See Notes to Consolidated Financial Statements). Each unit consists of one share of common stock, one Class A Warrant and one Class B Warrant. On November 4, 1996 the underwriter exercised its over-allotment option to purchase an additional 255,000 units at $5 per unit. The initial public offering resulted in total net proceeds to the Company of approximately $8,000,000.

The net proceeds were used to: (1) repay the bridge debt of $1,995,000 plus accrued interest, (2) pay the $150,000 accrued dividends on preferred stock,
(3) repay other existing debt and payables of approximately $320,000 and (4)
provide working capital for operations.   The remaining proceeds of the
offering are intended to be used by the Company to implement its business plan, which includes the development and testing of products utilizing the LTI Processed method and sales and marketing activities. The Company expects to continue to incur substantial research, development and marketing costs in the future. The Company also expects that general and administrative costs necessary to support manufacturing and the expansion of a marketing and sales organization will increase in the future. Accordingly, the Company expects to continue to incur operating losses for the foreseeable future.

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

At December 31, 1996 the Company had net operating loss carry-forwards for Federal income tax purposes of approximately $6,100,000. The net operating loss and credit carry-forwards expire from March, 2008 through March, 2011. Additionally, the Company's ability to utilize its net operating loss carry-forwards may be subject to annual limitations pursuant to Section 382 of the Internal Revenue Code as a result of this Offering.

In February, 1997 the Company arranged to lease its employees from a professional employer's organization. The purposes of the arrangement are to reduce clerical tasks normally associated with administration of payroll and to provide benefits to the employees that the Company is not able to offer at a feasible cost, and are not expected to have a material effect on the Company's employment relationships. The Company maintains its employment-at-will policy with these employees.



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


       (b) No reports on Form 8-K were filed in the quarter ended December 31, 1996.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



February 14, 1997                      LAMINATING TECHNOLOGIES, INC.

                                       By: /s/ Michael E. Noonan
                                       -------------------------------------
                                       Michael E. Noonan
                                       Chief Executive Officer and President



                                       By: /s/ Shirley Pigg
                                       -------------------------------------
                                       Shirley Pigg
                                       Controller