Form 10KSB40
period 1997-03-31
LAMINATING TECHNOLOGIES INC
filed 1997-06-30
CIK 1014343

                  U. S. SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C. 20549

                                 FORM 10-KSB

  ANNUAL REPORT UNDER SECTION 13 OF 15(D) OF THE SECURITIES ACT OF 1934 FOR
                    THE FISCAL YEAR ENDED MARCH 31, 1997.

COMMISSION FILE NO. 0-21061.

                        LAMINATING TECHNOLOGIES, INC.
            (Exact name of small business issuer in its charter)

Delaware                                                        58-2044990
--------                                                     ---------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               identification No.)


                   1160 Hightower Trail, Atlanta, GA 30350
             ---------------------------------------------------
             (Address of principal executive offices) (Zip Code)

                               (770) 518-6010
                         ---------------------------
                         (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act:

Title of Class
--------------
Common Stock, $.01 par value.
Redeemable Class A Warrants
Redeemable Class B Warrants
Units consisting of Common Stock, $.01 par value, Redeemable Class A Warrants and Redeemable Class B Warrants.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X       No
   ----        ----

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.   [X]

The issuer's revenues for the fiscal year ended March 31, 1997 were $23,918.

The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the issuer as of April 30, 1997, computed by reference to the price at which the registrant's Common Stock as quoted by Nasdaq Smallcap Market ("Nasdaq") was sold on such date, was approximately $16,323,125.

The number of shares of the issuer's Common Stock outstanding as of April 30, 1997 was 3,185,000.

Transitional Small Business Disclosure Format (check one)  Yes     No  X
                                                              ----   ----

                                   PART I

                         FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-KSB contains certain "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a new "safe harbor" for these types of statements. To the extent statements in this Annual Report involve, without limitation, product development and introduction plans, the Company's expectations for growth, estimates of future revenue, expenses, profit, cash flow, balance sheet items sell-through or backlog, forecasts of demand or market trends for the Company's various product categories and for the industries in which the Company operates or any other guidance on future periods, these statements are forward-looking statements. These risks and uncertainties include those identified by the Company under the caption "Risk Factors" in Item 1, and other risks identified from time to time in the Company's filings with the Securities and Exchange Commision, press releases and other communications. The Company assumes no obligation to update forward-looking statements.

ITEM 1. DESCRIPTION OF BUSINESS

         Laminating Technologies, Inc. ("Company", "LTI") was incorporated in Georgia in March, 1993, as New Cooler Corp. and subsequently changed its name to Laminating Technologies, Inc. In April, 1996, the Company was merged into Laminating Merger Corporation, a Delaware corporation, which changed its name to Laminating Technologies, Inc.

         The Company is a development stage company which has been organized to research, develop, design and market value-added packaging and specialty display products which are manufactured using the Company's proprietary processing method ("LTI Processed(TM)"). LTI Processed(TM) is a procedure by which polyester film is laminated onto single thickness paper ("linerboard") prior to corrugation. The Company believes that the LTI Processed(TM) method is the only process currently available in which polyester film can be laminated onto linerboard such that the resulting laminate can withstand the heat and stress of corrugation. This procedure results in a packaging material that the Company believes is physically superior, more attractive and potentially more cost-effective than many currently existing packaging materials such as plastic, metal and certain corrugated cardboard products, including those that are laminated with paper and/or coated after corrugation.

         The LTI Processed(TM) method can be utilized to produce a wide variety of packaging products and specialty displays. To date, the Company has produced a number of prototype products, including bakery dessert boxes, coolers, frozen food shippers, point of purchase displays, pizza delivery boxes, medical product/specimen shippers and microwavable food discs used as pie plates and pizza slice trays. The Company believes that these products, together with other potential LTI Processed(TM) products, are capable of improving upon existing packaging products by reducing or eliminating certain limitations associated with such products. For example, the Company believes that LTI Processed(TM) products may be leakproof, resistant to a variety of solvent and petroleum-based chemicals, recyclable, stronger and have a higher bursting strength than conventional corrugated products. The Company also believes that the LTI Processed(TM) method may permit higher quality printing and results in more attractive packaging than corrugated materials printed with traditional printing processes. Such aesthetic qualities have become more important in recent years as retailers have significantly increased the extent to which they display and sell products in the same packaging in which they were shipped.

         In addition, the Company believes that while LTI Processed(TM) material may be more costly to produce than traditional corrugated board, it is generally less expensive than certain other non-corrugated packaging products, including metal and plastic. Moreover, because LTI Processed(TM) containers often can be reused and can be collapsed in the store pending reuse (thereby requiring less storage space than containers made from materials such as styrofoam, metal and plastic), they may be more cost-effective than other packaging materials, including traditional corrugated materials. Based on these potential performance advantages and cost savings, the Company believes that LTI Processed(TM) packaging materials may be preferred to many packaging products currently marketed by others.

         Since its inception, the Company has focused on research and development, had only a limited number of sales and only recently began to focus on broader-based marketing. Most of the sales did not involve significant orders and the Company believes that these customers were primarily evaluating the commercial application of LTI Processed(TM) products. Moreover, further development of the LTI Processed(TM) method may be necessary to satisfy the requirements of specific end users or strategic partners.

PRODUCTS

         On April 17, 1997, the Company announced "BAKE'N SHIP(TM)", a new product line, which is available for sale to the baking industry. BAKE'N SHIP(TM) utilizes the Company's proprietary (patent pending) process, resulting in a new material which is ovenable and freezable with the strength and structure of corrugated material. This is the Company's first commercial product. The new product line can streamline the process by which bakery products are produced by allowing the baker to bake, freeze, ship and display in one package. In addition, certain versions of the product line provide an appealing presentation media for baked goods.

STRATEGY

         The Company's strategy is to focus principally on (i) designing, developing and marketing value-added, niche LTI Processed(TM) products directly to end users and (ii) leveraging its resources by establishing strategic alliances with vertically integrated corrugators ("converters") for whom the Company could potentially supply LTI Processed(TM) linerboard for further manufacture and sale by such converters. The principal elements of the Company's strategy are as follows:

         Design, Develop and Market Products Directly. The Company intends to design, develop and market value-added, niche LTI Processed(TM) products directly to end users. The Company believes that this strategy will provide more flexibility to (i) identify quickly certain end users for whom the physical properties or potential cost-effectiveness of LTI Processed(TM) materials may provide a significant advantage over their current packaging or display products and (ii) design specific products that satisfy such end user's requirements.

         Out-Source Manufacturing Activities. With the exception of design activities, the Company currently has out-sourced substantially all of its manufacturing to existing laminating, corrugating, printing and sheet plant companies with whom the Company has established formal, contractual relationships. The Company believes that such out-sourcing may be more cost-effective and will enable it to maintain the flexibility to both accommodate the varied product needs of a wide array of customers and adjust rapidly to developments in the Company's product offerings.

         Seek Strategic Alliances for Production and Marketing. In the future, the Company hopes to seek strategic alliances with vertically integrated converters for whom the Company could supply LTI Processed(TM) board for further manufacturing and sale by such converters. The Company believes that such relationships could enable the Company to more effectively penetrate the national market and persuade larger end users of the value of LTI Processed(TM) products without disrupting existing supplier relationships. The Company expects that such alliances, if entered into, would involve the purchase by such converters of LTI Processed(TM) linerboard (either printed or unprinted) from the Company and the completion (i.e., die-cutting and printing, if necessary) and sale of finished products by such converters.

         Licensing of LTI Processed(TM) Technology. The Company may in the future also seek to license its LTI Processed(TM) technology to manufacturers who would produce LTI Processed(TM) linerboard and finished products independently. Such licensing agreements might provide for up-front licensing fees and/or royalty payments.

INDUSTRY BACKGROUND

         The corrugated packaging industry is divided into three basic groups: integrated converters, non-integrated converters and sheet plants. Integrated converters are the largest manufacturers, grow and harvest their own timber and process it for high volume into large, pre-sized linerboard rolls in various basic grades. Linerboard produced for in-house corrugation is then moved to corrugating lines where it is processed, cut and printed if desired. Integrated converters are extremely competitive and focus primarily on high speed, high volume manufacture of commodity-type paper and packaging products with low profit margins. Accordingly, they generally avoid production of value-added products which typically require costlier materials, more manual labor, interruptions in production and have shorter manufacturing runs. Integrated converters have the advantage of being largely self-sufficient for supplies of raw materials and can guarantee continuity of production, thus competing with value-added products largely by providing basic corrugated packaging at low prices.

         Non-integrated corrugating converters do not produce their own linerboard but purchase linerboard roll-stock and corrugate it into sheets from which finished packaging and other products are produced, either by them or by sheet plants. Non-integrated converters generally compete on a smaller scale, are regional in scope, focus their operations on shorter runs and produce more value-added products than integrated converters.

         Sheet plants do not produce or corrugate rolls of linerboard but rather purchase finished corrugated sheets from converters and then design, cut, customize and process these sheets into finished packaging, displays and other specialty items, including post-corrugation laminated products such as point-of-purchase displays. Sheet plants generally market to local or regional end users who require higher cost, special design or value-added packaging and have shorter run needs.

PRODUCT BACKGROUND

         Since the late 1960s, the corrugating industry has focused its technological research and development largely on generating faster and more efficient production of basic corrugated products through the use of high speed corrugation, die-cutting and processing equipment designed to reduce labor costs. Few advances have been made in the design or construction of the actual corrugated packaging materials. The Company believes that there is a market for corrugated products with physical properties such as insulation, improved strength, resistance to chafing of the package surface, reduced abrasion of packaged products, resistance to water and other liquids and improved graphics, print resolution and gloss finishes. However, although film-on-film and film-on-paper laminates exist for items such as snack-food bags and specialty products, the Company believes that there currently exists no other corrugated film laminates that can withstand the heat, pressure and stress of corrugation.

         There currently exist certain alternative methods for producing value-added corrugated products. For example, wax and other chemical coatings allow corrugated board to be water resistant and scuff and abrasion resistant. However, wax and chemical coatings are often absorbed by the linerboard over time, thereby affecting its structural integrity. Increased bursting strength can be achieved by increasing the weight of the linerboard or through "double wall" or "triple wall" construction in which two or three layers of corrugating "flutes" are sandwiched between layers of linerboard, creating bulkier material which is difficult to bend. To the extent that packaging is required which exceeds the capabilities of traditional corrugated boards, other materials such as styrofoam, metal and plastic can be used. However, in addition to limited physical advantages, many currently available value-added corrugated products are often not purchased by national end users because they are typically manufactured by non-integrated converters whose focus is more regional.

         The most advanced printing method currently available for high volume production of corrugated material is pre-printing on linerboard before corrugating. Pre-printed linerboard is produced in roll form and then corrugated into sheets. This type of printing has certain problems associated with it such as chafing of the exposed printed surface and cracking along the "score line" (a crease placed into a product to allow easy bending). Additionally, because the process entails printing of a porous, exposed surface, it requires more ink to be used and thus allows somewhat limited graphics quality and gloss capabilities. Pre-printing on linerboard also requires that higher quality, and therefore more expensive, linerboard be used.

         An alternative printing method, litho-laminating, involves the lamination of lithographically printed paper (lithographic printing produces a higher quality image and is commonly referred to as offset printing) onto already corrugated rigid sheets. Both the lithographic printing and the handling of the rigid corrugated sheets are relatively slow and labor intensive and thus more costly, but are generally required for items which demand the most advanced graphics available such as point-of-purchase displays. Litho-laminated products also suffer from the problems of chafing of the printed surface and cracking along the score lines because the printed surface is exposed.

LTI PROCESSED(TM)

         The Company believes that the application of the LTI Processed(TM) method, which is a proprietary process involving the lamination of polyester film onto linerboard before corrugation, results in a packaging and display material that is physically superior, more attractive and potentially more cost-effective than some traditional corrugated products and certain non-corrugated packaging products, including metal and plastic. The Company believes that the LTI Processed(TM) method is the only currently available procedure that permits the lamination of linerboard prior to corrugation.

         The corrugating process entails using steam, heat and pressure to mold paper into the interior flutes of the corrugated board and these flutes are then sandwiched between two layers of linerboard using a starch bonding agent and the further application of heat and pressure. The stress inherent in the corrugating process can cause improperly laminated film to distort, shrink, melt, burn or delaminate over time and can cause improper bonding agents to bubble or crystallize. The Company believes that the LTI Processed(TM) method avoids these problems by utilizing a proprietary combination or combinations of film, linerboard and polymer bonding agents and by laminating using proprietary laminating techniques. The Company believes that, with the proper direction by the Company's personnel, independent companies possessing the proper machinery can produce LTI Processed(TM) products with little or no modification of existing equipment and with only minor interruption in production and thus with minimal added processing cost. The resulting laminate can then be corrugated using traditional methods and virtually no modification of existing machinery, thereby permitting high volume production of LTI Processed(TM) corrugated material.

         The Company believes that the LTI Processed(TM) laminate provides a protective barrier allowing corrugated board, in the right configuration, to be leakproof and resistant to a variety of solvents, paints, petroleum-based products and other chemicals for extended periods of time. The Company believes that this laminate allows the board to have a higher bursting strength (bursting strength refers to the ability of the board surface to withstand pressure before tearing) than traditional corrugated board. LTI Processed(TM) materials may also be recyclable, a significant advantage over styrofoam, which may pose certain environmental hazards and has been restricted in certain areas, including the European Union.

         The Company believes that the LTI Processed(TM) method can also significantly improve on the ability to print corrugated board, especially for high volume production orders. The Company expects that high volume printing of LTI Processed(TM) materials will be done in one of two ways, either by reverse-printing the polyester film before laminating and corrugating or by printing onto linerboard before laminating and corrugating. Both of these methods afford higher quality, more durable graphics than is possible on traditional corrugated material while maintaining the economies of scale not possible with litho-lamination.

         Reverse printing the polyester film ("reverse printing") before the laminating produces the highest quality image because the smooth surface of the film allows extremely detailed, high resolution printing using minimal quantities of ink. Laminating polyester film onto pre-printed linerboard ("pre-printing") also allows high quality, high resolution and more detailed images because the layer of film protects the printed surface and again, allows less ink to be used. However, the quality of the images are somewhat diminished relative to reverse printing due to the porous nature of the linerboard. Pre-printing is used when the width of the product to be printed exceeds the width of film printers which are generally used for items such as snack-food bags and are generally not designed for larger dimension printing. Both of these methods have high gloss capabilities and are expected to solve the chafing and cracking problems associated with traditional printing methods because the printed surface is protected by the external layer of film. These processes may reduce the cost of high quality printing on corrugated products by effectively integrating printing into the corrugator's high-speed, high-volume production lines. Moreover, in either case, there is no need for the corrugator to utilize quality linerboard as is the case with traditional corrugated printing processes. Because these processes require printing in advance of corrugation and thus the timely coordination of the entire production process, the Company expects to utilize these methods only for high volume orders.

         For smaller orders, which are expected to constitute most of the Company's business for the foreseeable future, the Company expects to "screen print" after corrugation onto previously laminated board. Screen printing entails applying ink to the film surface of the corrugated board using a silk-screen type process. While this process can be more expensive than reverse printing and pre-printing and suffers some of the scuffing problems associated with exterior surface printing, the Company uses particular inks which allow a superior bond of the ink to the film, thereby minimizing scuffing. Additionally, screen printing allows more ink to be used to attain greater opacity and a glossy finish while the particular screen printing technique maintains high quality resolution.

PRODUCT DEVELOPMENT

         The Company believes that the LTI Processed(TM) method can be utilized to produce a wide variety of packaging products and specialty displays. For example, the Company believes that LTI Processed(TM) may be utilized to produce reusable containers for the large scale delivery of cold, frozen and fresh food which is now frequently shipped in single-use cardboard boxes, as well as for packaging of specialty and mail-order fresh foods, replacing bulky styrofoam and plastic containers which are expensive to produce and ship. The Company believes LTI Processed(TM) products can be used as an alternative to styrofoam coolers and it has produced waterproof, reusable, collapsible and printable beer, wine and soft drink coolers and containers. The Company has also produced insulated catering and pizza delivery boxes and believes that LTI Processed(TM) can produce improved alternatives to corrugated products currently used in these industries. LTI Processed(TM) products may also have applications for the shipment of items with delicate finishes, and where the use of styrofoam has been curtailed (for example, in the case of products shipped to the European Union). LTI Processed(TM) products may also be employed in the medical industry for packaging difficult to handle and contaminated items and for containers for paints, solvents and chemicals which are currently stored in metal cans.

         The Company has targeted the prepared desserts segment of the bakery industry as an initial market and has developed a line of LTI Processed(TM) bakery products that it believes are physically superior and more cost effective than alternative products currently used in the industry. The Company continues to design, develop and test alternative packaging designs and products targeted at other industries. Because the exact specifications of the LTI Processed(TM) material can vary significantly depending on the use to which the product is put, the Company must continually test sample products designed for specific end use applications.

         During the last two fiscal years ending March 31, 1997 and 1996, the Company has spent approximately $1,779,339 and $1,042,290, respectively, for operating expenses. The Company is a development stage entity organized to develop, design and market value-added packaging and specialty display products. Since its inception, the Company's efforts have been principally devoted to research, development and design of products, marketing activities and raising capital.

SALES AND MARKETING

         The Company's sales force currently consists of two salespersons. The Company intends to hire approximately two additional salespersons in the near term. The Company may also determine to utilize the services of independent sales representatives. See "--Employees". The sales force is under the direction of J. Scott Stewart, Senior Vice President - Marketing/Sales.

         The Company believes that direct sales to end users of LTI Processed(TM) finished products could enable the Company to more effectively penetrate the national market. The Company also believes that direct sales to end users will enable the Company to identify and design particular niche products that may provide a significant advantage over alternative packaging or display products. To the extent that the Company enters into relationships with converters, the Company will be dependent to a large degree upon such converters to market products incorporating LTI Processed(TM) technology, and the success of any such relationship will depend in part upon the converter's own competitive, marketing and strategic considerations, including the relative advantages of alternative products being developed or marketed by such converters. To date, the Company has not entered into any marketing arrangements with any converter, and the Company anticipates that such arrangements, if any, will become more likely only if the Company is able to effectively penetrate the direct sales market.

         The Company believes that much of the corrugated packaging industry is characterized by long-standing business relationships between manufacturers and end users. In addition, the Company will need to convince potential customers currently utilizing non-corrugated packaging products of the relative advantages of LTI Processed(TM) products. As a result, the Company may encounter significant resistance in its marketing efforts and expects that it will be required to some extent to educate the market regarding LTI Processed(TM) products. Moreover, the Company anticipates that it will be required in certain cases to design and produce at its expense prototype products prior to consummating a sale, which activities could have an adverse effect on the Company's results of operations.

MANUFACTURING

         The Company does not intend to directly manufacture either LTI Processed(TM) roll-stock or finished products. Instead, the Company has contracted with manufacturers and may enter into formal and informal arrangements with additional manufacturers and outside laminators, corrugators and sheet plants. However, the Company may, in the future, consider performing some or all of the manufacturing processes if it believes it is appropriate under the circumstances. The Company has no experience in manufacturing products on a commercial scale and does not have the resources to directly manufacture on a commercial scale any of its products. In the event the Company decides to engage in any manufacturing activities, the Company will require substantial funds and will be required to hire and train significant additional personnel.

         LTI Processed(TM) polyester film can be laminated either on laminating machines which are currently used largely for film-on-film lamination, or on coating machines which currently coat single-ply cardboard with polyethylene and other coatings for finishes such as those on cereal boxes. The Company believes that, with the proper direction by the Company's personnel, independent companies possessing the proper laminating and coating machinery can produce LTI Processed(TM) material with little or no modification of existing equipment and with only minor interruption in production and thus with minimal added cost. The Company believes that there are a sufficient number of laminators and coaters both locally and nationally to fill the Company's production needs. The Company has entered into a formal arrangement with Ludlow Corporation, a laminator and coater, to provide its products to Company designated corrugators and converters.

         The Company intends to out-source the corrugation of LTI Processed(TM) roll-stock with corrugators with whom the Company has established formal relationships. See "--Strategy." The Company believes that the corrugation of LTI Processed(TM) roll-stock requires little oversight by the Company, that no modification of existing machinery is required and that corrugators are widely available. However the Company will be dependent on these corrugators for production and there can be no assurance that these corrugators will continue to fill the Company's production needs or, if they cease to do so, that the Company would be able to secure adequate production on terms acceptable to the Company. The Company has entered into a formal arrangement with Jet Corr, Inc., a corrugator, to provide for the corrugation of LTI Processed(TM) roll-stock and such production is currently commercialized.

         After corrugation, sheets of LTI Processed(TM) board will typically be stored on the converter's premises to await specific orders. To fill smaller customer orders, this inventory can be die-cut and printed if necessary by sheet plants and made into final products. On larger orders for printed products, the Company expects to laminate onto pre-printed linerboard or laminate with reverse-printed film and thus run printed roll-stock through the corrugating process, allowing higher volume and faster and less expensive production. See "--LTI Processed(TM)." Through the use of a laminator, a corrugator and a converter, the Company is now capable of manufacturing its products for the baking industry ("BAKE'N SHIP(TM)") in commercially viable quantities.

COMPETITION

         Competition in the corrugated and packaging industries is intense and based significantly on price. Moreover, certain aspects of the Company's business, including printing, are characterized by rapidly evolving technology that could result in the technological obsolescence of processes utilized by the Company. The Company competes with many corrugating firms and manufacturers of other packaging products, including those made of styrofoam, metal and plastic. Most of the Company's competitors have substantially greater financial, technical and human resources than the Company and may be better equipped to develop, manufacture and market products. These companies also compete with the Company in recruiting and retaining highly qualified personnel and consultants.

         Additionally, there are both corrugated and other packaging and display materials available which can provide some or all of the physical characteristics of LTI Processed(TM) products as well as high quality aesthetics and which directly compete with the Company's products. Major corrugating and integrated converters produce large quantities of corrugated products with wax and other coatings which are water resistant and can be used, for example, to pack wet and frozen foods for extended periods and to reduce abrasion of items with delicate finishes. The Company will face intense competition from these manufacturers to the extent that these products present viable alternatives to LTI Processed(TM) products. These products may remain attractive to many end users as they can be lower priced and end users will not have to incur the potential cost of interrupting product lines and supply sources to accommodate different packaging from a new company. The Company intends to compete with such manufacturers by offering a product that can be more expensive but which the Company believes will be of a higher quality, and in many circumstances, more efficient in the long term. Additionally, the Company will face competition for non-integrated converters who supply corrugated products that are laminated with high quality, lithographically printed paper. While the Company believes that these products do not have the physical properties of LTI Processed(TM) and offer little price advantage over LTI Processed(TM), they will effectively compete with the Company's products in the market for quality printed products.

         The Company also expects to encounter significant competition as it seeks to enter markets for other forms of value-added packaging and seeks to compete with products such as styrofoam, metal and plastic. Given the fact that the physical properties of these other materials have been long established, that end users are accustomed to using these materials and that manufacturers have massive national and international production and marketing efforts as well as sophisticated and well developed product lines, the Company will need to persuade end users of the value of an entirely new material and product design which is purchased from a new supplier. There can be no assurance that such efforts will be successful. Moreover, there can be no assurance that other companies will not develop products which are superior to the Company's or which achieve greater market penetration.

PATENTS AND PROPRIETARY RIGHTS

         The Company's success will depend in part on its ability to obtain patent protection for its products, both in the United States and abroad. On December 9, 1988, Michael Olvey, Sr., the inventor of the LTI Processed(TM) method and a founder and former President of the Company filed a patent application with the U.S. Patent and Trademark Office (the "U.S. Patent Office") covering the Company's LTI Processed(TM) technology. On March 15, 1990, the U.S. Patent Office rejected claims of the Company's patent application as being too broad in light of prior art. On April 19, 1993, Mr. Olvey assigned the rights to this patent application to the Company. The Company submitted a modification of its original application on March 27, 1997. This resulted in withdrawal of part of the rejections, and the Company expects to attempt to submit a further modification or responsive arguments not later than November, 1997, to attempt to overcome the remaining rejections.

         There can be no assurance that any patent applications filed by or on behalf of the Company will result in patents being issued, that patents, if any, issued to the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide any significant competitive advantage to the Company. Furthermore, there can be no assurance that others have not independently developed, or will not independently develop, similar products or technologies or, if patents are issued to the Company, will not design around such patents.

         The Company's potential products may conflict with patents which have been or may be granted to competitors or others. In particular, the Company is aware of a patent to Adolph Coors Company that relates to certain processes by which film, including polyester film, is reverse-printed and laminated onto linerboard. Such patent may affect the ability of the Company to obtain patent protection for some or all of the claims included in its patent application. Moreover, there can be no assurance that any application of the Company's technology will not infringe the Coors patent or any other patents or proprietary rights of others. Such other persons could bring legal actions against the Company claiming damages and seeking to enjoin manufacturing and marketing of the Company's products. If any such actions are successful, in addition to any potential liability for damages, the Company could be required to obtain a license in order to continue to manufacture or market the affected products. There can be no assurance that the Company would prevail in any such action or that any license required under any such patent would be made available on acceptable terms, if at all. If the Company becomes involved in litigation, it could consume a substantial portion of the Company's time and resources. Moreover, the non-approval of the Company's patent application or the invalidation of any patent that may be issued to the Company would likely have a material adverse effect on the Company.

         The Company also relies on trade secret protection for its confidential and proprietary information. However, trade secrets are difficult to protect and there can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets or disclose such technology, or that the Company can meaningfully protect its rights to unpatented trade secrets.

         The Company intends to protect its proprietary technology through the use of non-disclosure agreements with the laminators, corrugators, converters and printers with which it may establish strategic alliances and production relationships. The Company also requires that certain of its employees and consultants execute a confidentiality agreement upon the commencement of an employment or consulting relationship with the Company. The agreements generally provide that trade secrets and all inventions conceived by the individual and all confidential information developed or made known to the individual during the term of the relationship shall be the exclusive property of the Company and shall be kept confidential and not disclosed to third parties except in specified circumstances. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's proprietary information in the event of unauthorized use or disclosure of such information.

SUPPLIERS

         The Company is dependent on the suppliers of the raw materials used to produce LTI Processed(TM) products, including polyester film and linerboard. The corrugating industry periodically suffers shortages of linerboard. These shortages more seriously affect non-vertically integrated corrugating converters (those who do not own their own timber and produce their own roll-stock) by raising prices and forcing customers of corrugated board to purchase from integrated converters. To the extent the Company intends to utilize non-integrated converters for the production of LTI Processed(TM) packaging, a shortage-induced price increase could raise the price of such LTI Processed(TM) materials beyond the value margin, causing end users to seek integrated suppliers which may not use the Company's products. Although the Company's requirements for linerboard have to date been limited, the Company has relied, and will likely continue to rely, upon Ludlow Corporation as a principal supplier of linerboard. Additionally, the

Company has entered into contracts with Jet Corr, Inc. and Packaging-Atlanta, Corporation to corrugate and convert, respectively, the Company's integrated products.

         In the absence of a shortage, the Company believes that there are numerous sources of supply of its raw materials. However, should the Company be unable to obtain an adequate supply of necessary raw material, the Company's ability to continue to manufacture products in accordance with its business plan would be adversely affected.

GOVERNMENT REGULATION

         To the extent that LTI Processed(TM) is used in the food service and packaging industries, the Company is required to ensure that its products meet federal Food and Drug Administration (the "FDA") regulations regarding materials used in contact with food. A primary supplier of polyester film has informed the Company that the polyester film used by the Company has received FDA approval for contact with food. The Company believes that both polyester film and the bonding agents used in LTI Processed(TM) products are in compliance with approved food additive regulations permitting the types of food contact use contemplated by the Company. However, there can be no assurance that the Company's use of the materials included in its products will not require separate FDA approval. Obtaining FDA approval has historically been a costly and time-consuming process. The Company may also need to seek regulatory approval from foreign governments for the use of the LTI Processed(TM) products shipped to those countries. For example, the European Union has strict regulations as to the disposability and recyclability of imported packaging and paper products. There can be no assurance that such foreign regulations will not restrict or preclude the Company from engaging in activities in such countries, which could have a material adverse effect on the Company. The failure to obtain any required regulatory approvals could have a material adverse effect on the Company. To date the Company has not incurred substantial expenses to comply with environmental laws.

EMPLOYEES

         The Company currently has seven full-time employees and one part-time employee. The Company intends to hire two additional salespersons in the near future and may hire up to three additional salespersons. The Company may also determine to utilize the services of independent sales representatives. The Company's future success depends in significant part upon the continued services of its executive officers and its ability to attract and retain highly qualified sales and marketing and managerial personnel. Competition for such personnel is intense and there can be no assurance that the Company can retain its key employees or that it can attract, assimilate or retain other highly qualified sales and marketing and managerial personnel in the future. None of the Company's employees is represented by a labor union and the Company believes its relations with its employees to be satisfactory. On April 1, 1997, the Company placed its employees with Paradyme, a Professional Employer Organization. Under terms of the arrangement with Paradyme, the Company's employees became employees of Paradyme, entitling the employees to obtain superior benefits that the Company previously could not offer to its employees. While the Company must pay for the payroll cost of the employees, and a fee for this service, it avoids the overhead and additional administrative costs typically associated with these benefits.

RISK FACTORS

         DEVELOPMENT STAGE COMPANY; LIMITED HISTORY OF OPERATIONS; NEED FOR SIGNIFICANT ADDITIONAL FUNDS. The Company was organized in March, 1993 and is currently in the development stage. While it has conducted limited research and development and sales and marketing activities, it has not generated significant revenues and may experience many of the problems, delays, expenses and difficulties commonly encountered by early stage companies, many of which are beyond the Company's control. These include, but are not limited to, unanticipated problems relating to product development, testing, manufacturing, marketing, competition and regulatory compliance, included but not limited to possible regulations governing food packaging and recyclability, as well as additional costs and expenses that may exceed current estimates. There can be no assurance that the Company will successfully develop and commercialize any products, generate any revenues or ever achieve profitable operations. Additionally, the Company has never produced LTI Processed(TM) materials under the conditions and in the volume that will be required to be profitable and cannot predict all of the manufacturing difficulties that may arise. Given the particular properties of LTI Processed(TM) materials, the Company has in the past been forced to modify package construction to accommodate unforeseen design problems, including those associated with excess heat and cold retention in food service packaging. Thus, the Company's proposed products may require significant further research, development, design and testing, as well as regulatory clearances, prior to larger-scale commercialization. There can be no assurance that the Company's products will be successfully marketed, prove to be safe and practical, receive regulatory approvals if required (including, but not limited to, possible domestic or foreign requirements regarding packaging used in food service as well as possible domestic or foreign requirements regarding the recyclability of the Company's materials), or be capable of being produced in commercial quantities at reasonable costs.

         The Company's cash requirement may vary materially from those currently anticipated due to product development programs, relationships with strategic partners, if any, changes in the direction of the Company's activities and other factors. The Company has no commitments for any future funding and there can be no assurance that the Company will be able to obtain additional financing in the future from either debt or equity financings, collaborative arrangements or other sources on acceptable terms. Any future financing may result in significant dilution to investors. If the Company is unable to obtain the necessary financing, it will be required to significantly curtail its activities or cease operations.

         UNCERTAINTY OF MARKET ACCEPTANCE. The success of LTI Processed(TM) products will require the Company to secure production and marketing alliances within the highly competitive corrugated packaging market, which is characterized by manufacturers who operate at very low profit margins and by end users who often seek the lowest packaging and material costs possible. Additionally, much of the corrugated packaging industry is characterized by long-standing business relationships between manufacturer and end users. The Company will likely encounter resistance from end users reluctant to incur possible additional costs associated with LTI Processed(TM) products (compared to non-laminated corrugated products and other materials). In addition, the use of LTI Processed(TM) products may require that end users change both their packaging material and their source of packaging material, and perhaps incur the further cost and inconvenience of interrupting their production line to accommodate these changes. The Company has not conducted any market studies as to the commercial viability of LTI Processed(TM) products and there can be no assurance that the Company will be able to successfully demonstrate to manufacturers and end users that the properties of LTI Processed(TM) products justify the additional costs and/or burdens associated with such products.

         DEPENDENCE ON SUPPLIERS; SHORTAGES OF RAW MATERIALS AND PRICE FLUCTUATIONS. The Company does not manufacture the raw material that is used in its products and thus it depends on its raw material suppliers. The Company does not have any long-term supply or distribution agreements with any of its suppliers. The Company's success will depend in part on its ability to maintain relationships with its current suppliers and to develop new supplier relationships, as to which there can be no assurance. There can be no assurance that the loss of, or a significant disruption in the relationship with, one or more of the Company's suppliers would not have a material adverse effect on the Company's business and results of operations. Moreover, the corrugating industry periodically suffers shortages of roll stock paper from which corrugated board is made. These shortages more seriously affect non-vertically integrated corrugating converters (i.e., those that do not own their own timber and produce their own roll stock) by raising prices and forcing customers of corrugated board to purchase from integrated converters. In that the Company intends to utilize, to some extent, non-integrated converters for the production of LTI Processed(TM) packaging, a shortage-induced price increase could raise the price of such LTI Processed(TM) materials beyond its value margin, causing end users to seek integrated suppliers who may not use the Company's products.

         DEPENDENCE ON THIRD PARTIES FOR MANUFACTURING AND MARKETING ACTIVITIES. The Company does not intend to directly manufacture either LTI Processed(TM) linerboard or finished products. Instead the Company expects to contract for manufacture with additional outside laminators, corrugators and sheet plants with whom the Company may establish formal or informal relationships. Although the Company believes that such services are widely available, there can be no assurance that the Company will be able to procure these services on terms acceptable to the Company. Moreover, the Company's dependence on such third parties will reduce its control over the manufacturing process.

         Additionally, the Company may rely on large integrated converters to market LTI Processed(TM) products to their end users and intends to pursue strategic alliances with such companies for manufacture and marketing. The success of the Company will depend, in part, on its ability to enter into and maintain such strategic alliances and the collaborator's strategic interest in and ability to successfully manufacture and/or market LTI Processed(TM) products. To the extent the Company enters into any strategic alliance, the Company will be dependent to a significant extent on such partners. The success of any such strategic alliance will depend in part upon such partners' own competitive, marketing and strategic considerations, including the relative advantages of alternative products being developed and/or marketed by such partners. If any such partners are unsuccessful in manufacturing and/or marketing the Company's products, the Company's business, financial condition and results of operations would be materially adversely affected.

         The Company has no experience in manufacturing or marketing products on a commercial scale and does not have the resources to manufacture on a commercial scale any of its products. To the extent that the Company determines not to, or is unable to, enter into strategic alliances with respect to the manufacture or marketing of LTI Processed(TM) products, significant additional funds, capital expenditures, management resources and time will be required to establish a manufacturing facility or develop a larger sales force. There can be no assurance that the Company will be able to enter into strategic alliances to manufacture or market its proposed products or, in lieu thereof, establish a manufacturing facility or develop a sufficient sales force, or be successful in gaining market acceptance of its products. See "Description of Business--Manufacturing" and "--Sales and Marketing".

         DEPENDENCE ON PATENTS AND PROPRIETARY TECHNOLOGY; UNCERTAINTY OF PATENT PROTECTION; NO ASSURANCE OF SIGNIFICANT COMPETITIVE ADVANTAGE. The Company's success will depend in part on its ability to obtain patent protection for its products, both in the United States and abroad. On December 9, 1988, Michael Olvey, Sr., the inventor of the LTI Processed(TM) method and a founder and former President of the Company, filed a patent application with the U.S. Patent and Trademark Office (the "U.S. Patent Office") covering the Company's LTI Processed(TM) technology. On March 15, 1990, the U.S. Patent Office rejected the claims of the Company's patent application as being too broad in light of prior art. On April 19, 1993, Mr. Olvey assigned all rights to this patent application to the Company. The Company submitted a modification of its original application on March 27, 1997. This resulted in withdrawal of part of the rejections, and the Company expects to submit a further modification or responsive arguments not later than November, 1997, to attempt to overcome the remaining rejections.

         There can be no assurance that any patent applications filed by or on behalf of the Company will result in patents being issued, that patents, if any, issued to the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide any significant competitive advantage to the Company. Furthermore, there can be no assurance that others have not independently developed, or will not independently develop, similar products or technologies or, if patents are issued to the Company, will not design around such patents.

         The Company's potential products may conflict with patents which have been or may be granted to competitors or others. In particular, the Company is aware of a patent issued to Adolph Coors Company that relates to certain processes by which film, including polyester film, is reverse-printed and laminated onto linerboard. Such patent may affect the ability of the Company to obtain patent protection for some or all of the claims included in its patent application. Moreover, there can be no assurance that any application of the Company's technology will not infringe the Coors patent or any other patents or proprietary rights of others. Such other persons could bring legal actions against the Company claiming damages and seeking to enjoin manufacturing and marketing of the Company's products. If any such actions are successful, in addition to any potential liability for damages, the Company could be required to obtain a license in order to continue to manufacture or market the affected products. There can be no assurance that the Company would prevail in any such action or that any license required under any such patent would be made available on acceptable terms, if at all. If the Company becomes involved in litigation, it could consume a substantial portion of the Company's time and resources. Moreover, the non-approval of the Company's patent application or the invalidation of any patent that may be issued to the Company would likely have a material adverse effect on the Company.

         The Company also relies on trade secret protection for its confidential and proprietary information. However, trade secrets are difficult to protect and there can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets or disclose such technology, or that the Company can meaningfully protect its rights to unpatentable trade secrets.

         The Company intends to protect its proprietary technology through the use of licensing, exclusivity and non-disclosure agreements with the laminators, corrugators, converters and printers with which it may establish strategic alliances and production relationships. The Company also requires that certain of its employees and consultants execute a confidentiality agreement upon the commencement of an employment or consulting relationship with the Company. The agreements generally provide that trade secrets and all inventions conceived by the individual and all confidential information developed or made known to the individual during the term of the relationship shall be the exclusive property of the Company and shall be kept confidential and not disclosed to third parties except in specified circumstances. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's proprietary information in the event of unauthorized use or disclosure of such information. See "Description of Business--Patents and Proprietary Rights."

         COMPETITION. Competition in the corrugated and packaging industries is intense and based significantly on price. Moreover, certain aspects of the Company's business, including printing, are characterized by rapidly evolving technology that could result in the technological obsolescence of processes utilized by the Company. The Company competes with many corrugating firms and manufacturers of other packaging products, including those made of styrofoam, metal and plastic. Most of the Company's competitors have substantially greater financial, technical and human resources than the Company and are better equipped to develop, manufacture and market products. These companies also compete with the Company in recruiting and retaining highly qualified personnel and consultants.

         Additionally, there are both corrugated and other packaging and display materials available which can provide some or all of the physical characteristics of LTI Processed(TM) products as well as high quality aesthetics and which directly compete with the Company's products. Major corrugating and integrated converters produce large quantities of corrugated products with wax and other coatings which are water resistant and can be used, for example, to pack wet and frozen foods for extended periods and to reduce abrasion of items with delicate finishes. The Company will face intense competition from these manufacturers to the extent that these products present viable alternatives to LTI Processed(TM) products. These products may remain attractive to many end users as they can be lower priced and end users will not have to incur the potential cost of interrupting product lines and supply sources to accommodate different packaging from a new company. The Company intends to compete with such manufacturer by offering a product that can be more expensive but which the Company believes will be of higher quality, and in many circumstances may be more cost-efficient in the long term. Additionally, the Company will face competition from non-integrated converters who supply corrugated products that are laminated with high quality, lithographically printed paper. While the Company believes that these products do not have the physical properties of LTI Processed(TM), these products may offer a price advantage over LTI Processed(TM) and will effectively compete with the Company's products in the market for quality printed products.

         The Company also expects to encounter significant competition as it seeks to enter markets for other forms of value-added packaging and products such as styrofoam, metal and plastic. Given the fact that the physical properties of these other materials have been long established, that end users are accustomed to using these materials and that manufacturers have massive national and international production and marketing efforts as well as sophisticated and well developed product lines, the Company will need to persuade end users of the value of an entirely new material and product design which is purchased from a new supplier. There can be no assurance that such efforts will be successful. Moreover, there can be no assurance that other companies will not develop products which are superior to the Company's or which achieve greater market penetration. See "Description of Business--Competition".

         UNCERTAINTY OF GOVERNMENT REGULATORY REQUIREMENTS. To the extent that LTI Processed(TM) is used in the food service and packaging industries, the Company will be required to ensure that its products meet federal Food and Drug Administration (the "FDA") regulations regarding materials used in contact with food. The Company believes that both the polyester film and the bonding agents used in LTI Processed(TM) products will be in compliance with approved food additive regulations permitting the types of food contact use contemplated by the Company. However, there can be no assurance that the Company's use of the materials included in its products will not require separate FDA approval. Obtaining FDA approval has historically been a costly and time-consuming process. The Company may also need to seek regulatory approval from foreign governments for the use of LTI Processed(TM) products shipped to those countries. For example, the European Union has strict regulations as to the disposability and recyclability of imported packaging and paper products. There can be no assurance that such foreign regulations will not restrict or preclude the Company from engaging in activities in such countries, which could have a material adverse effect on the Company. The failure to obtain any required regulatory approvals could have a material adverse effect on the Company.

         DEPENDENCE ON KEY PERSONNEL. The Company is dependent on Michael E. Noonan, the Company's Chairman and Chief Executive Officer, as well as principal members of its management, design and marketing staff, the loss of one or more of whom could substantially impair the Company's development and marketing plans. The Company has obtained a $2,000,000 "key-man" life insurance policy on the life of Mr. Noonan and has also entered into a one year employment agreement with Mr. Noonan. The future success of the Company depends in large part upon its ability to attract and retain highly qualified personnel. The Company faces intense competition for such highly qualified personnel from other corrugated manufacturers and may be required to pay higher salaries to attract and retain such personnel. There can be no assurance that the Company will be able to hire sufficient qualified personnel on a timely basis or retain such personnel. The loss of such key personnel or failure to recruit additional key personnel by the Company could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, many members of the Company's management team have only recently joined the Company. Managing the integration of new personnel could adversely affect the Company's growth and progress until such integration occurred.

         POTENTIAL ADVERSE IMPACT OF RELEASE OF LOCKED-UP SECURITIES. All of the Company's current stockholders, officers and directors have agreed not to sell, assign, transfer or otherwise dispose publicly any of their shares of Common Stock for a period from October 9, 1996, until November 10, 1997, without the prior written consent of the D. H. Blair Investment Banking Corporation. Sales of such shares of Common Stock, or the possibility of such sales, in the public market may have an adverse effect on the market price of the securities offered hereby.

         POTENTIAL ADVERSE EFFECT OF REDEMPTION OF WARRANTS. On October 9, 1997, the Warrants may be redeemed by the Company at a redemption price of $.05 per Warrant upon not less than 30 days prior written notice if, with respect to the Class A Warrants, the closing bid price of the Common Stock shall have averaged in excess of $9.10 per share and, with respect to the Class B Warrants, $12.25 per share, in each instance for 30 consecutive trading days ending within 15 days of the notice. Redemption of the Warrants could force the holders (i) to exercise the Warrants and pay the exercise price therefor at a time when it may be disadvantageous for the holders to do so, (ii) to sell the Warrants at the then current market price when they might otherwise wish to hold the Warrants, or (iii) to accept the nominal redemption price which, at the time the Warrants are called for redemption, is likely to be substantially less than the market value of the Warrants. See footnotes to financial statements.

         CURRENT PROSPECTUS AND STATE REGISTRATION TO EXERCISE WARRANTS; LACK OF CERTAIN AFTERMARKET EXEMPTIONS. Holders of Warrants will be able to exercise the Warrants only if (i) a current prospectus under the Securities Act relating to the securities underlying the Warrants is then in effect, and (ii) such securities are qualified for sale or exempt from qualification under the applicable securities laws of the states in which the various holders of Warrants reside. Although the Company has undertaken and intends to use its best efforts to maintain a current prospectus covering the securities underlying the Warrants following completion of the Offering to the extent required by Federal securities laws, there can be no assurance that the Company will be able to do so. The value of the Warrants may be greatly reduced if a prospectus covering the securities issuable upon the exercise of the Warrants is not kept current or if the securities are not qualified, or exempt from qualification, in the states in which the holders of Warrants reside. Persons holding Warrants who reside in jurisdictions in which such securities are not qualified and in which there is no exemption will be unable to exercise their Warrants and would either have to sell their Warrants in the open market or allow them to expire unexercised. If and when the Warrants become redeemable by the terms thereof, the Company may exercise its redemption right even if it is unable to qualify the underlying securities for sale under all applicable state securities laws.

         POSSIBLE DELISTING OF SECURITIES FROM THE NASDAQ STOCK MARKET. While the Company's Units, Common Stock, Class A Warrants and Class B Warrants meet the current Nasdaq listing requirements and are included on the Nasdaq SmallCap Market, there can be no assurance that the Company will meet the criteria for continued listing. Continued inclusion on Nasdaq generally requires that (i) the Company maintain at least $2,000,000 in total assets and $1,000,000 in capital and surplus, (ii) the minimum bid price of the Common Stock be $1.00 per share,
(iii) there be at least 100,000 shares in the public float valued at $200,000 or more, (iv) the Common Stock have at least two active market makers, and (v) the Common Stock be held by at least 300 holders.

         If the Company is unable to satisfy Nasdaq's maintenance requirements, its securities may be delisted from Nasdaq. In such event, trading, if any, in the Units, Common Stock and Warrants would thereafter be conducted in the over-the-counter market in the so-called "pink sheets" or the NASD's "Electronic Bulletin Board". Consequently, the liquidity of the Company's securities could be impaired, not only in the number of securities which could be bought and sold, but also through delays in the timing of transactions, reduction in security analyst's and the news media's coverage of the Company, and lower prices for the Company's securities than might otherwise be attained.

         RISKS OF LOW-PRICED STOCK. If the Company's securities were delisted from Nasdaq (See "--Risk Factors--Possible Delisting of Securities from the Nasdaq Stock Market"), they could become subject to Rule 15g-9 under the Exchange Act, which imposes additional sales practice requirements on broker-dealers which sell such securities to persons other than established customers and "accredited investors" (generally, individuals with net worths in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, such rule may adversely affect the ability of broker-dealers to sell the Company's securities and may adversely affect the ability of the Company's security holders to sell the Company's securities in the secondary market.

         Commission regulations define a "penny stock" to be any non-Nasdaq equity security that has a market price (as therein defined) of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the Commission relating to the penny stock market. Disclosure is also required to be made about commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

         The foregoing required penny stock restrictions will not apply to the Company's securities if such securities are listed on Nasdaq and have certain price and volume information provided on a current and continuing basis or meet certain minimum net tangible assets or average revenue criteria. There can be no assurance that the Company's securities will qualify for exemption from these restrictions. In any event, even if the Company's securities were exempt from such restrictions, it would remain subject to Section 15(b)(6) of the Exchange Act, which gives the Commission the authority to prohibit any person that is engaged in unlawful conduct while participating in a distribution of a penny stock from associating with a broker-dealer or participating in a distribution of a penny stock, if the Commission finds that such a restriction would be in the public interest. If the Company's securities were subject to the rules on penny stocks, the market liquidity for the Company's securities could be severely adversely affected.

ITEM 2. PROPERTIES

         The Company currently leases approximately 5,000 square feet of office space for its executive offices pursuant to a two year agreement which provides for a monthly rent of $3833. The office space, located in Atlanta, Georgia, is in excellent condition.

ITEM 3. LEGAL PROCEEDINGS

         The Company is not involved in any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year ended March 31, 1997.

                                   PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        A.   MARKET INFORMATION

               The Company's units, Common Stock, Class A Warrants and Class B Warrants are reported by the Nasdaq SmallCap Market under the symbols, "LAMTU", "LAMT", "LAMTW" and "LAMTZ", respectively. The following table sets forth the range of high and low bid quotations or high and low sales prices for the Company's Common Stock for each of the periods indicated as reported by the Nasdaq. Bid quotations reflect interdealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions. The Company's securities commenced trading on October 9, 1996.


         Fiscal year ended March 31, 1997.
                                                              High              Low
                                                              ----              ---

         Units    ("LAMTU")
         3rd quarter (commencing October 9, 1996)             $ 10.25           $ 6.25
                                                              -------           ------
         4th quarter                                          $ 9.625           $ 7.75

         Common Stock   ("LAMT")
         3rd quarter (commencing October 9, 1996)             $ 5.625           $ 3.75
                                                              -------           ------
         4th quarter                                          $ 5.625           $ 4.00

         Class A Warrants    ("LAMTW")
         3rd quarter (commencing October 9, 1996)             $  2.75           $ 2.00
                                                              -------           ------
         4th quarter                                          $  3.00           $.9375

         Class B Warrants    ("LAMTZ")
         3rd quarter (commencing October 9, 1996)             $  2.00           $ 1.50
                                                              -------           ------
         4th quarter                                          $ 1.375           $1.125



         B.   HOLDERS

         The approximate number of record holders of shares of the Common Stock of the Company outstanding as of June 10, 1997 was 29.

         C.   DIVIDENDS

              The Company has never paid cash dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future. The Company currently intends to retain all earnings, if any, for use in the expansion of the Company's business. The declaration and payment of future dividends, if any, will be at the sole discretion of the Board of Directors and will depend upon the Company's profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company is a development stage company organized to develop, design and market value-added packaging and specialty display products. Since its inception, the Company's efforts have been principally devoted to research, development and design of products, marketing activities and raising capital. The Company has had only limited sales, has generated minimal revenues from operations and has incurred substantial operating losses from these activities.

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

         The following discussion should be read in conjunction with the Financial Statements and notes thereto included elsewhere in this Form 10-KSB.

RESULTS OF OPERATIONS

         Fiscal Years Ended March 31, 1996 and 1997. Net sales decreased from approximately $119,000 in the twelve months ended March 31, 1996 ("fiscal 1996") to $24,000 in the twelve months ended March 31, 1997 ("fiscal 1997"). Management invested its resources in developing its technology for commercialization during fiscal 1997 and thus did not pursue product sales. Gross loss, which includes the costs of items manufactured as well as the cost of samples, was approximately ($158,000) in fiscal 1996 as compared to a gross profit of $7,000 in fiscal 1997. The gross profit margin in fiscal 1996 and fiscal 1997 includes pre-production costs and therefore is not indicative of future margins. The gross loss in fiscal 1996 was primarily attributable to the amount of product given away as samples.

         Selling, general and administrative expenses increased by 71% from approximately $1,042,000 in fiscal 1996 to approximately $1,779,000 in fiscal 1997. The increase is primarily attributable to (1) a charge of approximately $386,000 relating to the fair market value of stock options granted by two principal stockholders of the Company to the Company's Chairman, President and Chief Executive Officer, (2) a cost of approximately $279,000 for debt placement fees regarding placement of $1,995,000 in bridge notes, and (3) increased business activity prior and subsequent to the Company's public stock offering in October, 1996.

         In fiscal 1996 the Company charged to earnings approximately $944,000 relating to the repayment of the Bridge Notes.

         Interest expense increased by approximately 681% from approximately $101,000 for fiscal 1996 to approximately $789,000 for fiscal 1997. The increase is primarily due to an increase in interest bearing debt outstanding during fiscal 1997, which was retired in October, 1996 with the use of part of the proceeds from the October, 1996 sale of stock.

         Interest income increased from zero in fiscal 1995 to approximately $110,000 in fiscal 1997 as cash proceeds from the Company's public stock offering in October, 1996 have been invested in short term cash investments to the extent not needed for current operations.

         Net loss increased 96% from approximately $1,229,000, or $2.02 per share, in fiscal 1996 to approximately $2,409,000, or $ 1.47 per share, in fiscal 1997, as a result of the foregoing factors.

LIQUIDITY AND CAPITAL RESOURCES

         Prior to the public stock offering, the Company funded its activities through loans from principal stockholders and private placements of equity and debt securities. On October 9, 1996, the Company sold 1,700,000 units at $5 per unit in a public offering (See Notes to Consolidated Financial Statements). Each unit consists of one share of common stock, one Class A Warrant and one Class B Warrant. On November 4, 1996 the underwriter exercised its over-allotment option to purchase an additional 255,000 units at $5 per unit. The initial public offering resulted in total net proceeds to the Company of approximately $7,988,000.

         The net proceeds were used to: (1) repay the bridge debt of $1,995,000 plus accrued interest, (2) pay the $150,000 accrued dividends on preferred stock, (3) repay other existing debt and payables of approximately $320,000, and
(4) provide working capital for operations. The remaining proceeds of the offering are intended to be used by the Company to implement its business plan, which includes the development and testing of products utilizing the LTI Processed(TM) method and sales and marketing activities. At March 31, 1997, the Company had $4.9 million in cash and liquid investments. The Company expects to continue to incur substantial research, development and marketing costs in the future. The Company also expects that general and administrative costs necessary to support manufacturing and the expansion of a marketing and sales organization will increase in the future. Accordingly, the Company expects to continue to incur operating losses for the foreseeable future.

         Certain common stockholders have agreed to place 410,000 shares of Common Stock of the Company into escrow. Conditions for release of the escrowed shares are discussed in the footnotes to the financial statements, Part II, Item
7. In the event of the release of the Escrow Shares, the Company will recognize during the period in which the earnings thresholds are probable of being met or such stock price levels achieved, a substantial non-cash charge to earnings (not deductible for income tax purposes) equal to the fair market value of such shares on the date of their release, which would have the effect of significantly increasing the Company's loss or reducing or eliminating earnings, if any, at such time. There can be no assurance that the Company will attain the targets which would enable the Escrow Shares to be released from escrow. The recognition of the potential charges to income described above may have a depressive effect on the market price of the Company's securities.

         At March 31, 1997 the Company had net operating loss carry-forwards for Federal income tax purposes of approximately $5,250,000. The net operating loss and credit carry-forwards expire from March, 2008 through March, 2012. Additionally, the Company's ability to utilize its net operating loss carry-forwards may be subject to annual limitations pursuant to Section 382 of the Internal Revenue Code as a result of this Offering.

ITEM 7.  FINANCIAL STATEMENTS

         The Consolidated Financial Statements required by this Item are set forth at the pages indicated in Item 13(a) below.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                   PART III

ITEM  9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 10. MANAGEMENT REMUNERATION AND TRANSACTIONS.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 12. MANAGEMENT TRANSACTIONS.

         The information for Part III, Items 9, 10, 11 and 12 is hereby incorporated by reference to the Company's Proxy Statement, which will be filed with the commission within one hundred twenty (120) days of the close of the Company's fiscal year pursuant to regulation 14A.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A.

         (a)      Financial Statements
                  See "Index to Consolidated Financial Statements at page F-1.

         (b)      Reports on Form 8-K.
                  No reports on Form 8-K.

         (c)      Exhibits
                  The following exhibits are filed as part of this report:


                                EXHIBIT INDEX

EXHIBIT NO.                                 DESCRIPTION
-----------       --------------------------------------------------------------

         1.1(1)   --FORM OF UNDERWRITING AGREEMENT

         3.1(1)   --RESTATED CERTIFICATE OF INCORPORATION OF THE REGISTRANT

         3.2(1)   --BY-LAWS OF THE REGISTRANT

         4.1(1)   --FORM OF BRIDGE NOTE

         4.2(1)   --FORM OF WARRANT AGREEMENT

         4.3(1)   --FORM OF UNDERWRITER'S UNIT PURCHASE OPTION

        10.1(2)   --EMPLOYMENT AGREEMENT BETWEEN THE REGISTRANT AND MICHAEL E. NOONAN

        10.2(2)   --REGISTRATION RIGHTS AGREEMENT BETWEEN THE REGISTRANT AND MICHAEL E. NOONAN

        10.3(1)   --ESCROW AGREEMENT BETWEEN THE REGISTRANT, AMERICAN STOCK TRANSFER & TRUST
                    COMPANY AND CERTAIN SECURITY HOLDERS OF THE REGISTRANT

        10.3A(2)  --AMENDMENT TO ESCROW AGREEMENT BETWEEN THE REGISTRANT, AMERICAN STOCK
                    TRANSFER & TRUST COMPANY AND CERTAIN SECURITY HOLDERS OF THE REGISTRANT

        10.4(1)   --FORM OF DEBT CONVERSION AGREEMENT BETWEEN THE REGISTRANT AND THE CONVERSION
                     INVESTORS

        10.5(1)   --MEMORANDUM OF UNDERSTANDING DATED AUGUST 26, 1994, BETWEEN THE REGISTRANT
                    AND TMR, AS AMENDED.

        10.6(1)   --OUTSOURCING AGREEMENT DATED SEPTEMBER 1, 1994, BETWEEN THE REGISTRANT AND
                     TMR

         10.7(1)  --AMENDED AND RESTATED 1996 STOCK OPTION PLAN

         10.8(1)  --FORM OF INDEMNIFICATION AGREEMENT

         27.1     --FINANCIAL DATA SCHEDULE (FOR SEC USE ONLY)

(1) INCORPORATED BY REFERENCE TO THE COMPANY'S REGISTRATION STATEMENT ON FORM SB-2 (FILE NO. 333-6711) FILED WITH THE COMMISSION ON JUNE 24, 1996.

(2) INCORPORATED BY REFERENCE TO AMENDMENT NO. 1 TO THE COMPANY'S REGISTRATION STATEMENT ON FORM SB-2 (FILE NO. 333-6711) FILED WITH THE COMMISSION ON JULY 31, 1996.

                  LAMINATING TECHNOLOGIES, INC. AND SUBSIDIARY
                          (a development stage company)


                                  - I N D E X -
                                  -------------


                                                              PAGE
                                                             NUMBER
                                                             ------


REPORT OF INDEPENDENT AUDITORS                                F-2


CONSOLIDATED BALANCE SHEET AS AT
MARCH 31, 1997                                                F-3


CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED MARCH 31, 1996, THE
YEAR ENDED MARCH 31, 1997 AND THE
PERIOD FROM APRIL 19, 1993 (COMMENCEMENT
OF OPERATIONS) THROUGH MARCH 31, 1997                         F-4


CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
FOR THE PERIOD FROM APRIL 19, 1993
(COMMENCEMENT OF OPERATIONS) THROUGH
MARCH 31, 1997                                                F-5


CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
THE YEAR ENDED MARCH 31, 1996, THE YEAR
ENDED MARCH 31, 1997 AND THE PERIOD FROM
APRIL 19, 1993 (COMMENCEMENT OF OPERATIONS)
THROUGH MARCH 31, 1997                                        F-6


NOTES TO FINANCIAL STATEMENTS                                 F-7

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Stockholders
Laminating Technologies, Inc.
Atlanta, Georgia


        We have audited the accompanying consolidated balance sheet of Laminating Technologies, Inc. and subsidiary (a development stage company) as at March 31, 1997, and the related consolidated statements of operations, changes in stockholders' equity (capital deficiency) and cash flows for each of the years in the two-year period ended March 31, 1997 and for the period from April 19, 1993 (commencement of operations) through March 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Laminating Technologies, Inc. and subsidiary at March 31, 1997 and the consolidated results of their operations, and their consolidated cash flows for each of the years in the two-year period ended March 31, 1997 and for the period from April 19, 1993 (commencement of operations) through March 31, 1997 in conformity with generally accepted accounting principles.



Richard A. Eisner & Company, LLP

New York, New York
June 4, 1997

                  LAMINATING TECHNOLOGIES, INC. AND SUBSIDIARY
                          (a development stage company)

                           CONSOLIDATED BALANCE SHEET

                              AS AT MARCH 31, 1997



                                   A S S E T S

Current assets:
   Cash . . . . . . . . . . . . . . . . . . . . . . . . . .           $   907,850
   Investments (Note B[2]). . . . . . . . . . . . . . . . .             4,032,267
   Accounts receivable. . . . . . . . . . . . . . . . . . .                 8,772
   Inventories (Notes B[3] and C) . . . . . . . . . . . . .               103,326
   Other current assets . . . . . . . . . . . . . . . . . .                41,567
                                                                      -----------

          Total current assets. . . . . . . . . . . . . . .             5,093,782

Fixed assets, net (Notes B[4] and D). . . . . . . . . . . .               209,224
                                                                      -----------

          T O T A L . . . . . . . . . . . . . . . . . . . .           $ 5,303,006
                                                                      ===========

                               L I A B I L I T I E S

Current liabilities:
   Accounts payable . . . . . . . . . . . . . . . . . . . .           $   256,341
   Accrued expenses . . . . . . . . . . . . . . . . . . . .                39,268
   Payroll taxes payable. . . . . . . . . . . . . . . . . .                51,625
                                                                      -----------

          Total current liabilities . . . . . . . . . . . .               347,234
                                                                      -----------

Commitments and other matters (Note F)

                              STOCKHOLDERS' EQUITY
                                    (Note E)

Series A convertible preferred stock, par value $.01, 5,000,000 shares authorized, none issued

Common stock, par value $.01, 20,000,000 shares authorized,
   3,185,000 shares issued and outstanding. . . . . . . . .                31,850

Additional paid-in capital. . . . . . . . . . . . . . . . .            11,708,605

Deficit accumulated during the development stage. . . . . .            (6,784,683)
                                                                     ------------

          Total stockholders' equity. . . . . . . . . . . .             4,955,772
                                                                      -----------

          T O T A L . . . . . . . . . . . . . . . . . . . .           $ 5,303,006
                                                                      ===========







                 The accompanying notes to financial statements
                          are an integral part hereof.

                  LAMINATING TECHNOLOGIES, INC. AND SUBSIDIARY
                          (a development stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                          April 19, 1993
                                                                                                           (Commencement
                                                                    Year Ended March 31,                  of  Operations)
                                                              ---------------------------------               Through
                                                                  1996                  1997              March 31, 1997
                                                              -----------           -----------           --------------
Net sales. . . . . . . . . . . . . . . . . .                  $   119,412           $    23,918             $   365,703

Cost of goods sold . . . . . . . . . . . . .                      277,454                16,751               1,032,524
                                                              -----------           -----------             -----------

Gross profit (loss). . . . . . . . . . . . .                     (158,042)                7,167                (666,821)

Selling, general and administrative
   expenses. . . . . . . . . . . . . . . . .                    1,042,290             1,779,339               5,082,384
                                                              -----------           -----------             -----------

Operating (loss) . . . . . . . . . . . . . .                   (1,200,332)           (1,772,172)             (5,749,205)

Interest expense . . . . . . . . . . . . . .                      100,874               789,433                 955,783

Interest income. . . . . . . . . . . . . . .                                           (109,533)               (109,533)

Cancellation of debt . . . . . . . . . . . .                     (121,738)              (49,170)               (170,908)

Loss on abandonment of fixed assets. . . . .                       49,277                 5,808                 104,184
                                                              -----------           -----------             -----------

NET (LOSS) . . . . . . . . . . . . . . . . .                  $(1,228,745)          $(2,408,710)            $(6,528,731)
                                                              ===========           ===========             ===========

Net (loss) per share of common stock . . . .                  $     (2.02)          $     (1.47)
                                                              ===========           ===========
Weighted average number of common shares
   outstanding . . . . . . . . . . . . . . .                      632,719             1,667,821
                                                              ===========           ===========

                 The accompanying notes to financial statements
                          are an integral part hereof.

                 LAMINATING TECHNOLOGIES, INC. AND SUBSIDIARY
                        (a development stage company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
                                   (Note E)


                                                                   Convertible
                                                                 Preferred Stock             Common Stock
                                                                 Par Value $.01              Par Value $.01              Stock
                                                              ---------------------      ----------------------      Subscription
                                                                Shares       Amount       Shares        Amount        Receivable
                                                              ---------     -------      ---------     --------     --------------
Common stock issued in connection with the acquisition of
   the assets of Cool-R Enterprises, Inc. in April 1993 . .                                168,114     $ 1,681
Common stock issued in connection with obtaining
   rights to developed technology in April 1993 . . . . . .                                150,126       1,501
Issuance of common stock for cash and settlement of debt
   in April 1993. . . . . . . . . . . . . . . . . . . . . .                                235,221       2,352
Cash contributed by stockholder . . . . . . . . . . . . . .
Issuance of convertible preferred stock for cash
   in September 1993. . . . . . . . . . . . . . . . . . . .    250,000      $ 2,500
Common stock issued to an officer in connection
   with the signing of an employment agreement in
   October 1993 . . . . . . . . . . . . . . . . . . . . . .                                 46,122         461        $  (1,250)
Net (loss) for the period April 19, 1993 (commencement of
   operations) through March 31, 1994 . . . . . . . . . . .   --------      -------      ---------     -------        ---------

Balance - March 31, 1994  . . . . . . . . . . . . . . . . .    250,000        2,500        599,583       5,995           (1,250)
Issuance of common stock for cash in May 1994 . . . . . . .                                  3,690          37
Common stock issued as consideration for
   compensation in August 1994. . . . . . . . . . . . . . .                                 50,662         507
Services contributed by stockholder . . . . . . . . . . . .
Net (loss) for the year ended March 31, 1995. . . . . . . .   --------      -------      ---------     -------        ---------

Balance - March 31, 1995  . . . . . . . . . . . . . . . . .    250,000        2,500        653,935       6,539           (1,250)
Issuance of common stock as settlement of notes payable
   to a stockholder in June 1995. . . . . . . . . . . . . .                                 33,208         332
Collection of stock subscription. . . . . . . . . . . . . .                                                               1,250
Common stock purchased for treasury . . . . . . . . . . . .                               (126,114)
Common stock issued from treasury . . . . . . . . . . . . .                                126,114
Common stock contributed to treasury and cancelled. . . . .                                 (7,379)        (74)
Contribution to capital (Note G). . . . . . . . . . . . . .
Net (loss) for the year ended March 31, 1996. . . . . . . .
                                                              --------      -------      ---------     -------        ---------

Balance - March 31, 1996  . . . . . . . . . . . . . . . . .    250,000        2,500        679,764       6,797            - 0 -
Warrants issued in connection with Bridge Notes . . . . . .
Conversion of debt to common stock. . . . . . . . . . . . .                                361,061       3,611
Common stock issued as consideration for compensation . . .                                  4,689          47
Stock options issued by stockholders to an officer as
   compensation . . . . . . . . . . . . . . . . . . . . . .
Payment of cumulative dividends on Series A
   preferred stock. . . . . . . . . . . . . . . . . . . . .
Preferred stock conversion. . . . . . . . . . . . . . . . .   (250,000)      (2,500)
Sale of 1,955,000 shares of common stock (net of
   offering costs). . . . . . . . . . . . . . . . . . . . .                              1,955,000      19,550
Net (loss) for the year ended March 31, 1997. . . . . . . .
                                                              --------      -------      ---------     -------        ---------

BALANCE AT MARCH 31, 1997 . . . . . . . . . . . . . . . . .      - 0 -      $ - 0 -      3,185,000     $31,850        $   - 0 -
                                                              ========      =======      =========     =======        =========




                                                                                                        Deficit
                                                                                                      Accumulated
                                                                   Additional                          During the
                                                                    Paid-in         Treasury          Development
                                                                     Capital          Stock              Stage            Total
                                                                  -------------     ---------         ------------      -----------
Common stock issued in connection with the acquisition of
   the assets of Cool-R Enterprises, Inc. in April 1993 . .             (1,681)                        $  (255,952)    $  (255,952)
Common stock issued in connection with obtaining
   rights to developed technology in April 1993 . . . . . .             (1,501)                                              - 0 -
Issuance of common stock for cash and settlement of debt
   in April 1993. . . . . . . . . . . . . . . . . . . . . .            635,148                                             637,500
Cash contributed by stockholder . . . . . . . . . . . . . .             12,500                                              12,500
Issuance of convertible preferred stock for cash
   in September 1993. . . . . . . . . . . . . . . . . . . .            497,500                                             500,000
Common stock issued to an officer in connection
   with the signing of an employment agreement in
   October 1993 . . . . . . . . . . . . . . . . . . . . . .            124,539                                             123,750
Net (loss) for the period April 19, 1993 (commencement of
   operations) through March 31, 1994 . . . . . . . . . . .                                             (1,361,215)     (1,361,215)
                                                                  ------------                         -----------     -----------

Balance - March 31, 1994  . . . . . . . . . . . . . . . . .          1,266,505                          (1,617,167)       (343,417)
Issuance of common stock for cash in May 1994 . . . . . . .             19,963                                              20,000
Common stock issued as consideration for
   compensation in August 1994. . . . . . . . . . . . . . .            136,799                                             137,306
Services contributed by stockholder . . . . . . . . . . . .             30,000                                              30,000
Net (loss) for the year ended March 31, 1995. . . . . . . .                                             (1,530,061)     (1,530,061)
                                                                  ------------                         -----------     ------------

Balance - March 31, 1995  . . . . . . . . . . . . . . . . .          1,453,267                          (3,147,228)     (1,686,172)
Issuance of common stock as settlement of notes payable
   to a stockholder in June 1995. . . . . . . . . . . . . .             89,668                                              90,000
Collection of stock subscription. . . . . . . . . . . . . .                                                                  1,250
Common stock purchased for treasury . . . . . . . . . . . .                          $(150,000)                           (150,000)
Common stock issued from treasury . . . . . . . . . . . . .                            150,000                             150,000
Common stock contributed to treasury and cancelled. . . . .                 74                                               - 0 -
Contribution to capital (Note G). . . . . . . . . . . . . .            307,457                                             307,457
Net (loss) for the year ended March 31, 1996. . . . . . . .                                             (1,228,745)     (1,228,745)
                                                                  ------------       ---------         -----------     -----------

Balance - March 31, 1996  . . . . . . . . . . . . . . . . .          1,850,466           - 0 -          (4,375,973)     (2,516,210)
Warrants issued in connection with Bridge Notes . . . . . .            665,000                                             665,000
Conversion of debt to common stock. . . . . . . . . . . . .            974,961                                             978,572
Common stock issued as consideration for compensation . . .             12,660                                              12,707
Stock options issued by stockholders to an officer as
   compensation . . . . . . . . . . . . . . . . . . . . . .            386,000                                             386,000
Payment of cumulative dividends on Series A
   preferred stock. . . . . . . . . . . . . . . . . . . . .           (150,000)                                           (150,000)
Preferred stock conversion. . . . . . . . . . . . . . . . .                655                                                 -0-
Sale of 1,955,000 shares of common stock (net of
   offering costs). . . . . . . . . . . . . . . . . . . . .          7,968,863                                           7,988,413
Net (loss) for the year ended March 31, 1997. . . . . . . .                                             (2,408,710)     (2,408,710)
                                                                  ------------       ---------         -----------     -----------

BALANCE AT MARCH 31, 1997 . . . . . . . . . . . . . . . . .       $ 11,708,605       $   - 0 -         $(6,784,683)    $ 4,955,772
                                                                  ============       =========         ===========     ===========



                The accompanying notes to financial statements
                         are an integral part hereof.

                 LAMINATING TECHNOLOGIES, INC. AND SUBSIDIARY
                        (a development stage company)

                    CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                                                                 April 19,1993
                                                                                                                 (Commencement
                                                                                 Year Ended March 31,            of Operations)
                                                                            ------------------------------          Through
                                                                                1996              1997          March 31, 1997
                                                                            ------------       -----------       --------------
Cash flows from operating activities:
   Net (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $(1,228,745)      $(2,408,710)      $ (6,528,731)
   Adjustments to reconcile net (loss) to net cash (used in)
     operating activities:
       Provision for doubtful accounts . . . . . . . . . . . . . . . . . .         7,000                               20,000
       Depreciation and amortization . . . . . . . . . . . . . . . . . . .        34,158            51,311            199,456
       Compensation recorded for fair value of common shares
         issued in excess of price paid by employee. . . . . . . . . . . .                          12,707            273,763
       Compensation recorded for stock options issued by stockholders
         to an officer . . . . . . . . . . . . . . . . . . . . . . . . . .                         386,000            386,000
       Services contributed by stockholder. . . . .  . . . . . . . . . . .                                             30,000
       Noncash finance charge . . . . . . . . . . .  . . . . . . . . . . .        19,551           665,000            684,551
       Loss on disposal of fixed assets. . . . . . . . . . . . . . . . . .        49,277                              122,375
       Changes in operating assets and liabilities:
         (Increase) decrease in accounts receivable. . . . . . . . . . . .         4,877               549            (16,342)
         (Increase) decrease in inventories. . . . . . . . . . . . . . . .        70,454          (103,326)           (43,625)
         (Increase) decrease in other assets . . . . . . . . . . . . . . .        17,998           (38,567)           (25,550)
         Increase in due to related party. . . . . . . . . . . . . . . . .        71,329                              790,082
         (Decrease) increase in accounts payable and accrued
           expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .       228,761          (327,281)           218,529
                                                                             -----------       -----------       ------------

             Net cash (used in) operating activities . . . . . . . . . . .      (725,340)       (1,762,317)        (3,889,492)
                                                                             -----------       -----------       ------------

Cash flows from investing activities:
   Acquisitions of fixed assets. . . . . . . . . . . . . . . . . . . . . .       (14,733)         (253,674)          (487,979)
   Purchase of government securities . . . . . . . . . . . . . . . . . . .                      (4,032,267)        (4,032,267)
                                                                             -----------       -----------       ------------

             Net cash (used in) investing activities . . . . . . . . . . .       (14,733)       (4,285,941)        (4,520,246)
                                                                             -----------       -----------       ------------

Cash flows from financing activities:
   Proceeds of notes payable . . . . . . . . . . . . . . . . . . . . . . .       459,250         1,500,000          2,557,750
   (Repayment of) notes payable. . . . . . . . . . . . . . . . . . . . . .       (52,118)       (2,352,616)        (2,583,907)
   Proceeds of notes payable - stockholders. . . . . . . . . . . . . . . .       350,000                              458,700
   (Repayment of) notes payable - stockholders . . . . . . . . . . . . . .        (7,995)          (31,036)           (49,736)
   Advances from stockholders. . . . . . . . . . . . . . . . . . . . . . .         9,485                               11,485
   (Repayment of) capital leases payable . . . . . . . . . . . . . . . . .       (20,288)                             (41,367)
   Proceeds from sale of common stock. . . . . . . . . . . . . . . . . . .                       7,988,413          8,600,913
   Proceeds from sale of preferred stock . . . . . . . . . . . . . . . . .                                            500,000
   Proceeds from stock subscription receivable . . . . . . . . . . . . . .         1,250                                1,250
   Cash contributed by stockholder . . . . . . . . . . . . . . . . . . . .                                             12,500
   Payment of dividends on preferred stock . . . . . . . . . . . . . . . .                        (150,000)          (150,000)
                                                                             -----------       -----------       ------------

               Net cash provided by financing activities . . . . . . . . .       739,584         6,954,761          9,317,588
                                                                             -----------       -----------       ------------

NET INCREASE (DECREASE) IN CASH. . . . . . . . . . . . . . . . . . . . . .          (489)          906,503            907,850

Cash - beginning of period . . . . . . . . . . . . . . . . . . . . . . . .         1,836             1,347              - 0 -
                                                                             -----------       -----------        -----------

CASH - END OF PERIOD . . . . . . . . . . . . . . . . . . . . . . . . . . .   $     1,347       $   907,850        $   907,850
                                                                             ===========       ===========        ===========

Supplemental disclosures of cash flow information:
   Cash paid during the period for interest. . . . . . . . . . . . . . . .        28,206       $   507,423        $   673,773
   Noncash transactions:
     Common stock subscribed . . . . . . . . . . . . . . . . . . . . . . .                                              1,250
     Common stock issued for developed technology. . . . . . . . . . . . .                                            406,875
     Conversion of debt to equity. . . . . . . . . . . . . . . . . . . . .                         978,572            978,572
     Common stock issued as settlement of note payable to
       stockholder . . . . . . . . . . . . . . . . . . . . . . . . . . . .        90,000                               90,000
     Due to stockholder for shares purchased for treasury. . . . . . . . .        19,551                               19,551
     Cancellation of debt obligation in exchange for fixed assets. . . . .        54,279                               54,279
     Settlement of related party debt by capital contribution. . . . . . .       307,457                              307,457


                 The accompanying notes to financial statements
                          are an integral part hereof.

                  LAMINATING TECHNOLOGIES, INC. AND SUBSIDIARY
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS


(NOTE A) - The Company and Basis of Presentation:

         Laminating Technologies, Inc. and subsidiary, (the "Company"), formerly New Cooler Corp., is a development stage company formed to research, develop, design and market packaging and specialty display products using the Company's proprietary processing method. The Company was incorporated on March 29, 1993 and in April 1993 acquired substantially all of the assets and assumed substantially all of the liabilities of Cool-R Enterprises, Inc. ("Cool-R"), obtaining the rights to developed technology.

         In April 1996, the Board of Directors and stockholders approved a reverse split of approximately 2.71022 to 1. Such split has been retroactively reflected in the accompanying financial statements.


(NOTE B) - Summary of Significant Accounting Policies:

         [1]  Principles of consolidation:

              The accompanying financial statements have been prepared on a consolidated basis. They include the accounts of the Company and its wholly owned subsidiary, Revenue Process Development, Inc. All intercompany transactions and balances have been eliminated in consolidation.

         [2]  Investments:

              Investments consist primarily of United States government obligations with various maturity dates. These investments are accounted for as available for sale securities and are stated at fair value which approximates cost.

         [3]  Inventory:

              Inventory is recorded at lower of cost or market.

         [4]  Fixed assets:

              Machinery, furniture and equipment, including property under capital lease arrangements, are carried at cost. Depreciation is provided using the double declining balance method over the useful lives of the assets.


(continued)

                  LAMINATING TECHNOLOGIES, INC. AND SUBSIDIARY
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS


(NOTE B) - Summary of Significant Accounting Policies:  (continued)

         [5]  Net loss per share of common stock:

              Net loss per share of common stock was determined by dividing net loss, as adjusted by cumulative dividends on the Company's preferred stock during the time it was outstanding, by the weighted average number of shares outstanding during each period. The weighted average number of shares outstanding excludes 410,000 shares held in escrow. The computation of fully diluted net loss per share of common stock would have been antidilutive in each of the periods presented.

         [6]  Income taxes:

              Deferred income taxes are provided for temporary differences between financial statement and taxable income or loss.

         [7]  Use of estimates in the preparation of financial statements:

              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         [8]  Major customers and concentration of credit risk:

              As a result of the Company's limited sales volume, the percentage of net sales and accounts receivable balances outstanding relating to any one customer is significant.

         [9]  Fair value of financial instruments:

              The carrying value of cash, accounts receivable and accounts payable approximates fair value because of the short-term maturity of those instruments.

       [10]   Stock-based compensation:

              In fiscal 1997 the Company adopted the "disclosures only" alternative available under Financial Accounting Standards Board No. 123 ("FASB 123") for its employee stock option grants and accounts for employee stock option grants pursuant to Accounting Principles
Board Opinion No. 25 ("APB 25").


(continued)

                  LAMINATING TECHNOLOGIES, INC. AND SUBSIDIARY
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS


(NOTE C) - Inventory:

         Inventories at March 31, 1997 are summarized as follows:


                Raw materials . . . . . . . . . . .     $ 45,393
                Work-in-process . . . . . . . . . .       40,964
                Finished goods. . . . . . . . . . .       16,969
                                                        --------

                         T o t a l . . . . . . . .      $103,326
                                                        ========


(NOTE D) - Fixed Assets:

         Fixed assets at March 31, 1997 are summarized as follows:


                Machinery and equipment . . . . . .     $147,216
                Furniture and fixtures. . . . . . .       91,086
                Leasehold improvements. . . . . . .       15,371
                                                        --------

                         T o t a l . . . . . . . .       253,673

                Less accumulated depreciation . . .       44,449
                                                        --------

                         B a l a n c e . . . . . .      $209,224
                                                        ========


(NOTE E) - Stockholders' Equity:

         [1]    Common stock:

                Upon incorporation in March 1993 the Company authorized 10,000,000 shares of its $.01 par value common stock. The shares of common stock have unlimited voting rights. In March 1996, the Company increased the number of authorized common shares to 20,000,000.

         [2]    Convertible preferred stock:

                In September 1993 the Company authorized and issued 250,000 shares of its $.01 par value Series A convertible preferred stock (the "Preferred") for $500,000. In August 1994 the Company increased the number of authorized shares of Preferred to 2,500,000. In March 1996 the Company increased the number of authorized shares of the Preferred to 5,000,000.

                The Preferred had no voting rights. The holders of the Preferred were entitled to cumulative quarterly dividends of $.05 per share due upon the redemption of the shares. The liquidation value of each share of Preferred is equal to $2.00 plus cumulative dividends.

(continued)

                  LAMINATING TECHNOLOGIES, INC. AND SUBSIDIARY
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS


(NOTE E) - Stockholders' Equity:  (continued)

         [2]  Convertible preferred stock:  (continued)

              Concurrent with the public offering in October 1996, the 250,000 shares of the Preferred then outstanding were converted into 184,486 shares of common stock.

         [3]  Initial public offering:

              In October and November 1996, the Company completed its initial public offering and issued 1,955,000 units at a price of $5.00 per unit. Each unit consists of one share of common stock, one Class A warrant and one Class B warrant. Each Class A warrant entitles the holder to purchase one share of common stock and one Class B warrant at an exercise price of $6.50. Each Class B warrant entitles the holder to purchase one share of common stock at an exercise price of $8.75. The warrants are redeemable by the Company, under certain conditions, at any time after October 9, 1997. As a result of the offering, the Company received net proceeds of approximately $7,988,000.

              In connection with the offering, the underwriter required, as a condition of the offering, that an aggregate of 410,000 shares of the Company's common stock be designated as forfeitable shares ("forfeitable shares") and placed in escrow. The forfeitable shares are not assignable nor transferable until certain earnings or market criteria have been met. If the conditions are not met by March 31, 2000, all shares remaining in escrow will be returned to the Company as treasury shares for cancellation thereof as a contribution to capital. The forfeitable shares will be released, to the stockholders, in the event specified levels of pretax income of the Company for the years ending December 31, 1997 to December 31, 1999 are achieved or the market price of the Company's common stock attains specified targets during the 36 month period commencing October 9, 1996. There will be a charge to earnings for the fair value of these shares upon their release. Such charge will not be deductible for income tax purposes.

         [4]  Bridge financing:

              In April and May 1996, the Company completed a private placement for an aggregate of $1,500,000 (net proceeds of approximately $1,185,000) principal amount of Bridge Notes bearing interest at an annual rate of 10% and warrants to purchase an aggregate of 997,500 shares of common stock. The warrants automatically converted into Class A warrants concurrent with the Company's public offering. Additionally $495,000 of previously

(continued)

                  LAMINATING TECHNOLOGIES, INC. AND SUBSIDIARY
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS


(NOTE E) - Stockholders' Equity:  (continued)

         [4]  Bridge financing:  (continued)

existing debt and $55,210 of interest accrued thereon was converted into Bridge Notes. The Company valued the Bridge loan warrants at an aggregate of $665,000 which was accounted for as a debt discount. The unamortized balance of the debt discount was charged to expense upon the close of the offering.

         [5]  Stock options and warrants:

              In connection with the Company's initial public offering, the Company granted to the underwriter an option to purchase 170,000 units at $6.00 per unit exercisable for a three year period commencing October 9, 1998.

              The Company has outstanding 2,952,500 Class A warrants and 1,955,000 Class B warrants exercisable for a five year period commencing October 9, 1996.

              The Company has outstanding warrants to purchase 36,897 shares of its common stock which are held by the underwriter of the Company's initial public offering who assisted in raising capital for the Company. The warrants, which were issued on March 25, 1994, have an exercise price of $2.71 and are exercisable through March 25, 1999.

         [6]  Shares reserved for issuance:

              The Company has 8,656,897 shares of common stock for issuance as follows:


              Class A warrants . . . . . . . . . .   2,952,500
              Class B warrants . . . . . . . . . .   4,907,500
              Underwriter's Unit Purchase Option .     510,000
              Underwriter's warrants . . . . . . .      36,897
              1996 Stock Option Plan . . . . . . .     250,000
                                                     ---------

                                                     8,656,897
                                                     =========

(continued)

                  LAMINATING TECHNOLOGIES, INC. AND SUBSIDIARY
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS


(NOTE F) - Commitments and Other Matters:

         [1]  Employment contract:

              Effective June 1, 1996 the Company entered into a one-year employment agreement with the Chairman and Chief Executive Officer of the Company. The agreement provides for an annual base salary of $144,000 per year and is automatically renewable for successive one-year terms unless either party gives six months notice to the other. The Company may terminate the agreement without cause and, upon such termination, the Officer will be entitled to receive his base salary for a period of one year (subject to a 50% offset during the second six months for salary received from subsequent employment). In addition, if the Company exercises its right not to renew the agreement, the Officer will be entitled to six months of severance pay. The agreement contains confidentiality and noncompetition provisions.

              In April 1996 two principal stockholders of the Company granted options to an officer to purchase an aggregate of 116,347 of their shares of common stock at an exercise price of $.68 per share. Such options, which are fully vested, contain a predefined schedule for their exercise. In connection therewith, a contribution to capital and compensation expense was recorded, in the amount of $386,000 which represents the difference between the exercise price and the fair value of the shares, on the date of grant.

         [2]  Operating lease:

              The Company entered into an operating lease for its office facility. The lease provides for minimum annual rental payments through 1999 as follows:


                  Year Ending
                    March 31,
                  -----------

                   1998 . . . . . . . . . . . . .        $46,342
                   1999 . . . . . . . . . . . . .         35,535
                                                         -------

                           T o t a l . . . . .           $81,877
                                                         =======

         [3]  Contingency:

              The Company is aware of a patent issued to an unrelated entity that relates to certain processes by which film, including polyester film, is reverse-printed and laminated onto linerboard. Such patent may affect the ability of the Company to obtain patent protection for some or all of the claims included in its patent

(continued)

                  LAMINATING TECHNOLOGIES, INC. AND SUBSIDIARY
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS


(NOTE F) - Commitments and Other Matters:  (continued)

         [3]  Contingency:  (continued)

application. Moreover, there can be no assurance that any application of the Company's technology will not infringe this or any other patents or proprietary rights of others. Management believes that the Company has not infringed on any patents.

              A predecessor to the Company may have entered into license agreements regarding the developed technology owned by the Company. Even though no executed agreement has been produced by the Company or other parties, there can be no assurance that such license agreements do not exist or as to the terms of any such licenses. In the event that any previous license agreements exist, they may adversely affect the Company's ability to utilize its technology or enter into additional licenses in the future.


(NOTE G) - Income Taxes:

         The Company has a deferred tax asset of $2,600,000 at March 31, 1997 attributable to the net operating losses discussed below. The Company has fully reserved the deferred tax asset since the likelihood of realization cannot be determined. The difference between the statutory tax rate of 34% and the Company's effective tax rate of 0% is due to an increase in the valuation allowance of $950,000 for the year ended March 31, 1997.

         At March 31, 1997, the Company has a net operating loss carryforward of $5,250,000 expiring in various amounts through 2012. Under Section 382 of the Internal Revenue Code, the Company is subject to an annual limitation of approximately $350,000 on utilization of its net operating loss carryforwards because an ownership change of more than 50% has occurred.


(NOTE H) - Related Party Transactions:

         TransMillenial Resource Corporation ("TMR") provided management services to the Company. Management fees incurred for the year ended March 31, 1996 were $45,000.

         In addition, TMR advanced funds to the Company and paid certain of its obligations, resulting in a balance of $735,803 due to TMR at March 31, 1996. TMR agreed to contribute $307,457 of such debt to the capital of the Company and to convert the remaining balance of $428,346 into 158,048 shares of the Company's common stock. The conversion was completed in April 1996. Two of the Company's former officers are shareholders of TMR.

(continued)

                  LAMINATING TECHNOLOGIES, INC. AND SUBSIDIARY
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS


(NOTE H) - Related Party Transactions:  (continued)

         The Company was located in office space which was leased by TMR. Rent on such space is included in the indebtedness described above.

         In June 1995 the Company entered into an agreement with one of its stockholders to repurchase 126,114 shares of common stock for $150,000. The shares were simultaneously sold for approximately $85,000 to a third party. The Company sold the shares from treasury at a discount to induce the third party to loan the Company $250,000. As a result the Company recorded deferred financing cost of $65,000, which was fully amortized over the term of the lend, which was due in December 1995. Accordingly, the full amount was charged to earnings in the year ended March 31, 1996.


(NOTE I) - Stock Option Plan:

         In 1996, the Board of Directors adopted and the Company's stockholders approved the Amended and Restated 1996 Stock Option Plan (the "Plan"). Pursuant to the Plan, as amended, incentive stock options and nonqualified stock options may be granted to purchase up to 250,000 shares of the Company's common stock through March 2006. Incentive stock options are to be granted at a price not less than the fair market value of the Company's common stock at the date of grant. If a stockholder owns 10% or more of the Company's outstanding stock, the exercise price may not be less than 110% of the fair market value of the Company's common stock at the date of grant and its term must not exceed five years. Options may be granted to employees, consultants, and directors of the Company and must be exercised within a ten-year period after the date granted. Nonqualified stock options are exercisable at a price to be determined by the Board of Directors for a period of ten years after the grant date. Through March 31, 1997, 120,000 options have been granted at exercise prices of $4.00 per share and 10,000 options have been granted at $5.00 per share.

         Additionally, the provisions of the Plan provide for the automatic grant of nonqualified stock options to purchase shares of common stock ("Director Options") to directors of the Company who are not employees or principal stockholders of the Company ("Eligible Directors"). Each of the four Eligible Directors of the Company were granted Director Options to purchase 10,000 shares of common stock on July 15, 1996 at $5.00 per share. Future Eligible Directors are to be granted a Director Option to purchase 10,000 shares of common stock on the date of election or appointment. Further, commencing on the day immediately following the date of the annual meeting of stockholders for the Company's fiscal year ending March 31, 1997, each Eligible Director, other than directors who received an Initial Director Option since the last annual meeting, are to be granted a Director Option to purchase 1,000 shares of common stock ("Automatic Grant") on the day immediately following the date of each annual meeting of stockholders,

(continued)

                  LAMINATING TECHNOLOGIES, INC. AND SUBSIDIARY
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS


(NOTE I) - Stock Option Plan:  (continued)

as long as such director is a member of the Board of Directors. The exercise price for each share subject to a Director Option shall be equal to the fair market value of the common stock on the date of grant, except for directors who receive incentive options and who own more than 10% of the voting power, in which case the exercise price shall be not less than 110% of the fair market value on the date of grant. Director Options are exercisable in four equal annual installments, commencing six months from the date of grant. Director Options expire the earlier of 10 years after the date of grant or 90 days after the termination of the director's service on the Board of Directors.

         Stock option activity is summarized as follows:


                                                        Year Ended
                                                       March 31, 1997
                                                     --------------------
                                                                Weighted-
                                                                 Average
                                                                Exercise
                                                      Shares      Price
                                                     -------    ---------

         Options outstanding at beginning of year.      - 0 -     $- 0 -

         Granted . . . . . . . . . . . . . . . . .    170,000       4.29
                                                     --------

         Options outstanding at end of year. . . .    170,000       4.29
                                                     ========

         Options exercisable at end of year. . . .     53,333       4.25


         The following table presents information relating to stock options outstanding at March 31, 1997:


                                                                                     Weighted-
                                               Weighted-                              Average
                             Weighted-          Average                              Exercise
Range of                      Average          Remaining                             Price of
Exercise                     Exercise            Life           Exercisable        Exerciseable
 Price        Shares          Price            in Years           Shares              Shares
--------      ------         --------         ---------         -----------        ------------
 $4.00       120,000          $4.00             10.00             40,000             $ 4.00
  5.00        50,000           5.00             10.00             13,333               5.00
             -------                            10.00             ------
             170,000                                              53,333
             =======                                              ======



         As of March 31, 1997, a total of 80,000 options are available for future grant.


(continued)

                  LAMINATING TECHNOLOGIES, INC. AND SUBSIDIARY
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

(NOTE I) - Stock Option Plan:  (continued)

         The weighted-average fair value at date of grant for options granted during 1997 was $.60 per option, respectively. The fair value of the options at date of grant was estimated using the Black-Scholes option-pricing model utilizing the following assumptions for the year ended March 31, 1997:


             Risk-free interest rates. . . . . . . . .      6.70%
             Expected option life in years . . . . . .         5
             Expected stock price volatility . . . . .       .30
             Expected dividend yield . . . . . . . . .         0%

         Had the Company elected to recognize compensation cost based on the fair value of the options at the date of grant, net loss applicable to common stock in 1997 would have been $2,510,710 or $1.51 per share. There would have been no effect for the year ended March 31, 1996.

                                  SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE EXCHANGE ACT, THE REGISTRANT HAS CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

         SIGNATURE                                TITLE                                 DATE
         ---------                                -----                                 ----

LAMINATING TECHNOLOGIES, INC.

BY: /S/  MICHAEL E. NOONAN                  CHAIRMAN, PRESIDENT & CEO                   JUNE 26, 1997
   ---------------------------
         MICHAEL E. NOONAN

BY: /S/  RICHARD B. CARLOCK                 CHIEF FINANCIAL OFFICER                     JUNE 26, 1997
    --------------------------
         RICHARD B. CARLOCK

BY: /S/  SHIRLEY A. PIGG                    CONTROLLER                                  JUNE 26, 1997
   ---------------------------
         SHIRLEY A. PIGG


         IN ACCORDANCE WITH THE EXCHANGE ACT, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES SPECIFIED.



         SIGNATURE                          TITLE                                       DATE
         ---------                          -----                                       ----

/S/      MICHAEL E. NOONAN                  CHAIRMAN, PRESIDENT & CEO                   JUNE  25, 1997
-------------------------------
         MICHAEL E. NOONAN

/S/      ROBERT L. DOVER                    DIRECTOR AND VICE PRESIDENT                 JUNE  25, 1997
-------------------------------
         ROBERT L. DOVER

/S/      RONALD L. CHRISTENSEN              DIRECTOR                                    JUNE  25, 1997
-------------------------------
         RONALD L. CHRISTENSEN

/S/      JEROME T. GELLMAN                  DIRECTOR                                    JUNE  25, 1997
-------------------------------
         JEROME T. GELLMAN

                                            DIRECTOR
-------------------------------
         LEONARD TOBOROFF

/S/      WILLIAM J. WARREN                  DIRECTOR                                    JUNE  25, 1997
-------------------------------
         WILLIAM J. WARREN
