Form 10QSB
period 1997-06-30
LAMINATING TECHNOLOGIES INC
filed 1997-08-14
CIK 1014343

                      U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                  FORM 10-QSB



                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                              OF THE EXCHANGE ACT

                 For the transition period from _____ to _____


                         Commission file number 0-21061



                         LAMINATING TECHNOLOGIES, INC.
       (Exact name of small business issuer as specified in its charter)

Delaware                                                   58-2044990
--------                                                   ----------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

                  1160 Hightower Trail, Atlanta, GA 30350-2910
                  --------------------------------------------
                    (Address of principal executive offices)

                                 (770) 518-6010
                                 --------------
                          (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                             ---  ---

The number of shares of the issuer's Common Stock outstanding as of July 31, 1997 was 3,185,100.

Transitional Small Business Disclosure Format      Yes        No   X
                                                      ------    ------

                         LAMINATING TECHNOLOGIES, INC.



                                     INDEX

Part I - Financial Information                                                                   Page No.
         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of June 30, 1997 (Unaudited)                       3
                  and March 31, 1997 (Audited)

                  Consolidated Statements of Operations for the Three Months                        4
                  Ended June 30, 1997 and 1996 (Unaudited)

                  Consolidated Statements of Cash Flows for the Three Months                        5
                  Ended June 30, 1997 and 1996 (Unaudited)

                  Notes to Consolidated Financial Statements                                        6

         Item 2.  Management's Discussion and Analysis of Financial                                 7
                  Condition and Results of Operations

Part II - Other Information                                                                         9

                  LAMINATING TECHNOLOGIES, INC. AND SUBSIDIARY
                         (a development stage company)

                          Consolidated Balance Sheets

                                                              June 30, 1997   March 31, 1997
                                                              -------------   --------------
                                                                (Unaudited)      (Audited)

                           ASSETS

Current Assets:
         Cash                                                 $    129,207    $    907,850

         Investments                                             4,382,147       4,032,267

         Accounts receivable (net of allowance for

           doubtful accounts)                                       16,446           8,772

         Inventory                                                 184,955         103,326

         Other current assets                                       39,973          41,567
                                                              ------------    ------------

                  Total Current Assets                           4,752,728       5,093,782

Fixed assets, net                                                  212,197         209,224
                                                              ------------    ------------

                  Total Assets                                $  4,964,925    $  5,303,006
                                                              ============    ============

                           LIABILITIES

Current Liabilities:

         Accounts payable                                     $    229,459    $    256,341

         Payroll taxes payable                                      49,145          51,625

         Accrued expenses                                           44,110          39,268
                                                              ------------    ------------

                  Total Current Liabilities                        322,714         347,234
                                                              ------------    ------------

                    STOCKHOLDERS' EQUITY

Series A convertible preferred stock, par value $.01, 5,000,000 shares authorized, none issued

Common stock, par value $.01, 20,000,000 shares authorized,
         3,185,100 shares and 3,185,000 shares issued and
         outstanding, respectively                                  31,851          31,850

Additional paid-in capital                                      11,709,254      11,708,605

Deficit accumulated during the development stage                (7,098,894)     (6,784,683)
                                                              ------------    ------------

         Total Stockholders' Equity                              4,642,211       4,955,772
                                                              ------------    ------------

         Total Liabilities and Stockholders' Equity           $  4,964,925    $  5,303,006
                                                              ============    ============



          See notes to accompanying consolidated financial statements

                  LAMINATING TECHNOLOGIES, INC. AND SUBSIDIARY
                         (a development stage company)

                     Consolidated Statements of Operations
                                  (Unaudited)

                                                                   April 19, 1993
                                                                   (Commencement
                                                                   of Operations)
                                      Three Months Ended June 30      Through
                                            1997          1996     June 30, 1997
                                            ----          ----     -------------
Net sales                              $    32,814    $      --    $   398,517

Cost of sales                               30,709           --      1,063,233
                                       -----------    ---------    -----------

Gross profit (loss)                          2,105           --       (664,716)

Selling, general and administrative
  expenses                                 393,913      666,220      5,476,297
                                       -----------    ---------    -----------


Operating (loss)                          (391,808)    (666,220)    (6,141,013)

Interest expense                               161      177,554        955,944

Investment income                          (73,146)                   (182,679)

Cancellation of debt                        (4,612)     (53,241)      (175,520)

Loss on abandonment of fixed assets                                    104,184
                                       -----------    ---------    -----------

Net (loss)                                (314,211)    (790,533)    (6,842,942)

Cumulative dividend on preferred                --       12,500        150,000
  stock                                -----------    ---------    -----------

Net (loss) attributable to common      $  (314,211)   $(803,033)   $(6,992,942)
  stockholders                         ===========    =========    ===========

Net (loss) per share of common stock   $      (.11)   $    (.98)
                                       ===========    =========

Weighted average number of common        2,775,078      820,000
  shares outstanding                   ===========    =========


          See notes to accompanying consolidated financial statements

                  LAMINATING TECHNOLOGIES, INC. AND SUBSIDIARY
                         (a development stage company)

                Consolidated, Condensed Statement of Cash Flows
                                  (Unaudited)

                                                                                               April 19, 1993
                                                                       Three Months Ended       (Commencement
                                                                            June 30            of Operations)
                                                                  ------------------------        Through
                                                                     1997           1996       June 30, 1997
                                                                  ----------    ----------     -------------
Cash flows from operating activities:

  Net (loss)                                                       $(314,211)    $ (790,533)    $(6,842,942)

Adjustments to reconcile net (loss) to net cash
 (used in) operating activities:
  Provision for doubtful accounts                                                                   20,000
  Depreciation and amortization                                       20,026         69,461        219,482
  Compensation recorded for fair value of common shares
    issued in excess of price paid by employee                                       12,707        273,763
  Compensation recorded for stock options issued by
    stockholders to an officer                                                      386,000        386,000
  Services contributed by stockholder                                                               30,000
  Noncash finance charge                                                            125,712        684,551
  Loss on disposal of fixed assets                                                                 122,375
  Changes in current assets and liabilities                         (112,229)      (234,889)       810,865
                                                                 -----------    -----------    -----------
    Net cash (used) in operating activities                         (406,414)      (431,542)    (4,295,906)
                                                                 -----------    -----------    -----------

Cash flows from investing activities:
  Purchase of investments                                           (349,880)                   (4,382,147)
  Acquisitions of fixed assets                                       (22,999)          (507)      (510,978)
                                                                 -----------    -----------    -----------
    Net cash (used) in investing activities                         (372,879)          (507)    (4,893,125)
                                                                 -----------    -----------    -----------

Cash flows from financing activities:

  Proceeds of notes payable                                                       1,500,000      2,557,750
  (Repayment) of notes payable                                                     (324,507)    (2,583,907)
  Proceeds of notes payable - stockholders (net of repayment)                                      408,964
  Proceeds from sale of common stock                                               (413,177)     8,600,913
  Proceeds from sale of preferred stock                                                            500,000
  Payment of dividends on preferred stock                                                         (150,000)
  Other activities                                                       650                       (15,482)
                                                                 -----------    -----------    -----------
    Net  cash provided by financing activities                           650        762,316      9,318,238
                                                                 -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (778,643)       330,267        129,207
Cash and cash equivalents - beginning of period                      907,850          1,347              0
                                                                 -----------    -----------    -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD                        $   129,207    $   331,614    $   129,207
                                                                 ===========    ===========    ===========
Supplemental disclosures of cash flow information:
  Cash paid during the period for interest                       $       161    $    32,148    $   673,934
  Noncash transactions:
    Common stock subscribed                                                                          1,250
    Common stock issued for developed technology                                                   406,875
    Common stock issued as settlement of note payable
      to stockholder                                                                                90,000
    Due to stockholder for shares purchased for treasury                                            19,551
  Cancellation of debt obligation in exchange for fixed assets                                      54,279
  Settlement of related party debt by capital contribution                                         307,457
  Conversion of debt to equity                                                      978,572        978,572



          See accompanying notes to consolidated financial statements

                  LAMINATING TECHNOLOGIES, INC. AND SUBSIDIARY
                         (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A.   FINANCIAL INFORMATION

         The accompanying financial statements have been prepared on a consolidated basis. They include the accounts of the Company and its wholly-owned inactive subsidiary, Revenue Process Development, Inc. All intercompany transactions and balances have been eliminated in consolidation.

         The unaudited interim condensed financial statements of Laminating Technologies, Inc. and Subsidiary (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These interim condensed financial statements should be in read in conjunction with the financial statements and notes included in the Company's Form 10-KSB for the fiscal year ended March 31, 1997.

         In the opinion of management, the interim condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim periods. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

NOTE B.   CONTINGENCY

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

NOTE C.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (1)   Inventory

                Inventory is recorded at lower of cost or market.

         (2)    Net loss per share of common stock

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

         The following discussion should be read in conjunction with the Company's audited financial statements for the year ended March 31, 1997 included in Form 10-KSB.

RESULTS OF OPERATIONS

         Three Months Ended June 30, 1996 and 1997. Net sales increased from zero in the three months ended June 30, 1996 ("1996 Three Months") to $33,000 in the three months ended June 30, 1997 ("1997 Three Months"). Management released its first commercial product, "BAKE <180>N SHIP(TM)", during 1997 Three Months generating some sales. Management invested its resources in developing its technology for commercialization during 1996 Three Months and thus did not pursue product sales. Gross profit was approximately $2,000 in 1997 Three Months. The gross profit margin (as a percent of sales) in 1997 Three Months includes pre-production costs and therefore is not indicative of future margins.

         Selling, general and administrative expenses decreased by 41% from approximately $666,000 in 1996 Three Months to approximately $394,000 in 1997 Three Months. The decrease is primarily attributable to a non-recurring charge in 1996 Three Months of approximately $386,000 relating to the fair market value of stock options granted by two principal stockholders of the Company to the Company's Chairman, President and Chief Executive Officer. After giving effect to the charge, selling, general and administrative expenses actually increased by $114,000 as a result of increased business activity prior and subsequent to the Company's public stock offering in October, 1996.

         Interest expense decreased from approximately $178,000 for 1996 Three Months to approximately zero in the 1997 Three Months. The decrease is primarily due to a decrease in interest bearing debt outstanding during 1996 Three Months, which was retired in October, 1996 with the use of part of the proceeds from the October, 1996 sale of stock.

         Interest income increased from zero in 1996 Three Months to approximately $73,000 in 1997 Three Months as cash proceeds from the Company's public stock offering in October, 1996 have been invested in short term cash investments to the extent not needed for current operations.

         Net loss decreased significantly from approximately $791,000, or $ (.98) per share, in 1996 Three Months to approximately $314,000, or $ (.10) per share, in 1997 Three Months, as a result of the foregoing factors.


LIQUIDITY AND CAPITAL RESOURCES

         Prior to the public stock offering, the Company funded its activities through loans from principal stockholders and private placements of equity and debt securities. On October 9, 1996, the Company sold 1,700,000 Units at $5 per Unit in a public offering (See notes to the Company's audited financial statements for the year ended March 31, 1997). Each Unit consists of one share of Common Stock, one Class A Warrant and one Class B Warrant. On November 4, 1996, the underwriter exercised its over-allotment option to purchase an additional 255,000 Units at $5 per Unit. The initial public offering resulted in total net proceeds to the Company of approximately $7,988,000.

         The net proceeds were used to: (1) repay the bridge debt of $1,995,000 plus accrued interest, (2) pay the $150,000 accrued dividends on preferred stock, (3) repay other existing debt and payables of approximately $320,000, and (4) provide working capital for operations. The remaining proceeds of the offering are intended to be used by the Company to implement its business plan, which includes the development and testing of products utilizing the LTI Processed(TM) method and sales and marketing activities. At June 30, 1997, the Company had approximately $4.5 million in cash and liquid investments. The Company expects to continue to incur substantial research, development and marketing costs in the future. The Company also expects that general and administrative costs necessary to support manufacturing and the expansion of a marketing and sales organization will increase in the future. Accordingly, the Company expects to continue to incur operating losses for the foreseeable future. Due to the Company's current cash position, management does not currently anticipate the need to raise additional funds in the next twelve months.

         Certain common stockholders have agreed to place 410,000 shares of Common Stock of the Company into escrow. Conditions for release of the escrowed shares are discussed in the footnotes to the Company's audited financial statements for the year ended March 31, 1997, Form 10-KSB, Part II, Item 7, and in Post-Effective Amendment No. 1 to Form SB-2. In the event of the release of the Escrow Shares, the Company will recognize during the period in which the earnings thresholds are probable of being met or such stock price levels achieved, a substantial non-cash charge to earnings (not deductible for income tax purposes) equal to the fair market value of such shares on the date of their release, which would have the effect of significantly increasing the Company's loss or reducing or eliminating earnings, if any, at such time. There can be no assurance that the Company will attain the targets which would enable the Escrow Shares to be released from escrow. The recognition of the potential charges to income described above may have a depressive effect on the market price of the Company's securities.

         At June 30, 1997, the Company had net operating loss carry-forwards for Federal Income Tax purposes of approximately $5,250,000. The net operating loss and credit carry-forwards expire from March, 2008 through March, 2012. Additionally, the Company's ability to utilize its net operating loss carry-forwards may be subject to annual limitations pursuant to Section 382 of the Internal Revenue Code as a result of the public stock offering which occurred on October 9, 1996.


-------------------------------------------------------------------------------


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

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a)   Exhibits - The following exhibit is filed with this report:

                  27.1      Financial Data Schedule (for SEC use only)

         (b) One report on Form 8-K was filed on June 16, 1997. Laminating Technologies, Inc. reported its 1997 fiscal year financial results.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 14, 1997                       LAMINATING TECHNOLOGIES, INC.

                                      By:/s/ Michael E. Noonan
                                         -------------------------------------
                                         Michael E. Noonan
                                         Chief Executive Officer and President


                                      By:/s/ Richard B. Carlock
                                         -------------------------------------
                                         Richard B. Carlock
                                         Chief Financial Officer


                                      By:/s/ Shirley Pigg
                                         -------------------------------------
                                         Shirley Pigg
                                         Controller