Form 10QSB
period 1997-09-30
LAMINATING TECHNOLOGIES INC
filed 1997-11-12
CIK 1014343

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                   FORM 10-QSB



                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

                                 (770) 518-6010
                                 --------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
                                                              ---     ---



The number of shares of the issuer's Common Stock outstanding as of October 31, 1997 was 3,185,100.


Transitional Small Business Disclosure Format      Yes        No  X
                                                       ---       ---

                          LAMINATING TECHNOLOGIES, INC.




                                      INDEX


                                                                                     Page No.
Part I - Financial Information

         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of September 30, 1997                 3
                  (Unaudited) and March 31, 1997 (Audited)

                  Consolidated Statements of Operations for the Three and Six          4
                  Months Ended September 30, 1997 and 1996 (Unaudited)

                  Consolidated Statements of Cash Flows for the Three and Six          5
                  Months Ended September 30, 1997 and 1996 (Unaudited)

                  Notes to Consolidated Financial Statements                           6

         Item 2.  Management's Discussion and Analysis of Financial                    7
                  Condition and Results of Operations

Part II - Other Information                                                            9

                  LAMINATING TECHNOLOGIES, INC. AND SUBSIDIARY
                         (a development stage company)

                          Consolidated Balance Sheets


                                                              September 30, 1997   March 31, 1997
                                                              ------------------   --------------
                                                                  (Unaudited)         (Audited)
                         ASSETS

Current Assets:

        Cash                                                     $    176,723       $    907,850

        Investments                                                 3,941,050          4,032,267

        Accounts receivable (net of allowance for                      72,121              8,772
          doubtful accounts)

        Inventory                                                     285,980            103,326

        Other Current Assets                                          131,876             41,567
                                                                 ------------       ------------

                Total Current Assets                                4,607,750          5,093,782

Fixed assets, net                                                     199,725            209,224
                                                                 ------------       ------------

                Total Assets                                     $  4,807,475       $  5,303,006
                                                                 ============       ============

                       LIABILITIES

Current Liabilities:

        Notes payable                                            $     42,705

        Accounts payable                                              275,199       $    256,341

        Payroll taxes payable                                          49,145             51,625

        Accrued expenses                                               86,709             39,268
                                                                 ------------       ------------

                Total Current Liabilities                             453,758            347,234

Notes payable, less current maturities                                 62,503
                                                                 ------------       ------------

                Total Liabilities                                     516,261            347,234
                                                                 ------------       ------------

                     STOCKHOLDERS' EQUITY

Series A convertible preferred stock, par value $.01, 5,000,000 shares authorized, none issued

Common stock, par value $.01, 20,000,000 shares authorized,            31,851             31,850
        3,185,100 shares and 3,185,000 shares issued and
        outstanding, respectively

Additional paid-in capital                                         11,709,254         11,708,605

Deficit accumulated during the development stage                   (7,449,891)        (6,784,683)
                                                                 ------------       ------------

                Total Stockholders' Equity                          4,291,214          4,955,772
                                                                 ------------       ------------

                Total Liabilities and Stockholders' Equity       $  4,807,475       $  5,303,006
                                                                 ============       ============

          See notes to accompanying consolidated financial statements

                  LAMINATING TECHNOLOGIES, INC. AND SUBSIDIARY
                         (a development stage company)

                     Consolidated Statements of Operations
                                  (Unaudited)


                                                                                                   April 19, 1993
                                             Three Months Ended           Six Months Ended         (Commencement
                                                September 30,               September 30,          of Operations)
                                             ------------------          -------------------          Through
                                             1997          1996          1997           1996     September 30, 1997
                                             ----          ----          ----           ----     ------------------
Net sales                                $    91,813    $      --    $   124,627     $        --    $   490,330

Cost of sales                                 73,564           --        104,273              --      1,136,797
                                          ----------                  ----------                    -----------

Gross profit (loss)                           18,249           --         20,354              --       (646,467)

Selling, general and administrative
  expenses                                   427,497      283,658        821,410         949,878      5,903,794
                                          ----------    ---------     ----------     -----------    -----------

Operating (loss)                            (409,248)    (283,658)      (801,056)       (949,878)    (6,550,261)

Interest expense                               1,843      231,147          2,004         408,701        957,787

Investment income                            (64,094)                   (137,240)                      (246,773)

Cancellation of debt                           4,000        7,968           (612)        (45,273)      (171,520)

Loss on abandonment of fixed assets                         5,808                          5,808        104,184
                                          ----------    ---------     ----------     -----------    -----------

Net (loss)                                  (350,997)    (528,581)      (665,208)     (1,319,114)    (7,193,939)

Cumulative dividend on preferred stock                     12,500                         25,000        150,000
                                          ----------    ---------     ----------     -----------    -----------

Net (loss) attributable to common
  stockholders                            $ (350,997)   $(541,081)    $ (665,208)    $(1,344,114)   $(7,343,939)
                                          ==========    =========     ==========     ===========    ===========


Net (loss) per share of common stock           (0.13)       (0.66)         (0.24)          (1.64)
                                          ==========    =========     ==========     ===========

Weighted average number of common
  shares outstanding                       2,775,100      820,000      2,775,089         820,000
                                          ==========    =========     ==========     ===========


          See notes to accompanying consolidated financial statements

                  LAMINATING TECHNOLOGIES, INC. AND SUBSIDIARY
                         (a development stage company)

                Consolidated, Condensed Statement of Cash Flows
                                  (Unaudited)


                                                                                                                    April 19, 1993
                                                             Three Months Ended            Six Months Ended         (Commencement
                                                                September 30,                September 30,          of Operations)
                                                             -------------------          -----------------             Through
                                                             1997           1996          1997         1996       September 30, 1997
                                                             ----           ----          ----         ----       ------------------
Cash flows from operating activities:

  Net (loss)                                              $(350,997)     $(528,581)    $(665,208)   $(1,319,114)      $(7,193,939)

Adjustments to reconcile net (loss) to net cash
  (used in) operating activities:
  Provision for doubtful accounts                                            1,100                        1,100            20,000
  Depreciation and amortization                              20,685         63,959        40,711        133,420           240,167
  Compensation recorded for fair value of common shares
    issued in excess of price paid by employee                                                           12,707           273,763
  Compensation recorded for stock options issued by
    stockholders to an officer                                                                          386,000           386,000
  Services contributed by stockholder                                                                                      30,000
  Noncash finance charge                                                   167,616                      293,328           684,551
  Loss on disposal of fixed assets                                           5,808                        5,808           122,375
  Changes in current assets and liabilities                (160,264)        41,707      (272,493)      (193,182)          650,601
                                                          ---------      ---------     ---------    -----------       -----------
    Net cash (used) in operating activities                (490,576)      (248,391)     (896,990)      (679,933)       (4,786,482)
                                                          ---------      ---------     ---------    -----------       -----------

Cash flows from investing activities:
  Purchase of investments                                   441,097                       91,217                       (3,941,050)
  Acquisitions of fixed assets                               (8,213)       (11,986)      (31,212)       (12,493)         (519,191)
                                                          ---------      ---------     ---------    -----------       -----------
    Net cash (used) in investing activities                 432,884        (11,986)       60,005        (12,493)       (4,460,241)
                                                          ---------      ---------     ---------    -----------       -----------

Cash flows from financing activities:
  Proceeds of notes payable                                 112,000                      112,000      1,500,000         2,669,750
  (Repayment) of notes payable                               (6,792)        (6,000)       (6,792)      (330,507)       (2,590,699)
  Proceeds of notes payable - stockholders
     (net of repayment)                                                                                                   408,964
  Proceeds from sale of common stock                                                                                    8,600,913
  Proceeds from sale of preferred stock                                                                                   500,000
  Payment of dividends on preferred stock                                                                                (150,000)
  Other activities                                                         (52,411)          650       (465,588)          (15,482)
                                                          ---------      ---------     ---------    -----------       -----------
    Net cash provided by financing activities               105,208        (58,411)      105,858        703,905         9,423,446
                                                          ---------      ---------     ---------    -----------       -----------

NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                     47,516       (318,788)     (731,127)        11,479           176,723
Cash and cash equivalents - beginning of period             129,207        331,614       907,850          1,347                --
                                                          ---------      ---------     ---------    -----------       -----------
CASH AND CASH EQUIVALENTS  - END OF PERIOD                $ 176,723      $  12,826     $ 176,723    $    12,826       $   176,723
                                                          =========      =========     =========    ===========       ===========


          See accompanying notes to consolidated financial statements.

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

         The unaudited interim condensed financial statements of Laminating Technologies, Inc. and Subsidiary (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles have been condensed or omitted. These interim condensed financial statements should be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB for the fiscal year ended March 31, 1997.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 1996 and 1997.

         Net sales increased from zero in the three months ended September 30, 1996 ("1996 Three Months") to approximately $92,000 in the three months ended September 30, 1997 ("1997 Three Months"). Management released its first commercial product, "BAKE 'N SHIP(TM)", in April 1997, thus generating revenues in the 1997 period. Management invested its resources in developing its technology for commercialization in the 1996 period and thus did not pursue product sales.

         Gross profit increased to approximately $18,000 in the 1997 Three Months or 19.9% of sales. The gross profit margin does not have the benefit of large volumes and is indicative of pressures of penetrating a market with a new product introduction. Accordingly, it is not certain whether such margins are indicative of future margins.

         Selling, general and administrative expenses increased 50.7% from the 1996 Three Months of approximately $284,000 to approximately $427,000 in the 1997 Three Months. The increase is largely the result of increases in general and administrative costs and product development costs.

         Interest expense decreased from approximately $231,000 in the 1996 Three Months to approximately $2,000 in the 1997 Three Months. The decrease is primarily the result of a decrease in interest bearing debt in the 1997 period, which was retired in October, 1996 with the use of part of the proceeds from the October, 1996 sale of stock.

         Interest income increased from zero in the 1996 Three Months to approximately $64,000 in the 1997 Three Months as cash proceeds from the Company's public stock offering in October, 1996 have been invested in interest bearing securities.

         Net loss decreased from approximately $541,000, or ($.66) per share in 1996 Three Months to approximately $351,000, or ($.13) per share, in 1997 Three Months as a result of the foregoing factors.

Six Months ended September 30, 1996 and 1997.

         Net sales increased from zero in the six months ended September 30, 1996 ("1996 Six Months") to approximately $125,000 in the six months ended September 30, 1997 ("1997 Six Months"). Management released its first commercial product, "BAKE 'N SHIP(TM)", during 1997 Six Months generating revenues. Management invested its resources in developing its technology for commercialization during 1996 Six Months and thus did not pursue product sales. Gross profit was approximately $20,000 in 1997 Six Months. The gross profit margin in 1997 Six Months (16.3% of sales) includes pre-production costs, does not have the benefit of large volumes and is indicative of pressures of penetrating a market with a new product introduction. Accordingly, it is not certain whether such margins are indicative of future margins.

         Selling, general and administrative expenses decreased by 13.5% from approximately $950,000 in 1996 Six Months to approximately $821,000 in 1997 Six Months. The decrease is primarily attributable to a non-recurring charge in 1996 Six Months of approximately $386,000 relating to the fair market value of stock options granted by two principal stockholders of the Company to the Company's Chairman, President and Chief Executive Officer. After giving effect to the charge, selling, general and administrative expenses actually increased by approximately $257,000 as a result of increased business activity prior and subsequent to the Company's public stock offering in October, 1996.

         Interest expense decreased from approximately $409,000 for 1996 Six Months to approximately $2,000 in the 1997 Six Months. The decrease is primarily due to a decrease in interest bearing debt outstanding during 1996 Six Months, which was retired in October, 1996 with the use of part of the proceeds from the October, 1996 sale of stock.

         Interest income increased from zero in 1996 Six Months to approximately $137,000 in 1997 Six Months as cash proceeds from the Company's public stock offering in October, 1996 have been invested in short term cash investments to the extent not needed for current operations.

         Net loss decreased significantly from approximately $1,344,000, or $(1.64) per share, in 1996 Six Months to approximately $665,000, or $(.24) per share, in 1997 Six Months, as result of the foregoing factors.

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

         The net proceeds were used to: (1) repay the bridge debt of $1,995,000 plus accrued interest, (2) pay the $150,000 accrued dividends on preferred stock, (3) repay other existing debt and payables of approximately $320,000, and
(4) provide working capital for operations. The remaining proceeds of the offering are intended to be used by the Company to implement its business plan, which includes the development and testing of products utilizing the LTI Processed(TM) method and sales and marketing activities. At September 30, 1997, the Company had approximately $4.1 million in cash and liquid investments. The Company expects to continue to incur substantial research, development and marketing costs in the future. The Company also expects that general and administrative costs necessary to support manufacturing and the expansion of a marketing and sales organization will increase in the future. Accordingly, the Company expects to continue to incur operating losses for the foreseeable future. Due to the Company's current cash position, management does not currently anticipate the need to raise additional funds in the next twelve months.

         At September 30, 1997, the Company had net operating loss carry-forwards for Federal Income Tax purposes of approximately $5,250,000. The net operating loss and credit carry-forwards expire from March, 2008 through March, 2012. Additionally, the Company's ability to utilize its net operating loss carry-forwards may be subject to annual limitations pursuant to Section 382 of the Internal Revenue Code as a result of the public stock offering which occurred on October 9, 1996.

--------------------------------------------------------------------------------

Statements herein that are not descriptions of historical facts are forward-looking and subject to risk and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those set forth in the Company's Securities and Exchange Commission filings under "Risk Factors," including risks relating to the early stage of the Company and its products under development; the uncertainty of market acceptance; and the Company's dependence on third parties for manufacturing and marketing activities.


PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held its Annual Shareholders' Meeting on August 21, 1997. The directors elected to the board of directors and votes cast for and against were as follows:

                                                     Votes For            Votes Against
                                                     ---------            -------------
                  Michael E. Noonan                  1,929,806               19,700
                  Ronald L. Christensen              1,929,806               19,700
                  Jerome I. Gellman                  1,929,806               19,700
                  William J. Warren                  1,883,684               65,822

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits - The following exhibit is filed with this report:

                  27.1      Financial Data Schedule (for SEC use only)

         (b) Report on Form 8-K was filed on August 1, 1997, reporting the necessity to file a post- effective amendment to its Registration Statement.

         (c) Report on Form 8-K was filed on September 2, 1997. Laminating Technologies, Inc. reported that the Securities and Exchange Commission declared its post-effective amendment to its Registration Statement to be effective.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    LAMINATING TECHNOLOGIES, INC.

November 14, 1997                   By: /s/ Michael E. Noonan
                                        -------------------------------------
                                        Michael E. Noonan
                                        Chief Executive Officer and President


                                    By: /s/ Richard B. Carlock
                                        -------------------------------------
                                        Richard B. Carlock
                                        Chief Financial Officer


                                    By: /s/ Shirley Pigg
                                        -------------------------------------
                                        Shirley Pigg
                                        Controller