Form 10QSB
period 1997-12-31
LAMINATING TECHNOLOGIES INC
filed 1998-02-13
CIK 1014343

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549



                                   FORM 10-QSB



                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997

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

                                 (770) 518-6010
                                 --------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                              -    -

The number of shares of the issuer's Common Stock outstanding as of January 31, 1998 was 3,185,100.


Transitional Small Business Disclosure Format      Yes       No X
                                                       -        -

                          LAMINATING TECHNOLOGIES, INC.




                                      INDEX


Part I - Financial Information                                                        Page No.
         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of December 31, 1997                     3
                   (Unaudited) and March 31, 1997 (Audited)

                  Consolidated Statements of Operations for the Three and Nine            4
                  Months Ended December 31, 1997 and 1996 (Unaudited)

                  Consolidated Statements of Cash Flows for the Three and Nine            5
                  Months Ended December 31, 1997 and 1996 (Unaudited)

                  Notes to Consolidated Financial Statements                              6

         Item 2.  Management's Discussion and Analysis of Financial                       7
                  Condition and Results of Operations


Part II - Other Information                                                               9

                  LAMINATING TECHNOLOGIES, INC. AND SUBSIDIARY
                         (a development stage company)

                          Consolidated Balance Sheets

                                                                      December 31, 1997      March 31, 1997
                                                                      -----------------      --------------
                                                                          (Unaudited)           (Audited)
                                     ASSETS
                                     ------

Current Assets:

         Cash                                                            $     50,247         $    907,850

         Investments                                                        3,552,392            4,032,267

         Accounts receivable (net of allowance for
          doubtful accounts)                                                  115,033                8,772

         Inventory                                                            347,514              103,326

         Other Current Assets                                                 121,981               41,567
                                                                         ------------         ------------

                  Total Current Assets                                      4,187,167            5,093,782

Fixed assets, net                                                             196,687              209,224
                                                                         ------------         ------------

                  Total Assets                                           $  4,383,854         $  5,303,006
                                                                         ============         ============

                                  LIABILITIES
                                  -----------

Current Liabilities:

         Notes payable                                                   $     43,564

         Accounts payable                                                     222,126         $    256,341

         Payroll taxes payable                                                 49,145               51,625

         Accrued expenses                                                     104,174               39,268
                                                                         ------------         ------------

                  Total Current Liabilities                                   419,009              347,234

Notes payable, less current maturities                                         50,583
                                                                         ------------         ------------

                  Total Liabilities                                           469,592              347,234
                                                                         ------------         ------------

                  STOCKHOLDERS' EQUITY
                  --------------------

Series A convertible preferred stock, par value $.01, 5,000,000 shares authorized, none issued

Common stock, par value $.01, 20,000,000 shares authorized,
         3,185,100 shares and 3,185,000 shares issued and
         outstanding, respectively                                             31,851               31,850

Additional paid-in capital                                                 11,709,254           11,708,605

Deficit accumulated during the development stage                           (7,826,843)          (6,784,683)
                                                                         ------------         ------------

                  Total Stockholders' Equity                                3,914,262            4,955,772
                                                                         ------------         ------------

                  Total Liabilities and Stockholders' Equity             $  4,383,854         $  5,303,006
                                                                         ============         ============

          See notes to accompanying consolidated financial statements

                  LAMINATING TECHNOLOGIES, INC. AND SUBSIDIARY
                         (a development stage company)

                     Consolidated Statements of Operations
                                  (Unaudited)

                                                                                                     April 19, 1993
                                             Three Months Ended            Nine Months Ended         (Commencement
                                                December 31,                  December 31,           of Operations)
                                                ------------                  ------------               Through
                                             1997           1996           1997           1996      December 31, 1997
                                             ----           ----           ----           ----      -----------------
Net sales                                $   158,055    $    15,031    $   282,682    $    15,031      $   648,385

Cost of sales                                121,047         10,096        225,320         10,096        1,257,844
                                         -----------    -----------    -----------    -----------      -----------

Gross profit (loss)                           37,008          4,935         57,362          4,935         (609,459)

Selling, general and administrative
 expenses                                    465,464        765,743      1,286,874      2,008,949        6,369,258
                                         -----------    -----------    -----------    -----------      -----------

Operating (loss)                            (428,456)      (760,808)    (1,229,512)    (2,004,014)      (6,978,717)

Interest expense                               1,334          8,515          3,338        123,888          959,121

Investment income                            (52,838)       (53,328)      (190,078)       (53,328)        (299,611)

Cancellation of debt                              --         (4,469)          (612)       (49,742)        (171,520)

Loss on abandonment of fixed assets                              --                         5,808          104,184
                                         -----------    -----------    -----------    -----------      -----------

Net (loss)                                  (376,952)      (711,526)    (1,042,160)    (2,030,640)      (7,570,891)

Cumulative dividend on preferred stock                           --                        25,000          150,000
                                         -----------    -----------    -----------    -----------      -----------

Net (loss) attributable to common
 stockholders                            $  (376,952)   $  (711,526)   $(1,042,160)   $(2,055,640)     $(7,720,891)
                                         ===========    ===========    ===========    ===========      ===========


Net (loss) per share of common stock           (0.14)         (0.29)         (0.38)         (1.51)
                                         ===========    ===========    ===========    ===========

Weighted average number of common
 shares outstanding                        2,775,100      2,440,543      2,775,093      1,362,145
                                         ===========    ===========    ===========    ===========




          See notes to accompanying consolidated financial statements

                  LAMINATING TECHNOLOGIES, INC. AND SUBSIDIARY
                         (a development stage company)

                Consolidated, Condensed Statement of Cash Flows
                                  (Unaudited)

                                                                                                                   April 19, 1993
                                                             Three Months Ended            Nine Months Ended       (Commencement
                                                                December 31,                  December 31,         of Operations)
                                                                ------------                  ------------             Through
                                                             1997           1996           1997           1996    December 31, 1997
                                                             ----           ----           ----           ----    -----------------
Cash flows from operating activities:

Net (loss)                                               $  (376,952)   $  (711,526)   $(1,042,160)   $(2,030,640)   $(7,570,891)

Adjustments to reconcile net (loss) to net cash
 (used in) operating activities:
 Provision for doubtful accounts                                             (1,100)                                      20,000
 Depreciation and amortization                                22,347        155,638         63,058        289,058        262,514
 Compensation recorded for fair value of common
  shares issued in excess of price paid by employee                                                        12,707        273,763
 Compensation recorded for stock options issued by
  stockholders to an officer                                                                              386,000        386,000
 Services contributed by stockholder                                                                                      30,000
 Noncash finance charge                                                     371,672                       665,000        684,551
 Loss on disposal of fixed assets                                                                           5,808        122,375
 Changes in current assets and liabilities                  (130,160)      (346,688)      (402,653)      (539,870)       520,441
                                                         -----------    -----------    -----------    -----------    -----------
  Net cash (used) in operating activities                   (484,765)      (532,004)    (1,381,755)    (1,211,937)    (5,271,247)
                                                         -----------    -----------    -----------    -----------    -----------

Cash flows from investing activities:
 Proceeds from investments                                   388,658                       479,875                    (3,552,392)
 Acquisitions of fixed assets                                (19,309)      (100,052)       (50,521)      (112,545)      (538,500)
                                                         -----------    -----------    -----------    -----------    -----------
  Net cash (used) in investing activities                    369,349       (100,052)       429,354       (112,545)    (4,090,892)
                                                         -----------    -----------    -----------    -----------    -----------

Cash flows from financing activities:
 Proceeds of notes payable                                                                 112,000      1,500,000      2,669,750
 (Repayment) of notes payable                                (11,060)    (2,026,000)       (17,852)    (2,356,507)    (2,601,759)
 Proceeds of notes payable - stockholders
  (net of repayment)                                                         (2,000)                       (2,000)       408,964
 Proceeds from sale of common stock                                       8,125,519                     7,712,342      8,600,913
 Proceeds from sale of preferred stock                                                                                   500,000
 Payment of dividends on preferred stock                                   (150,000)                     (150,000)      (150,000)
 Other activities                                                            52,411            650             --        (15,482)
                                                         -----------    -----------    -----------    -----------    -----------
  Net cash provided by financing activities                  (11,060)     5,999,930         94,798      6,703,835      9,412,386
                                                         -----------    -----------    -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        (126,476)     5,367,874       (857,603)     5,379,353         50,247
Cash and cash equivalents - beginning of period              176,723         12,826        907,850          1,347             --
                                                         -----------    -----------    -----------    -----------    -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD                $    50,247    $ 5,380,700    $    50,247    $ 5,380,700    $    50,247
                                                         ===========    ===========    ===========    ===========    ===========




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

         (2) Net loss per share of common stock

             Net loss per share of common stock was determined by dividing net loss, as adjusted by cumulative dividends on the Company's preferred stock during the time it was outstanding, by the weighted average number of shares outstanding during each period. The weighted average number of shares outstanding excludes 410,000 shares held in escrow. The computation of diluted net loss per share of common stock would have been antidilutive in each of the periods presented.

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 1996 and 1997.

         Net sales increased from approximately $15,000 in the three months ended December 31, 1996 ("1996 Three Months") to approximately $158,000 in the three months ended December 31, 1997 ("1997 Three Months"). Management released its first commercial product, "BAKE 'N SHIP(TM)", in April 1997, thus generating revenues in the 1997 period. Management invested its resources in developing its technology for commercialization in the 1996 period and thus did not pursue product sales.

         Gross profit increased to approximately $37,000 in the 1997 Three Months or 23.4% of sales. The gross profit margin does not have the benefit of large volumes and is indicative of pressures of penetrating a market with a new product introduction. Accordingly, it is not certain whether such margins are indicative of future margins.

         Selling, general and administrative expenses decreased 39.2% from the 1996 Three Months of approximately $766,000 to approximately $465,000 in the 1997 Three Months. This decrease is the result of including charges incurred related to the repayment of Bridge Debt of approximately $520,000 in the 1996 Three Months. After giving effect to the charge, selling, general and administrative expenses actually increased by approximately $219,000 as the result of increases in general and administrative costs and product development costs.

         Interest expense decreased from approximately $9,000 in the 1996 Three Months to approximately $1,000 in the 1997 Three Months. The decrease is primarily the result of a decrease in interest bearing debt in the 1997 period, which was retired in October, 1996 with the use of part of the proceeds from the October, 1996 sale of stock.

         Investment income remained steady at approximately $53,000 in the 1996 Three Months and in the 1997 Three Months. Remaining balances of the cash proceeds from the Company's public stock offering in October, 1996 have been invested in interest bearing securities.

         Net loss decreased from approximately $712,000, or ($.29) per share in 1996 Three Months to approximately $377,000, or ($.14) per share, in 1997 Three Months as a result of the foregoing factors.

Nine Months ended December 31, 1996 and 1997.

         Net sales increased from approximately $15,000 in the nine months ended December 31, 1996 ("1996 Nine Months") to approximately $283,000 in the nine months ended December 31, 1997 ("1997 Nine Months"). Management released its first commercial product, "BAKE 'N SHIP(TM)", during the 1997 Nine Months thus generating recurring revenues. Management invested its resources in developing its technology for commercialization during 1996 Nine Months and thus did not pursue product sales. Gross profit was approximately $57,000 in 1997 Nine Months. The gross profit margin in 1997 Nine Months (20.3% of sales) includes pre-production costs, does not have the benefit of large volumes and is indicative of pressures of penetrating a market with a new product introduction. Accordingly, it is not certain whether such margins are indicative of future margins.

         Selling, general and administrative expenses decreased by 35.9% from approximately $2,009,000 in 1996 Nine Months to approximately $1,287,000 in 1997 Nine Months. The decrease is primarily attributable to non-recurring charges in 1996 Nine Months of approximately $386,000 relating to the fair market value of stock options granted by two principal stockholders of the Company to the Company's Chairman, President and Chief Executive Officer and approximately $944,000 for charges related to the repayment of Bridge Debt. After giving effect to the charges, selling, general and administrative expenses actually increased by approximately $608,000 as a result of increased business activity in the 1997 Nine months subsequent to the Company's public stock offering in October, 1996.

         Interest expense decreased from approximately $124,000 for 1996 Nine Months to approximately $3,000 in the 1997 Nine Months. The decrease is primarily due to a decrease in interest bearing debt outstanding during 1996 Nine Months, which was retired in October, 1996 with the use of part of the proceeds from the October, 1996 sale of stock.

         Investment income increased from approximately $53,000 in 1996 Nine Months to approximately $190,000 in 1997 Nine Months as cash proceeds from the Company's public stock offering in October, 1996 have been invested in short term cash investments to the extent not needed for current operations.

         Net loss decreased significantly from approximately $2,056,000, or $(1.51) per share, in 1996 Nine Months to approximately $1,042,000, or $(.38) per share, in 1997 Nine Months, as result of the foregoing factors.

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

         The net proceeds were used to: (1) repay the bridge debt of $1,995,000 plus accrued interest, (2) pay the $150,000 accrued dividends on preferred stock, (3) repay other existing debt and payables of approximately $320,000, and
(4) provide working capital for operations. The remaining proceeds of the offering are intended to be used by the Company to implement its business plan, which includes the development and testing of products utilizing the LTI Processed(TM) method and sales and marketing activities. At December 31, 1997, the Company had approximately $3.6 million in cash and liquid investments. The Company expects to continue to incur substantial research, development and marketing costs in the future. The Company also expects that general and administrative costs necessary to support manufacturing and the expansion of a marketing and sales organization will increase in the future. Accordingly, the Company expects to continue to incur operating losses for the foreseeable future. Due to the Company's current cash position, management does not currently anticipate the need to raise additional funds in the next twelve months.

         At December 31, 1997, the Company had net operating loss carry-forwards for Federal Income Tax purposes of approximately $5,250,000. The net operating loss and credit carry-forwards expire from March, 2008 through March, 2012. Additionally, the Company's ability to utilize its net operating loss carry-forwards may be subject to annual limitations pursuant to Section 382 of the Internal Revenue Code as a result of the public stock offering which occurred on October 9, 1996.

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


PART II. OTHER INFORMATION

Item 2(d). Information Required by Item 701(f) of Regulation S-B

         Reference is made hereby to Form SR, which was filed by the Company on January 15, 1997. The following information is provided to update the information contained in said Form SR:

         (01) UNITS:
                  For the Account of the Issuer:
                                                               Amount Registered:         1,955,000
                                             (INCLUDES 1,955,000 SHARES OF COMMON STOCK AND
                                             1,955,000 CLASS A WARRANTS AND 1,955,000 CLASS B
                                             WARRANTS COMPRISING THE UNITS.)
                           Aggregate Price of Offering Amount Registered:        $9,775,000
                                                               Amount Sold:               1,955,000
                           Aggregate Offering Price of Amount Sold:                       $9,775,000
                  For the Account(s) of any Selling Security holder(s):
                                                               Amount Registered:         --
                           Aggregate Offering Price of Amount Registered:        --
                                                               Amount Sold:               --
                           Aggregate Offering Price of Amount Sold:              --

         (02) COMMON STOCK:
                  For the Account of the Issuer:
                                                               Amount Registered:         5,865,000
                                             (ISSUABLE UPON EXERCISE OF THE CLASS A WARRANTS AND THE
                                             CLASS B WARRANTS)
                           Aggregate Price of Offering Amount Registered:        $46,920,000
                                                               Amount Sold:               0 (TO DATE, NO
                                             CLASS A WARRANTS AND NO CLASS B WARRANTS HAVE BEEN EXERCISED)
                           Aggregate Offering Price of Amount Sold:              N/A
                  For the Account(s) of any Selling Security holder(s):

                                                               Amount Registered:         1,955,000
                                             (ISSUABLE UPON THE EXERCISE OF THE CLASS A WARRANTS AND
                                             THE CLASS B WARRANTS UNDERLYING THE CLASS A WARRANTS
                                             HELD BY THE SELLING SECURITY HOLDERS)
                           Aggregate Offering Price of Amount Registered:        $15,211,875
                                                               Amount Sold:               100 (TO DATE,
                                             100 CLASS WARRANTS AND NO CLASS B WARRANTS HELD BY
                                             THE SELLING SECURITY HOLDERS HAVE BEEN EXERCISED)
                           Aggregate Offering Price of Amount Sold:              $650

         (03) CLASS A WARRANTS:
                  For the Account of the Issuer:
                                                               Amount Registered:         --
                           Aggregate Price of Offering Amount Registered:        --
                                                               Amount Sold:               --
                           Aggregate Offering Price of Amount Sold:              --

                  For the Account(s) of any Selling Security holder(s):
                                                               Amount Registered:         997,500 (HELD
                                             BY THE SELLING SECURITY HOLDERS)
                           Aggregate Offering Price of Amount Registered:        N/A
                                                              Amount Sold:                0
                           Aggregate Offering Price of Amount Sold:              N/A

         (04) CLASS B WARRANTS:
                  For the Account of the Issuer:
                                                               Amount Registered:         --
                           Aggregate Price of Offering Amount Registered:        --
                                                               Amount Sold:               --
                           Aggregate Offering Price of Amount Sold:              --
                  For the Account(s) of any Selling Security holder(s):
                                                               Amount Registered:         997,500
                                             (UNDERLYING THE CLASS A WARRANTS ISSUED TO THE SELLING
                                             SECURITY HOLDERS)
                           Aggregate Offering Price of Amount Registered:        N/A
                                                               Amount Sold:               0
                           Aggregate Offering Price of Amount Sold:              N/A

         (05) UNIT PURCHASE OPTIONS:
                  For the Account of the Issuer:

                                                               Amount Registered:         170,000
                           Aggregate Price of Offering Amount Registered:        $170
                                                               Amount Sold:               170,000
                           Aggregate Offering Price of Amount Sold:              $170
                  For the Account(s) of any Selling Security holder(s):
                                                               Amount Registered:         --
                           Aggregate Offering Price of Amount Registered:        --
                                                               Amount Sold:               --
                           Aggregate Offering Price of Amount Sold:              --

         (06) UNITS:
                  For the Account of the Issuer:
                                                               Amount Registered:         170,000
                           Aggregate Price of Offering Amount Registered:        $1,020,000

                                                               Amount Sold:               0 (TO  DATE, THE
                                             UNIT PURCHASE OPTION HAS NOT BEEN EXERCISED)
                           Aggregate Offering Price of Amount Sold:              N/A
                  For the Account(s) of any Selling Security holder(s):
                                                               Amount Registered:         --
                           Aggregate Offering Price of Amount Registered:        --
                                                               Amount Sold:               --
                           Aggregate Offering Price of Amount Sold:              --

         (02) COMMON STOCK:
                  For the Account of the Issuer:
                                                               Amount Registered:         510,000
                                             (ISSUABLE UPON EXERCISE OF THE CLASS A WARRANTS AND
                                             CLASS B WARRANTS ISSUABLE UNDER THE UNIT PURCHASE
                                             OPTION)
                           Aggregate Price of Offering Amount Registered:        $4,080,000
                                                               Amount Sold:               0 (ISSUABLE UPON
                                             EXERCISE OF THE CLASS A WARRANTS AND CLASS B WARRANTS
                                             ISSUABLE UNDER THE UNIT PURCHASE OPTION)
                           Aggregate Offering Price of Amount Sold:              N/A
                  For the Account(s) of any Selling Security holder(s):
                                                               Amount Registered:         --
                           Aggregate Offering Price of Amount Registered:        --
                                                               Amount Sold:               --
                           Aggregate Offering Price of Amount Sold:              --


         TOTALS:
                  For the Account of the Issuer:
                                                               Amount Registered:         --
                           Aggregate Price of Offering Amount Registered:        $61,795,170
                                                               Amount Sold:               2,125,100
                           Aggregate Offering Price of Amount Sold:              $9,775,820
                  For the Account(s) of any Selling Security holder(s):
                                                               Amount Registered:         --
                           Aggregate Offering Price of Amount Registered:        $15,211,875
                                                               Amount Sold:               --
                           Aggregate Offering Price of Amount Sold:              --

         AMOUNT OF NET OFFERING PROCEEDS TO ISSUER USED FOR FOLLOWING PURPOSES:
                                                  Direct or indirect payments to directors,       Direct or
                                                  officers, general partners of the issuer        indirect
                                                 or their associates; to persons owning ten      payments to
                                                   percent or more of any class of equity          others
                                                      securities of the issuer; and to
                                                          affiliates of the issuer

-------------------------------------------------------------------------------------------------------------
(01)     Construction of plant, building
and facilities
-------------------------------------------------------------------------------------------------------------
(02)     Purchase and installation of                            $  5,897                         $  285,640
machinery and equipment
-------------------------------------------------------------------------------------------------------------
(03)     Purchase of Real Estate
-------------------------------------------------------------------------------------------------------------
(04)     Acquisition of other
business(es)
-------------------------------------------------------------------------------------------------------------
(05)     Repayment of Indebtedness                                                                $2,129,388
-------------------------------------------------------------------------------------------------------------
(06)     Working Capital                                         $240,735                         $  619,132
-------------------------------------------------------------------------------------------------------------

         TEMPORARY INVESTMENT:
-------------------------------------------------------------------------------------------------------------
(07)     Merrill Lynch                                                                            $3,552,391
-------------------------------------------------------------------------------------------------------------
(08)     NationsBank Checking Account                                                             $   50,137
-------------------------------------------------------------------------------------------------------------
(09)
-------------------------------------------------------------------------------------------------------------
(10)
-------------------------------------------------------------------------------------------------------------

         OTHER PURPOSES:
-------------------------------------------------------------------------------------------------------------
(11)     Preferred Stock Dividends                               $150,000
-------------------------------------------------------------------------------------------------------------
(12)     Repayment of Trade Payable                              $ 96,770                         $   84,139
Outstanding at IPO Date
-------------------------------------------------------------------------------------------------------------
(13)     Product Design and Development                          $ 64,904                         $  428,531
-------------------------------------------------------------------------------------------------------------
(14)     Sales and Marketing                                     $112,329                         $  168,007
-------------------------------------------------------------------------------------------------------------

         The use(s) of proceeds described above do not represent a material change in the use(s) of proceeds described in the applicable prospectus.


Item 6. Exhibits and Reports on Form 8-K.

         (a) Exhibits - The following exhibit is filed with this report:

                  27.1 Financial Data Schedule (for SEC use only)

         (b) Report on Form 8-K was filed on November 12, 1997 reporting its losses for the three months ended September 30, 1997.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 13, 1998                               LAMINATING TECHNOLOGIES, INC.


                                                By: s/s Michael E. Noonan
                                                   --------------------------
                                                   Michael E. Noonan
                                                   Chief Executive Officer and
                                                   President

                                                By: s/s Donald L. Aldridge
                                                   --------------------------
                                                   Donald L. Aldridge
                                                   Chief Financial Officer

                                                By: s/s Shirley Pigg
                                                   --------------------------
                                                   Shirley Pigg
                                                   Controller