Form 10KSB
period 1998-03-31
LAMINATING TECHNOLOGIES INC
filed 1998-06-30
CIK 1014343

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-KSB

 ANNUAL REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES ACT OF 1934 FOR THE
                       FISCAL YEAR ENDED MARCH 31, 1998.

Commission File No. 0-21061.

                          LAMINATING TECHNOLOGIES, INC.
              (Exact name of small business issuer in its charter)

Delaware                                           58-2044990
--------                                           -------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     identification No.)

                     1160 Hightower Trail, Atlanta, GA 30350
                     ---------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (770) 518-6010
                                 --------------
                           (Issuer's telephone number)

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
Yes X  No
   ---    ---
Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended March 31, 1998 were $519,069.

The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the issuer as of April 30, 1998, computed by reference to the price at which the registrant's Common Stock as quoted by Nasdaq SmallCap Market ("Nasdaq") was sold on such date, was approximately $2,661,314.

The number of shares of the issuer's Common Stock outstanding as of April 30, 1998 was 3,185,100.

Transitional Small Business Disclosure Format (check one)  Yes    No X
                                                              ---   ---

                                     PART I

                           FORWARD-LOOKING STATEMENTS


         This Annual Report on Form 10-KSB contains certain "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a new "safe harbor" for these types of statements. To the extent statements in this Annual Report involve, without limitation, product development and introduction plans, the Company's expectations for growth, estimates of future revenue, expenses, profit, cash flow, balance sheet items sell-through or backlog, forecasts of demand or market trends for the Company's various product categories and for the industries in which the Company operates or any other guidance on future periods, these statements are forward-looking statements. These risks and uncertainties include those identified by the Company under the caption "Risk Factors" in Item 1, and other risks identified from time to time in the Company's filings with the Securities and Exchange Commission, press releases and other communications. The Company assumes no obligation to update forward-looking statements.

ITEM 1. DESCRIPTION OF BUSINESS

         Laminating Technologies, Inc. ("Company", "LTI") was incorporated in Georgia, in March 1993, as New Cooler Corp., and subsequently changed its name to Laminating Technologies, Inc. In April 1996, the Company was merged into Laminating Merger Corporation, a Delaware corporation, which changed its name to Laminating Technologies, Inc.

         The Company is a development stage company which has been organized to research, develop, design and market value-added packaging and specialty display products which are manufactured using the Company's proprietary processing method ("LTI Processed(R)"). LTI Processed(R) is a patent pending process to laminate polyester film onto single thickness paper (linerboard), to corrugate the laminated paper and film, and to pre-print or post-print using multiple colors. The result is a packaging material that will not delaminate over time and can withstand baking and freezing.

         The LTI Processed(R) process can be utilized to produce a wide variety of packaging products and specialty displays. To date, the Company has produced a number of prototype products, including bakery dessert boxes, coolers, frozen food shippers, point of purchase displays, pizza delivery boxes, medical product/specimen shippers and microwavable food discs used as pie plates and pizza slice trays. The Company believes that these products, together with other potential LTI Processed(R) products, are capable of improving upon existing packaging products by reducing or eliminating certain limitations associated with such products. For example, LTI Processed(R) products may be leakproof, resistant to a variety of solvent and petroleum-based chemicals, recyclable, stronger, and have higher bursting strength than conventional corrugated products. The Company also believes that the LTI Processed(R) method may permit higher quality printing and results in more attractive packaging than corrugated materials printed with traditional printing processes. Such aesthetic qualities have become more important in recent years as retailers have significantly increased the extent to which they display and sell products in the same packaging in which they were shipped.

         In addition, while LTI Processed(R) material is more costly to produce than traditional corrugated board, it is generally less expensive than certain other non-corrugated packaging products, including metal and plastic. Moreover, because LTI Processed(R) containers often can be reused and can be collapsed in the store pending reuse (thereby requiring less storage space than containers made from materials such as styrofoam, metal and plastic), they may be more cost-effective than other packaging materials, including traditional corrugated materials. Based on these potential performance advantages and cost savings, the Company believes that LTI Processed(R) packaging materials may be preferred to many packaging products currently marketed by others.

PRODUCTS

         On April 17, 1997, the Company announced "BAKE 'N SHIP(TM)", a new product line, which is available for sale to the baking industry. BAKE 'N SHIP(TM) utilizes the Company's proprietary (patent pending) process, resulting in a new material which is ovenable and freezable with the strength and structure of corrugated material. This is the Company's first commercial product. The new product line can streamline the process by which bakery products are produced by allowing the baker to bake, freeze, ship and display in one package. In addition, certain versions of the product line provide an appealing presentation media for baked goods.

         In February 1998, LTI introduced our new "HOT 'N COOLER (TM)" line of water-tight containers that keep food and beverages hot or cold, depending upon the application. Research conducted by an independent laboratory has proven that HOT 'N COOLER(TM) cools down faster (cans and ice) than the traditional hard plastic, soft bag or styrofoam coolers. Additionally, during testing, HOT 'N COOLER(TM) has proven to hold heat longer for food caterers of beans, ribs, chicken, etc. HOT 'N COOLER(TM) products are available through our existing master distribution network.

STRATEGY

         The Company's strategy includes: (i) obtaining patent(s) on LTI Processed(R) methodology (see Patents and Proprietary Rights), (ii) designing, developing and marketing value-added, niche LTI Processed(R) products both directly and indirectly to focused market segments, (iii) leveraging these developed markets to and through vertically integrated forest product companies creating strategic alliances, and (iv) obtaining license agreements and/or royalty arrangements favorable to the Company expanding both the uses and volume for LTI Processed(R) products. The principal elements of the Company's strategy are as follows:

         Design, Develop and Market Products Directly and Indirectly to the Bakery, Catering and Point of Purchase Display (POP) Markets: The bakery and catering industries are the company's initial focus because of the physical properties of LTI Processed (R) products (bakability/freezability, 100% barrier and heat/cold retention). The Company believes the POP market has good potential for LTI products due to the exceptional graphic quality which can be achieved on LTI Processed(R) products.

         The Company continues to design, develop and market value-added, niche LTI Processed(R) products for end users. The Company is currently selling products directly to wholesale bakeries and caterers where extensive customer/market education and feedback is involved. Additionally, LTI products requiring less customer interaction and typically distributor driven are sold through indirect channels. For this market, the Company has established a relationship with a national master distributor. The Company believes that this direct/indirect channel strategy will create volume more quickly and allow the Company to focus its resources on the ultimate development of products/applications for direct high volume end users. The direct approach provides more flexibility to (i) identify quickly certain end users for whom the physical properties or potential cost-effectiveness of LTI Processed(R) materials may provide a significant advantage over their current packaging or display products and (ii) design specific products that satisfy such end user's requirements. For example, the Company has developed a tray erector machine which was the immediate result of working directly with high volume bakery wholesalers.

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

         Seek Strategic Alliances for Production and Marketing. In the future, the Company hopes to seek strategic alliances with vertically integrated converters for whom the Company could supply LTI Processed(R) board for further manufacturing and sale by such converters. The Company believes that such relationships could enable the Company to more effectively penetrate the national market and persuade larger end users of the value of LTI Processed(R) products without disrupting existing supplier relationships.

The Company expects that such alliances, if entered into, would involve the purchase by such converters of LTI Processed(R) linerboard (either printed or unprinted) from the Company and the completion (i.e., die-cutting and printing, if necessary) and sale of finished products by such converters.

         Licensing of LTI Processed(R) Technology. The Company may in the future also seek to license its LTI Processed(R) technology to manufacturers who would produce LTI Processed(R) linerboard and finished products independently. Such licensing agreements might provide for up-front licensing fees and/or royalty payments.


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

PRODUCT BACKGROUND

         Since the late 1960s, the corrugating industry has focused its technological research and development largely on generating faster and more efficient production of basic corrugated products through the use of high speed corrugation, die-cutting and processing equipment designed to reduce labor costs. Few advances have been made in the design or construction of the actual corrugated packaging materials. The Company believes that there is a market for products with physical properties such as insulation, improved strength, resistance to chafing of the package surface, reduced abrasion of packaged products, resistance to water and other liquids and improved graphics, print resolution and gloss finishes. However, although film-on-film and film-on-paper laminates exist for items such as snack-food bags and specialty products, the Company believes that there currently exists no other film laminates that can withstand the heat, pressure and stress of corrugation.

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

LTI PROCESSED(R)

         The Company believes that the application of the LTI Processed(R) method, which is a proprietary process involving the lamination of polyester film onto linerboard before corrugation, results in a packaging and display material that is physically superior, more attractive and potentially more cost-effective than some traditional corrugated products and certain non-corrugated packaging products, including metal and plastic. The LTI Processed(R) material is laminated to the linerboard prior to corrugation.

         The corrugating process entails using steam, heat and pressure to mold paper into the interior flutes of the corrugated board and these flutes are then sandwiched between two layers of linerboard using a starch bonding agent and the further application of heat and pressure. The stress inherent in the corrugating process can cause improperly laminated film to distort, shrink, melt, or delaminate over time and can cause improper bonding agents to bubble or crystallize. The Company believes that the LTI Processed(R) method avoids these problems by utilizing a proprietary combination or combinations of film, linerboard and polymer bonding agents and by laminating using proprietary laminating techniques. The Company believes that, with the proper direction and techniques employed by the Company's personnel, independent companies possessing the proper machinery can produce LTI Processed(R) products with little or no modification of existing equipment and with only minor interruption in production and thus with minimal added processing cost. The resulting laminate can then be corrugated using traditional methods and virtually no modification of existing machinery, thereby permitting high volume production of LTI Processed(R) corrugated material.

         The Company believes that the LTI Processed(R) laminate provides a protective barrier allowing corrugated board, in the right configuration, to be leakproof and resistant to a variety of petroleum-based products and other chemicals for extended periods of time. The laminate allows the board to have a higher bursting strength (bursting strength refers to the ability of the board surface to withstand pressure before tearing) than traditional corrugated board. LTI Processed(R) materials may also be recyclable, a significant advantage over styrofoam, which may pose certain environmental hazards and has been restricted in certain areas.

         The Company believes that the LTI Processed(R) method can also significantly improve on the ability to print corrugated board, especially for high volume production orders. High volume printing of LTI Processed(R) materials can be done in one of two ways, either by reverse-printing the polyester film before laminating and corrugating or by printing onto linerboard before laminating and corrugating. Both of these methods afford higher quality, more durable graphics than is possible on traditional corrugated material while maintaining the economies of scale not possible with litho-lamination.

         Reverse printing the polyester film ("reverse printing") before laminating produces the highest quality image because the smooth surface of the film allows extremely detailed, high resolution printing using minimal quantities of ink. Laminating polyester film onto pre-printed linerboard ("pre-printing") also allows high quality, high resolution and more detailed images because the layer of film protects the printed surface. Pre-printing is used when the width of the product to be printed exceeds the width of film printers, which are generally used for items such as snack-food bags and are generally not designed for larger dimension printing. Both of these methods have high gloss capabilities and eliminate the chafing and cracking problems associated with traditional printing methods on corrugated material because the printed surface is protected by the external layer of film. These processes may reduce the cost of high quality printing on corrugated products by effectively integrating printing into the corrugator's high-speed, high-volume production lines. Moreover, in either case, there is no need for the corrugator to utilize quality linerboard as is the case with traditional corrugated printing processes. Because these processes require printing in advance of corrugation and thus the timely coordination of the entire production process, the Company expects to utilize these methods only for high volume orders.

         For smaller orders, the Company expects to "screen print" after corrugation onto previously laminated board. Screen printing entails applying ink to the film surface of the LTI Processed(R) material using a silk-screen type process. While this process can be more expensive than reverse printing and pre-printing and suffers some of the scuffing problems associated with exterior surface printing, the Company uses particular inks which allow a superior bond of the ink to the film, thereby minimizing scuffing. Additionally, screen printing allows more ink to be used to attain greater opacity and a glossy finish while the particular screen printing technique maintains high quality resolution.

PRODUCT DEVELOPMENT

         The Company believes that the LTI Processed(R) method can be utilized to produce a wide variety of packaging products and specialty displays. For example, the Company believes that LTI Processed(R) may be utilized to produce reusable containers for the large scale delivery of cold, frozen and fresh food which is now frequently shipped in single-use cardboard boxes, as well as for packaging of specialty and mail-order fresh foods, replacing bulky styrofoam and plastic containers which are expensive to produce and ship. The Company believes LTI Processed(R) products can be used as an alternative to styrofoam coolers and it has produced waterproof, reusable, collapsible and printable beer, wine and soft drink coolers and containers. The Company has also produced catering and pizza delivery boxes and believes that LTI Processed(R) can produce improved alternatives to corrugated products currently used in these industries. LTI Processed(R) products may also have applications for the shipment of items with delicate finishes and where the use of styrofoam has been curtailed (for example, in the case of products shipped to the European Union). LTI Processed(R) products may also be employed in the medical industry for packaging difficult to handle and contaminated items and for containers for paints, solvents and chemicals which are currently stored in metal cans.

         The Company has targeted the prepared dessert segment of the bakery industry as an initial market and has developed a line of LTI Processed(R) bakery products for institutional baking of cakes, cheese cakes, brownies, cobblers and strudel products, that are physically superior and more cost effective than alternative products currently used in the industry. The Company continues to design, develop and test alternative packaging designs and products targeted at other industries. Because the exact specifications of the LTI Processed(R) material can vary significantly depending on the use to which the product is put, the Company must continually test sample products designed for specific end use applications.

         During the last two fiscal years ending March 31, 1998 and 1997, the Company has spent approximately $543,220 and $393,330, respectively, for research and development expenses. The Company is a development stage entity organized to develop, design and market value-added packaging and specialty display products. Since its inception, the Company's efforts have been principally devoted to research, development and design of products, marketing activities and raising capital.

SALES AND MARKETING

         The Company's sales force currently consists of two salespersons and a national master distributor. The Company is focusing directly on large volume users with its sales force and through brokers and distributors for products better suited to fit these channels. The Company has also utilized the services of independent sales representatives and may continue to expand this channel. See "--Employees". The sales force is under the direction of J. Scott Stewart, Senior Vice President of Marketing/Sales.

         The Company believes that direct sales to end users of LTI Processed(R) finished products could enable the Company to more effectively penetrate the national market. The Company also believes that direct sales to end users will enable the Company to identify and design particular niche products that may provide a significant advantage over alternative packaging or display products. To the extent that the Company enters into relationships with converters, the Company will be dependent to a large degree upon such converters to market products incorporating LTI Processed(R) technology. The success of any such relationship will depend in part upon the converter's own competitive, marketing and strategic considerations, including the relative advantages of alternative products being developed or marketed by such converters. To date, the Company has not entered into any marketing arrangements with any converter, and the Company anticipates that such arrangements, if any, will become more likely only if the Company is able to effectively penetrate the direct sales market.

         The Company believes that much of the corrugated packaging industry is characterized by long-standing business relationships and single source purchasing (bundling) between manufacturers and end users. In addition, the Company will need to convince potential customers currently utilizing non-corrugated packaging products of the relative advantages of LTI Processed(R) products. As a result, the Company may encounter significant resistance in its marketing efforts and expects that it will be required to some extent to educate the market regarding LTI Processed(R) products. Moreover, the Company has spent significantly on trade shows, sample kits and prototypes which activities have had an adverse effect on the Company's results of operations. However, the Company believes this kind of market development activity is a requirement to help educate the market and in most cases a necessity prior to consummating a sale.

MANUFACTURING

         The Company does not intend to directly manufacture either LTI Processed(R) roll-stock or finished products. Instead, the Company has contracted with manufacturers and may enter into formal and informal arrangements with additional manufacturers and outside laminators, corrugators and sheet plants. However, the Company may, in the future, consider performing some or all of the manufacturing processes if it believes it is appropriate under the circumstances. The Company has no experience in manufacturing products on a commercial scale and does not have the resources to directly manufacture on a commercial scale any of its products. In the event the Company decides to engage in any manufacturing activities, the Company will require substantial funds and will be required to hire and train significant additional personnel.

         LTI Processed(R) polyester film can be laminated either on laminating machines which are currently used largely for film-on-film lamination, or on coating machines which currently coat single-ply cardboard with polyethylene and other coatings for finishes such as those on cereal boxes. The Company believes that, with the proper direction by the Company's personnel, independent companies possessing the proper laminating and coating machinery can produce LTI Processed(R) material with little or no modification of existing equipment and with only minor interruption in production and thus with minimal added cost. The Company believes that there are a sufficient number of laminators and coaters both locally and nationally to fill the Company's production needs. The Company has entered into a formal arrangement with Ludlow Corporation, a laminator and coater, to provide its products to Company designated corrugators and converters.

         The Company intends to out-source the corrugation of LTI Processed(R) roll-stock with corrugators with whom the Company has established formal relationships. See "--Strategy." The Company believes that the corrugation of LTI Processed(R) roll-stock requires little oversight by the Company, that no modification of existing machinery is required and that corrugators are widely available. However the Company will be dependent on these corrugators for production and there can be no assurance that these corrugators will continue to fill the Company's production needs or, if they cease to do so, that the Company would be able to secure adequate production on terms acceptable to the Company. The Company has entered into a formal arrangement with Jet Corr, Inc., a corrugator, to provide for the corrugation of LTI Processed(R) roll-stock and such production is currently commercialized.

         After corrugation, sheets of LTI Processed(R) board will typically be stored on the converter's premises to await specific orders. To fill smaller customer orders, this inventory can be die-cut and printed if necessary by sheet plants and made into final products. On larger orders for printed products, the Company expects to laminate onto pre-printed linerboard or laminate with reverse-printed film and thus run printed roll-stock through the corrugating process, allowing higher volume and faster and less expensive production. See "--LTI Processed(R)." Through the use of a laminator, a corrugator and a converter, the Company is now capable of manufacturing its products for the baking industry ( BAKE 'N SHIP(TM)) in commercially viable quantities.

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

         Additionally, there are both corrugated and other packaging and display materials available which can provide some or all of the physical characteristics of LTI Processed(R) products as well as high quality aesthetics and which directly compete with the Company's products. Major corrugating and integrated converters produce large quantities of corrugated products with wax and other coatings which are water resistant and can be used, for example, to pack wet and frozen foods for extended periods and to reduce abrasion of items with delicate finishes. The Company will face intense competition from these manufacturers to the extent that these products present viable alternatives to LTI Processed(R) products. These products remain attractive to many end users as they can be lower priced and end users will not have to incur the potential cost of interrupting product lines and supply sources to accommodate different packaging from a new company. The Company intends to compete with such manufacturers by offering a product that can be more expensive but which the Company believes will be of a higher quality, and in many circumstances, more efficient in the long term. Additionally, the Company will face competition for non-integrated converters who supply corrugated products that are laminated with high quality, lithographically printed paper. While the Company believes that these products do not have the physical properties of LTI Processed(R) and offer little price advantage over LTI Processed(R), they will effectively compete with the Company's products in the market for quality printed products.

         The Company also expects to encounter significant competition as it seeks to enter markets for other forms of value-added packaging and seeks to compete with products such as styrofoam, metal and plastic. Given the fact that the physical properties and performance of these other materials have been long established, that end users are accustomed to using these materials and that manufacturers have massive national and international production and marketing efforts as well as sophisticated and well developed product lines, the Company will need to persuade end users of the value of an entirely new material and product design which is purchased from a new supplier. Although the Company has had some success in displacing competitive products, there can be no assurance that such efforts are representative of the entire market. Moreover, there can be no assurance that other companies will not develop products which are superior to the Company's or which achieve greater market penetration.

PATENTS AND PROPRIETARY RIGHTS

         The Company's control of the process will depend in part on its ability to obtain patent protection for its products, both in the United States and abroad. On December 9, 1988, Michael Olvey, Sr., the inventor of the LTI Processed(R) method and a founder and former President of the Company, filed a patent application with the U.S. Patent and Trademark Office (the "U.S. Patent Office") covering the Company's LTI Processed(R) technology. On March 15, 1990, the U.S. Patent Office rejected claims of the Company's patent application as being too broad in light of prior art. On April 19, 1993, Mr. Olvey assigned the rights to this patent application to the Company. The Company has submitted further modifications of its original application and expects to overcome the remaining rejections.

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

         The Company has protected its proprietary technology through the use of non-disclosure agreements with the laminators, corrugators, converters and printers and will do so with any suppliers with which it may establish strategic alliances and production relationships. The Company also requires that certain of its employees and consultants execute a confidentiality agreement upon the commencement of an employment or consulting relationship with the Company. The agreements generally provide that trade secrets and all inventions conceived by the individual and all confidential information developed or made known to the individual during the term of the relationship shall be the exclusive property of the Company and shall be kept confidential and not disclosed to third parties except in specified circumstances. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's proprietary information in the event of unauthorized use or disclosure of such information.

SUPPLIERS

         The Company is dependent on the suppliers of the raw materials used to produce LTI Processed(R) products, including polyester film and linerboard. The corrugating industry periodically suffers shortages of linerboard. These shortages more seriously affect non-vertically integrated corrugating converters (those who do not own their own timber and produce their own roll-stock) by raising prices and forcing customers of corrugated board to purchase from integrated converters. To the extent the Company intends to utilize non-integrated converters for the production of LTI Processed(R) packaging, a shortage-induced price increase could raise the price of such LTI Processed(R) materials beyond the value margin, causing end users to seek integrated suppliers which may not use the Company's products. Although the Company's requirements for linerboard have to date been limited, the Company has relied, and will likely continue to rely, upon Ludlow Corporation as a principal supplier of linerboard. Additionally, the Company has entered into contracts with Jet Corr, Inc. and Packaging-Atlanta Corporation to corrugate and convert, respectively, the Company's integrated products.

         In the absence of a shortage, the Company believes that there are numerous sources of supply of its raw materials. However, should the Company be unable to obtain an adequate supply of necessary raw material, the Company's ability to continue to manufacture products in accordance with its business plan would be adversely affected.

GOVERNMENT REGULATIONS

         To the extent that LTI Processed(R) is used in the food service and packaging industries, the Company is required to ensure that its products meet federal Food and Drug Administration (the "FDA") regulations regarding materials used in contact with food. Polyester film used by the Company has received FDA approval for contact with food. The Company believes that both polyester film and the bonding agents used in LTI Processed(R) products are in compliance with approved food additive regulations permitting the types of food contact use contemplated by the Company. However, there can be no assurance that the Company's use of the materials included in its products will not require separate FDA approval. Obtaining FDA approval has historically been a costly and time-consuming process. The Company may also need to seek regulatory approval from foreign governments for the use of the LTI Processed(R) products shipped to those countries. For example, the European Union has strict regulations as to the disposability and recyclability of imported packaging and paper products. There can be no assurance that such foreign regulations will not restrict or preclude the Company from engaging in activities in such countries, which could have a material adverse effect on the Company. The failure to obtain any required regulatory approvals could have a material adverse effect on the Company. To date the Company has not incurred substantial expenses to comply with environmental laws.

EMPLOYEES

         The Company currently has seven full-time employees and one part-time employee. The Company also utilizes the services of independent sales representatives. The Company's future success depends in significant part upon the continued services of its executive officers and its ability to attract and retain highly qualified sales and marketing and managerial personnel. Competition for such personnel is intense and there can be no assurance that the Company can retain its key employees or that it can attract, assimilate or retain other highly qualified sales and marketing and managerial personnel in the future. None of the Company's employees is represented by a labor union and the Company believes its relations with its employees to be satisfactory. On April 1, 1997, the Company placed its employees with Paradyme, a Professional Employer Organization. Under terms of the arrangement with Paradyme, the Company's employees became employees of Paradyme, entitling the employees to obtain superior benefits that the Company previously could not offer to its employees. While the Company must pay for the payroll cost of the employees, and a fee for this service, it avoids the overhead and additional administrative costs typically associated with these benefits.

RISK FACTORS

         DEVELOPMENT STAGE COMPANY; LIMITED HISTORY OF OPERATIONS; NEED FOR SIGNIFICANT ADDITIONAL FUNDS. The Company was organized in March 1993 and is currently in the development stage. While it has conducted limited research and development and sales and marketing activities, it has not generated significant revenues and may experience many of the problems, delays, expenses and difficulties commonly encountered by early stage companies, many of which are beyond the Company's control. These include, but are not limited to, unanticipated problems relating to product development, testing, manufacturing, marketing, competition and regulatory compliance, included but not limited to possible regulations governing food packaging and recyclability, as well as additional costs and expenses that may exceed current estimates. There can be no assurance that the Company will successfully develop and commercialize any products, generate any revenues or ever achieve profitable operations. Additionally, the Company has never produced LTI Processed(R) materials under the conditions and in the volume that will be required to be profitable and cannot predict all of the manufacturing difficulties that may arise. Given the particular properties of LTI Processed(R) materials, the Company has in the past been forced to modify package construction to accommodate unforeseen design problems, including those associated with excess heat and cold retention in food service packaging. Thus, the Company's proposed products may require significant further research, development, design and testing, as well as regulatory clearances, prior to larger-scale commercialization. There can be no assurance that the Company's products will be successfully marketed, prove to be safe and practical, receive regulatory approvals if required (including, but not limited to, possible domestic or foreign requirements regarding packaging used in food service as well as possible domestic or foreign requirements regarding the recyclability of the Company's materials), or be capable of being produced in commercial quantities at reasonable costs.

         The Company's cash requirement may vary materially from those currently anticipated due to product development programs, relationships with strategic partners, if any, changes in the direction of the Company's activities and other factors. The Company has no commitments for any future funding and there can be no assurance that the Company will be able to obtain additional financing in the future from either debt or equity financing, collaborative arrangements or other sources on acceptable terms. Any future financing may result in significant dilution to investors. If the Company is unable to obtain the necessary financing, it will be required to significantly curtail its activities or cease operations.

         UNCERTAINTY OF MARKET ACCEPTANCE. The success of LTI Processed(R) products will require the Company to secure production and marketing alliances within the highly competitive corrugated packaging market, which is characterized by manufacturers who operate at very low profit margins and by end users who often seek the lowest packaging and material costs possible. Additionally, much of the corrugated packaging industry is characterized by long-standing business relationships between manufacturers and end users. The Company will likely encounter resistance from end users reluctant to incur possible additional costs associated with LTI Processed(R) products (compared to non-laminated corrugated products and other materials). In addition, the use of LTI Processed(R) products may require that end users change both their packaging material and their source of packaging material, and perhaps incur the further cost and inconvenience of interrupting their production line to accommodate these changes. The Company has not conducted any market studies as to the commercial viability of LTI Processed(R) products and there can be no assurance that the Company will be able to successfully demonstrate to manufacturers and end users that the properties of LTI Processed(R) products justify the additional costs and/or burdens associated with such products.

         DEPENDENCE ON SUPPLIERS; SHORTAGES OF RAW MATERIALS AND PRICE FLUCTUATIONS. The Company does not manufacture the raw material that is used in its products and thus it depends on its raw material suppliers. The Company does not have any long-term supply or distribution agreements with any of its suppliers. The Company's success will depend in part on its ability to maintain relationships with its current suppliers and to develop new supplier relationships, as to which there can be no assurance. There can be no assurance that the loss of, or a significant disruption in the relationship with, one or more of the Company's suppliers would not have a material adverse effect on the Company's business and results of operations. Moreover, the corrugating industry periodically suffers shortages of roll stock paper from which corrugated board is made. These shortages more seriously affect non-vertically integrated corrugating converters (i.e., those that do not own their own timber and produce their own roll stock) by raising prices and forcing customers of corrugated board to purchase from integrated converters. In that the Company intends to utilize, to some extent, non-integrated converters for the production of LTI Processed(R) packaging, a shortage-induced price increase could raise the price of such LTI Processed(R) materials beyond its value margin, causing end users to seek integrated suppliers who may not use the Company's products.

         DEPENDENCE ON THIRD PARTIES FOR MANUFACTURING AND MARKETING ACTIVITIES. The Company does not intend to directly manufacture either LTI Processed(R) linerboard or finished products. Instead the Company expects to contract for manufacture with additional outside laminators, corrugators and sheet plants with whom the Company may establish formal or informal relationships. Although the Company believes that such services are widely available, there can be no assurance that the Company will be able to procure these services on terms acceptable to the Company. Moreover, the Company's dependence on such third parties will reduce its control over the manufacturing process.

         Additionally, the Company may rely on large integrated converters to market LTI Processed(R) products to their end users and intends to pursue strategic alliances with such companies for manufacture and marketing. The success of the Company will depend, in part, on its ability to enter into and maintain such strategic alliances and the collaborator's strategic interest in and ability to successfully manufacture and/or market LTI Processed(R) products. To the extent the Company enters into any strategic alliance, the Company will be dependent to a significant extent on such partners. The success of any such strategic alliance will depend in part upon such partners' own competitive, marketing and strategic considerations, including the relative advantages of alternative products being developed and/or marketed by such partners. If any such partners are unsuccessful in manufacturing and/or marketing the Company's products, the Company's business, financial condition and results of operations would be materially adversely affected.

         The Company has no experience in manufacturing or marketing products on a commercial scale and does not have the resources to manufacture on a commercial scale any of its products. To the extent that the Company determines not to, or is unable to, enter into strategic alliances with respect to the manufacture or marketing of LTI Processed(R) products, significant additional funds, capital expenditures, management resources and time will be required to establish a manufacturing facility or develop a larger sales force. There can be no assurance that the Company will be able to enter into strategic alliances to manufacture or market its proposed products or, in lieu thereof, establish a manufacturing facility or develop a sufficient sales force, or be successful in gaining market acceptance of its products. See "Description of Business--Manufacturing" and "--Sales and Marketing".

         DEPENDENCE ON PATENTS AND PROPRIETARY TECHNOLOGY; UNCERTAINTY OF PATENT PROTECTION; NO ASSURANCE OF SIGNIFICANT COMPETITIVE ADVANTAGE. The Company's success will depend in part on its ability to obtain patent protection for its products, both in the United States and abroad. On December 9, 1988, Michael Olvey, Sr., the inventor of the LTI Processed(R) method and a founder and former President of the Company, filed a patent application with the U.S. Patent and Trademark Office (the "U.S. Patent Office") covering the Company's LTI Processed(R) technology. On March 15, 1990, the U.S. Patent Office rejected the claims of the Company's patent application as being too broad in light of prior art. On April 19, 1993, Mr. Olvey assigned all rights to this patent application to the Company. The Company submitted a modification of its original application on March 27, 1997. This resulted in withdrawal of part of the rejections by the examiner. The Company has submitted further modifications or responsive arguments in early 1998, in an attempt to overcome the remaining objections.

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

         Additionally, there are both corrugated and other packaging and display materials available which can provide some or all of the physical characteristics of LTI Processed(R) products as well as high quality aesthetics and which directly compete with the Company's products. Major corrugating and integrated converters produce large quantities of corrugated products with wax and other coatings which are water resistant and can be used, for example, to pack wet and frozen foods for extended periods and to reduce abrasion of items with delicate finishes. The Company will face intense competition from these manufacturers to the extent that these products present viable alternatives to LTI Processed(R) products. These products may remain attractive to many end users as they can be lower priced and end users will not have to incur the potential cost of interrupting product lines and supply sources to accommodate different packaging from a new company. The Company intends to compete with such manufacturers by offering a product that can be more expensive but which the Company believes will be of higher quality, and in many circumstances may be more cost-efficient in the long term. Additionally, the Company will face competition from non-integrated converters who supply corrugated products that are laminated with high quality, lithographically printed paper. While the Company believes that these products do not have the physical properties of LTI Processed(R), these products may offer a price advantage over LTI Processed(R) and will effectively compete with the Company's products in the market for quality printed products.

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

         UNCERTAINTY OF GOVERNMENT REGULATORY REQUIREMENTS. To the extent that LTI Processed(R) is used in the food service and packaging industries, the Company will be required to ensure that its products meet federal Food and Drug Administration regulations regarding materials used in contact with food. The Company believes that both the polyester film and the bonding agents used in LTI Processed(R) products will be in compliance with approved food additive regulations permitting the types of food contact use contemplated by the Company. However, there can be no assurance that the Company's use of the materials included in its products will not require separate FDA approval. Obtaining FDA approval has historically been a costly and time-consuming process. The Company may also need to seek regulatory approval from foreign governments for the use of LTI Processed(R) products shipped to those countries. For example, the European Union has strict regulations as to the disposability and recyclability of imported packaging and paper products. There can be no assurance that such foreign regulations will not restrict or preclude the Company from engaging in activities in such countries, which could have a material adverse effect on the Company. The failure to obtain any required regulatory approvals could have a material adverse effect on the Company.

         DEPENDENCE ON KEY PERSONNEL. The Company is dependent on Michael E. Noonan, the Company's Chairman and Chief Executive Officer, as well as principal members of its management, design and marketing staff, the loss of one or more of whom could substantially impair the Company's development and marketing plans. The Company has obtained a $2,000,000 "key-man" life insurance policy on the life of Mr. Noonan and has also entered into a renewable one-year employment agreement with Mr. Noonan. The future success of the Company depends in large part upon its ability to attract and retain highly qualified personnel. The Company faces intense competition for such highly qualified personnel from other corrugated manufacturers and may be required to pay higher salaries to attract and retain such personnel. There can be no assurance that the Company will be able to hire sufficient qualified personnel on a timely basis or retain such personnel. The loss of such key personnel or failure to recruit additional key personnel by the Company could have a material adverse effect on the Company's business, financial condition and results of operations.

         POTENTIAL ADVERSE EFFECT OF REDEMPTION OF WARRANTS. After October 9, 1997, the Warrants may be redeemed by the Company at a redemption price of $.05 per Warrant upon not less than 30 days prior written notice if, with respect to the Class A Warrants, the closing bid price of the Common Stock shall have averaged in excess of $9.10 per share and, with respect to the Class B Warrants, $12.25 per share, in each instance for 30 consecutive trading days ending within 15 days of the notice. Redemption of the Warrants could force the holders (i) to exercise the Warrants and pay the exercise price therefor at a time when it may be disadvantageous for the holders to do so, (ii) to sell the Warrants at the then current market price when they might otherwise wish to hold the Warrants, or (iii) to accept the nominal redemption price which, at the time the Warrants are called for redemption, is likely to be substantially less than the market value of the Warrants. See footnotes to financial statements.

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

         POSSIBLE DELISTING OF SECURITIES FROM THE NASDAQ STOCK MARKET. The Company's Common Stock, Class A Warrants and Class B Warrants currently do not meet the Nasdaq listing requirements and may be delisted from the Nasdaq SmallCap Market. The Company received notification from Nasdaq on June 11, 1998 that during the last thirty consecutive trading days the Company's Common Stock had failed to maintain a closing bid price greater than or equal to $1.00. To be eligible for continued listing of the Company's securities, the Company's common stock must maintain a minimum bid price of $1.00. Nasdaq has provided the Company with 90 calendar days in which to regain compliance with the minimum bid price requirement. If at any time within said 90 day period the Company's common stock reports a closing bid price of $1.00 or greater for ten consecutive trading days, the Company will have complied with the minimum bid requirement. However, if the Company is unable to demonstrate compliance with the minimum $1.00 bid price on or before the end of said 90 day period, which will occur on September 11, 1998, the Company's securities will be subject to delisting. There can be no assurance that the Company will be able to meet the minimum bid price requirement. In general, continued inclusion of the Company's securities on Nasdaq requires that (i) the Company maintain at least $2,000,000 in total assets and $1,000,000 in capital and surplus, (ii) the minimum bid price of the Common Stock be $1.00 per share, (iii) there be at least 100,000 shares in the public float valued at $200,000 or more, (iv) the Common Stock have at least two active market makers, and (v) the Common Stock be held by at least 300 holders. There can be no assurance that the Company will be able to meet the criteria for continued listing.

         If the Company is unable to satisfy Nasdaq's maintenance requirements, its securities may be delisted from Nasdaq. In such event, trading, if any, in the Common Stock and Warrants would thereafter be conducted in the over-the-counter market in the so-called "pink sheets" or the NASD's "Electronic Bulletin Board". Consequently, the liquidity of the Company's securities could be impaired, not only in the number of securities which could be bought and sold, but also through delays in the timing of transactions, reduction in security analyst's and the news media's coverage of the Company, and lower prices for the Company's securities than might otherwise be attained.

         RISKS OF LOW-PRICED STOCK. If the Company's securities were delisted from Nasdaq (See " -- Risk Factors--Possible Delisting of Securities from the Nasdaq Stock Market"), they could become subject to Rule 15g-9 under the Exchange Act, which imposes additional sales practice requirements on broker-dealers which sell such securities to persons other than established customers and "accredited investors" (generally, individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouses). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, such rule may adversely affect the ability of broker-dealers to sell the Company's securities and may adversely affect the ability of the Company's security holders to sell the Company's securities in the secondary market.

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



Item 2. PROPERTIES

         The Company currently leases approximately 5,000 square feet of office space for its executive offices pursuant to a two-year agreement (commencing January 1, 1997) which provides for a monthly rent of $3,948. The office space, located in Atlanta, Georgia, is in excellent condition.

         The Company also currently leases approximately 28,000 square feet of warehouse space, which is in good condition, and is located in Canton, Georgia. This is a one-year agreement (commencing January l, 1998) which provides for a monthly rent of $5,250.

ITEM 3. LEGAL PROCEEDINGS

         The Company is not involved in any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year ended March 31, 1998.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         A. MARKET INFORMATION

         The Company's Common Stock, Class A Warrants and Class B Warrants are reported by the Nasdaq SmallCap Market under the symbols, "LAMT", "LAMTW" and "LAMTZ", respectively. The Company decided to delist its Units on February 18, 1998, which had been reported under the symbol "LAMTU" on the Nasdaq SmallCap Market. The following table sets forth the range of high and low bid quotations or high and low sales prices for the Company's securities for each of the periods indicated as reported by the Nasdaq SmallCap Market. Bid quotations reflect interdealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions. The Company's securities commenced trading on October 9, 1996.

          Quarter Ended                                                        High          Low
          -------------                                                        ----          ---

          Units    ("LAMTU")
          -----
          Commencing October 9, 1996 and ending December 31, 1996              $10.2500      $6.2500
          March 31, 1997                                                         9.6250       7.7500
          June 30, 1997                                                         11.5000       7.7500
          September 30, 1997                                                    14.0625      10.5000
          December 31, 1997                                                     13.5625       8.0000
          February 18, 1998                                                      9.2500       2.2500


         As discussed above, on February 18th, the Company's Units were delisted. The Company's Common Stock, Class A Warrants and Class B Warrants had previously traded separately and they continued to trade separately subsequently to the delisting of the Units.

         Common Stock    ("LAMT")
         ------------
         Commencing October 9, 1996 and ending December 31, 1996               $5.6250       $3.7500
         March 31, 1997                                                         5.6250        4.0000
         June 30, 1997                                                          6.3750        4.7500
         September 30, 1997                                                     7.0000        5.8750
         December 31, 1997                                                      6.6250        3.5000
         March 31, 1998                                                         4.2500         .6880


         Class A Warrants        ("LAMTW")
         ----------------
         Commencing October 9, 1996 and ending December 31, 1996               $2.7500      $2.0000
         March 31, 1997                                                         3.0000        .9375
         June 30, 1997                                                          3.0000        .9375
         September 30, 1997                                                     3.6250       2.3750
         December 31, 1997                                                      4.1875       2.0625
         March 31, 1998                                                         2.4380        .3440


         Class B Warrants        ("LAMTZ")
         ----------------
         Commencing October 9, 1996 and ending December 31, 1996               $2.0000      $1.5000
         March 31, 1997                                                         1.3750       1.1250
         June 30, 1997                                                          2.3750       1.1250
         September 30, 1997                                                     2.8125       1.8125
         December 31, 1997                                                      2.8125       1.3125
         March 31, 1998                                                         1.4380        .1250



         B.       HOLDERS

         The approximate number of record holders of shares of the Common Stock of the Company outstanding as of June 10, 1998 was 44. Because many shares are held by brokers and other institutions on behalf of shareholders, the Company is unable to estimate the total number of shareholders represented by these record holders.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 GENERAL

         The Company is a development stage company organized to develop, design and market value-added packaging and specialty display products. Since its inception, the Company's efforts have been principally devoted to research, development and design of products, marketing activities and raising capital. The Company has had only limited sales and has incurred substantial operating losses from these activities. The Company has only recently been experiencing repeat orders from customers. Previously, the Company believed customers were ordering primarily to evaluate the commercial potential of the Company's products.

         The following discussion should be read in conjunction with the Financial Statements and notes thereto included elsewhere in this Form 10-KSB.

RESULTS OF OPERATIONS

         Fiscal Years Ended March 31, 1997 and 1998. Net sales increased from approximately $24,000 in the twelve months ended March 31, 1997 (fiscal 1997) to $519,000 in the twelve months ended March 31, 1998 (fiscal 1998). In addition to pursuing product sales Management continued to invest its resources in developing its technology for commercialization during fiscal 1998. Gross profit was approximately $7,000 in fiscal 1997 as compared to a gross profit of $118,000 in fiscal 1998. The gross profit margin in fiscal 1997 and fiscal 1998 includes pre-production costs and therefore is not indicative of future margins.

         Selling, general and administrative expenses decreased by 16% from approximately $1,386,000 in fiscal 1997 to approximately $1,159,000 in fiscal 1998. The decrease is primarily attributable to fiscal 1997 costs including (1) a charge of approximately $386,000 relating to the fair market value of stock options granted by two principal stockholders of the Company to the Company's Chairman, President and Chief Executive Officer and (2) a cost of approximately $279,000 for debt placement fees regarding placement of $1,995,000 in bridge notes. If these charges had not been in fiscal 1997, selling, general and administrative expenses would have actually increased in fiscal 1998 by 61%, or $438,000, over fiscal 1997. This increase is primarily attributable to a full year of business activity subsequent to the Company's public offering in October, 1996, and increased costs of legal, accounting and other expenses associated with the Company's status as a public company.

         Research and development expense increased by 38% from approximately $393,000 in fiscal 1997 to approximately $543,000 in fiscal 1998. This increase is attributable to the concentrated research and development activity in fiscal 1998 to obtain commercialization of the Company's products.

         Interest expense decreased by approximately 99% from approximately $789,000 for fiscal 1997 to approximately $6,000 for fiscal 1998. The decrease is primarily due to the retirement of outstanding bridge financing debt during fiscal 1997, which was retired in October, 1996 with the use of part of the proceeds from the October, 1996 sale of stock.

         Investment income increased from $110,000 in fiscal 1997 to approximately $233,000 in fiscal 1998 as cash proceeds from the Company's public stock offering in October, 1996 have been invested in short term cash investments to the extent not needed for current operations.

         Net loss decreased 44% from approximately $2,409,000, or $1.47 per share, in fiscal 1997 to approximately $1,352,000, or $.49 per share, in fiscal 1998, as a result of the foregoing factors.

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

         The net proceeds were used to: (1) repay the bridge debt of $1,995,000 plus accrued interest, (2) pay the $150,000 accrued dividends on preferred stock, (3) repay other existing debt and payables of approximately $320,000, and
(4) provide working capital for operations. The remaining proceeds of the offering are intended to be used by the Company to implement its business plan, which includes the development and testing of products utilizing the LTI Processed(R) method and sales and marketing activities. At March 31, 1998, the Company had $3.2 million in cash and liquid investments. The Company expects to continue to incur substantial research, development and marketing costs in the future. The Company also expects that general and administrative costs necessary to support manufacturing and the expansion of a marketing and sales organization will increase in the future. Accordingly, the Company expects to continue to incur operating losses for the foreseeable future.

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

         At March 31, 1998 the Company had net operating loss carry-forwards for Federal Income Tax purposes of approximately $7,402,000. The net operating loss and credit carry-forwards expire from March, 2009 through March, 2013. Additionally, the Company's ability to utilize its net operating loss carry-forwards may be subject to annual limitations pursuant to Section 382 of the Internal Revenue Code as a result of this Offering.

ITEM 7.  FINANCIAL STATEMENTS

         The Consolidated Financial Statements required by this Item are set forth at the pages indicated in Item 13(a) below.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On March 25, 1998, the Company advised Richard A. Eisner & Company, LLP that the Company was discontinuing Eisner's services as the Company's independent auditor. This decision was approved by the Audit Committee of the Board of Directors.

         Eisner's report on the financial statements of the Company for the past fiscal year did not contain any adverse opinion or disclaimer of opinion, nor were the reports modified as to uncertainty, audit scope, or accounting principles.

         There were no disagreements between the Company and Eisner during their service and subsequent interim periods preceding such dismissal on any matter of accounting principles or practices, financial statement disclosure, or audit scope or procedure, which disagreement(s), if not resolved to the satisfaction of Eisner would have caused it to make a reference to the subject matter of the disagreement(s) in connection with its reports.

         On March 26, 1998, the Company engaged Grant Thornton LLP to serve as the Company's independent accountants for the fiscal year ended March 31, 1998. The decision to engage Grant Thornton LLP was approved by the Audit Committee of the Board of Directors by written consent on March 25, 1998.

         During the period ended March 31, 1997, and through March 25, 1998, the Company did not consult Grant Thornton LLP regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company's financial statements.


                                    PART III

ITEM  9.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The names of the Directors and executive officers of the Company, their ages and certain other information is set forth as follows:

                     NAME                AGE                     POSITION
         Michael E. Noonan               57      Chairman of the Board of Directors, President, Chief
                                                 Executive Officer and Director
         Robert L. Dover                 64      Senior Vice President - Marketing/Operations
         J. Scott Stewart                44      Senior Vice President - Marketing/Sales
         Donald L. Aldridge              40      Chief Financial Officer
         Ronald L. Christensen           60      Director
         Jerome I. Gellman               71      Director
         William J. Warren               59      Director


         MICHAEL E. NOONAN was appointed Chairman of the Board, President and Chief Executive Officer of the Company on February 1, 1996. From 1994 to February 1, 1996, Mr. Noonan was self-employed as a business consultant. From 1989 to 1994, Mr. Noonan was the Chief Executive Officer, President and sole shareholder of Winning Image, Inc., an apparel marketing and manufacturing firm which was sold to Terry Manufacturing Company. From 1986 to 1989, Mr. Noonan was a Senior Vice President of Domestic and North American Operations at the Mead Packaging Division of Mead Corporation.

         ROBERT L. DOVER has been the Senior Vice President - Marketing/Operations and Secretary of the Company since May 1996. Mr. Dover served as Director of the Company from March 1996 to August 21, 1997. From 1966 to April 1995, Mr. Dover was an executive of Mead Packaging Division of Mead Corporation in Atlanta, Georgia working in the capacities of Director of Marketing and Technological Planning, Environmental Technology, Marketing and Sales for the Food Industry, Marketing for the Soft Drink Industry, Film Systems, Market Research and Machinery Systems Development. From May 1995 to May 1996, Mr. Dover was an independent consultant. Mr. Dover graduated with a Master's of Science Degree in Industrial Management from the Georgia Institute of Technology.

         J. SCOTT STEWART has been Senior Vice President - Marketing/Sales of the Company since May 1996. From 1992 to 1996, Mr. Stewart was co-founder and a sales representative for Simmons Survey, a company involved in leak detection for underground fuel tanks. From 1981 to 1992, Mr. Stewart worked for the Royston Division of AWH Corporation in Winston-Salem, North Carolina as a Vice President of the Contract Business Division and of Corporate Marketing. Mr. Stewart graduated with a Master's Degree in Business Administration from Emory University in 1977, and with a Bachelor's of Science Degree in Industrial Management from the Georgia Institute of Technology in 1975.

         DONALD L. ALDRIDGE has served as Chief Financial Officer of the Company on a part-time basis since December of 1997, devoting approximately 20 percent of his time to the Company. He is a Partner in Tatum CFO Partners, LLP, which provides Chief Financial Officer expertise to both emerging growth companies and larger corporations. Accordingly, Mr. Aldridge also serves as part-time Chief Financial Officer for other clients. He has been a Partner with Tatum since 1993. Prior to Tatum, Mr. Aldridge served as the Chief Financial Officer of Southern Services, Inc. from 1990 to 1992. Mr. Aldridge is a Certified Public Accountant who practiced with Deloitte & Touche prior to his financial experience in industry. Mr. Aldridge has a Master's Degree in Business Administration from Virginia Tech and a Bachelor's of Science Degree in Accounting from Bob Jones University.

         RONALD L. CHRISTENSEN has been a Director of the Company since March 1996. From 1993 to the present, Mr. Christensen has served as President and Chief Executive Office of PrinTech Label Corporation, a printing and converting firm. Since 1983 he has also served as President of Adrienne Associates, a consulting services company to the printing and pressure sensitive materials industry. Mr. Christensen graduated from Georgia Institute of Technology in 1960 with a Bachelor's Degree in Chemical Engineering.

         JEROME I. GELLMAN has been a Director of the Company since July 1996. From 1988 to the present, Mr. Gellman has been counsel to the law firm of Cowan, Liebowitz & Latman. Mr. Gellman has also served as a Director of Tyco Toys, Inc., a publicly-traded toy company, from 1987 to 1997; Tyco Toys, Inc. merged into Mattel, Inc. on March 31, 1997.

         WILLIAM J. WARREN has been a Director of the Company since March 1996. Mr. Warren founded Mar-Lyn Container Corporation, a sheet converter, in 1967 and was the President and majority shareholder of Mar-Lyn until the company was sold in April 1997. Mr. Warren is now a management consultant for Lyn Marco. Mr. Warren graduated from the University of California in 1961 with a Bachelor's Degree in Industrial Management.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's Directors and Executive Officers and the holders of ten percent of the Company's Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of equity securities of the Company. Based on the Company's review of copies of such reports received by it, or written representations from reporting persons, the Company believes that during the period from April 1, 1997 to March 31, 1998, its Officers and Directors filed all reports on a timely basis, except for that certain report on Form 4, filed on March 10, 1998 by J. Scott Stewart who is the Company's Senior Vice President of Marketing/Sales, which the Company believes was not filed on a timely basis.

ITEM 10. EXECUTIVE COMPENSATION.

         The following table sets forth certain information covering the compensation paid or accrued by the Company during the fiscal year indicated to its President/Chief Executive Officer during the fiscal year ended March 31, 1998. No other executive officer received compensation, including salary and bonus, in excess of $100,000 during the fiscal year ended March 31, 1998.

                           SUMMARY COMPENSATION TABLE


                                                                                 LONG TERM COMPENSATION
                                           FISCAL YEAR           ANNUAL                  AWARDS
                   NAME AND                   ENDED           COMPENSATION        NUMBER OF SECURITIES
              PRINCIPAL POSITION             MARCH 31            SALARY            UNDERLYING OPTIONS

         Michael E. Noonan                     1998                 $144,000               --
         Chairman of the Board,                1997                  144,000           91,319 (1)
         President, Chief Executive
         Officer and Director


         (1) Consists of 91,319 shares issuable upon exercise of options granted to Mr. Noonan by Steve Gorlin.

         The following table sets forth the number of securities underlying options, the exercise price and the expiration date for stock options granted to the President/Chief Executive Officer during the fiscal year ended March 31, 1998.


                OPTION GRANTS IN FISCAL YEAR ENDED MARCH 31, 1998
                                INDIVIDUAL GRANTS

                                     NUMBER OF          PERCENT OF TOTAL
                                     SECURITIES         OPTIONS GRANTED         EXERCISE
                                     UNDERLYING           TO EMPLOYEES           PRICE        EXPIRATION
                  NAME             OPTIONS GRANTED       IN FISCAL YEAR        ($/SHARE)         DATE
          Michael E. Noonan              --                      0%                  --             --


         The following table sets forth the number of exercisable and unexercisable options as of March 31, 1998, and the value of such options for the President/Chief Executive Officer.


                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR END OPTIONS VALUES

                                                             NUMBER OF SECURITIES           VALUE OF
                                                                  UNDERLYING               UNEXERCISED
                                                            UNEXERCISED OPTIONS AT        IN-THE-MONEY
                                                               FISCAL YEAR END          OPTIONS AT FY END
                                   SHARES
                                  ACQUIRED/     VALUE            EXERCISABLE/             EXERCISABLE/
                  NAME            EXERCISED    REALIZED         UNEXERCISABLE             UNEXERCISABLE
          Michael E. Noonan          --           --            52,537/38,782             $3,678/$2,715


DIRECTOR'S COMPENSATION

         Non-employee Directors of the Company are entitled to compensation of $500 for each Board of Directors meeting attended and are reimbursed for expenses actually incurred in connection with such meeting. Directors are not precluded from serving the Company in any other capacity and receiving compensation therefor.

         In addition, Directors are entitled to receive Director Options pursuant to the Company's 1996 Stock Option Plan (the "Plan"). The provisions of the Plan provide for the automatic grant of non-qualified stock options to purchase shares of Common Stock ("Director Options") to Directors of the

Company who are not employees or principal stockholders of the Company ("Eligible Directors"). Eligible Directors of the Company were granted a Director Option to purchase 10,000 shares of Common Stock on or about October 9, 1996 at a per share exercise price equal to $5.00. Future Eligible Directors will be granted a Director Option to purchase 10,000 shares of Common Stock on the date that such person is first elected or appointed a Director. Further, commencing on the day immediately following the date of the annual meeting of stockholders for the Company's fiscal year ending March 31, 1997, each Eligible Director, other than Directors who received an Initial Director Option since the last annual meeting, will be granted a Director Option to purchase 1,000 shares of Common Stock ("Automatic Grant") on the day immediately following the date of each annual meeting of stockholders, as long as such director is a member of the Board of Directors. The exercise price for each share subject to a Director Option shall be equal to the fair market value of the Common Stock on the date of grant, except for Directors who receive incentive options and who own more than ten percent of the voting power, in which case the exercise price shall be not less than 110 percent of the fair market value on the date of grant. Director Options are exercisable in four equal annual installments, commencing six months from the date of grant. Director Options will expire the earlier of ten years after the date of grant or ninety days after the termination of the Director's service on the Board of Directors.

EMPLOYMENT AND CONSULTING AGREEMENTS

         In July 1996, the Company entered into a one-year employment agreement with Michael E. Noonan, Chairman and Chief Executive Officer of the Company. The agreement provides for an annual base salary of $144,000 per year and is automatically renewable for successive one-year terms unless either party gives six months' notice to the other. The Company may terminate the agreement without cause and, upon such termination, Mr. Noonan will be entitled to receive his base salary for a period of one year (subject to a fifty percent offset during the second six months for salary received from subsequent employment). In addition, if the Company exercises its right not to renew the agreement, Mr. Noonan will be entitled to six months of severance pay. The agreement contains confidentiality and non-competition provisions.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth, at June 10, 1998, the number and percentage of shares of Common Stock which, according to information supplied to the Company, are beneficially owned by: (I) each person who is a beneficial owner of more than five percent of the Common Stock; (ii) each of the Directors and named Executive Officers of the Company individually; and (iii) all current Directors and Executive Officers of the Company as a group. Under rules adopted by the Securities and Exchange Commission, a person is deemed to be a beneficial owner of Common Stock with respect to which he has or shares voting power (which includes the power to vote or to direct the voting of the security), or investment power (which includes the power to dispose of, or to direct the disposition of, the security). A person is also deemed to be the beneficial owner of shares with respect to which he could obtain voting or investment power within 60 days of June 10, 1998, such as upon the exercise of options or warrants.

                        NAME AND ADDRESS (1)                    NUMBER OF SHARES (1)         PERCENTAGE


          Michael E. Noonan                                            116,346 (2)               3.5
          Robert L. Dover                                               45,333 (3)               1.4
          J. Scott Stewart                                              45,333 (3)               1.4
          Ronald L. Christensen                                          6,000 (4)                 *
          Jerome I. Gellman                                              6,000 (4)                 *
          William J. Warren                                              6,000 (4)                 *
          J. Morton Davis                                              359,748 (5)              10.1
          D. H. Blair Capital Corporation                              322,851 (6)               9.2
          Steve Gorlin                                                 202,012 (7)               6.0
          TransMillennial Resource Corporation                         133,021 (8)               4.0
          All Executive Officers and Directors as a
               group (6 persons)                                       225,012 (9)               6.6
                  *Less than one percent

         (1) Except as otherwise indicated, each of the parties listed above has sole voting and investment power over the shares owned. Except as otherwise indicated, the address of each stockholder is c/o Laminating Technologies, Inc., 1160 Hightower Trail, Atlanta, Georgia 30350-2910.

         (2) Includes 91,319 shares issuable upon exercise of immediately exercisable options granted to Mr. Noonan by Steve Gorlin.

         (3) Represents 45,333 immediately exercisable options to purchase Common Stock. Does not include 10,667 shares issuable upon exercise of options that are not exercisable within sixty days.

         (4) As to each Director, includes 6,000 immediately exercisable options to purchase Common Stock. Does not include 5,000 shares (per Director) issuable upon exercise of options that are not exercisable within sixty days.

         (5) Includes 322,851 shares owned by D. H. Blair Capital Corporation and 36,897 shares issuable upon exercise of immediately exercisable warrants issued to D. H. Blair Investment Banking Corporation and expiring on March 25, 1999. Mr. Davis is the sole stockholder of each of D. H. Blair Capital Corporation and D. H. Blair Investment Banking Corporation. The address of Mr. Davis is 44 Wall Street, New York, New York 10005.

         (6) Does not include 36,897 shares issuable upon the exercise of immediately exercisable warrants issued to D. H. Blair Investment Banking Corporation in March 1994 and expiring on March 25, 1999. The sole stockholder of D. H. Blair Capital Corporation is J. Morton Davis, who is also the sole stockholder of Blair Investment. The address of D. H. Blair Capital Corporation is 44 Wall Street, New York, New York 10005.

         (7) Includes 91,319 shares subject to options granted by Mr. Gorlin to Michael E. Noonan. The address of Mr. Gorlin is 150 Gulf Shore Drive, Unit 601, Destin, Florida 32541.

         (8) The address of TMR is c/o American Enterprise Solutions, 5313 Johns Road, Suite 201, Tampa, Florida 33634.

         (9) Includes 199,985 shares issuable upon exercise of options that are immediately exercisable. Does not include 36,334 shares issuable upon exercise of options that are not exercisable within sixty days. Steve Gorlin may be deemed a "founder" of the Company, as such term is defined in the Securities Act.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Upon the conversion of the Series A Preferred Stock in connection with the Company's initial public offering (the "1996 Offering") of 1,700,000 units (the "IPO Units"), each IPO Unit consisting of one share of the Company's common stock ("Common Stock"), one Class A Warrant and one Class B Warrant (collectively, the "Warrants"), the Company paid to D. H. Blair Capital Corp. approximately $150,000, representing the accumulated dividends on the Series A Preferred Stock. The sole stockholder of D. H. Blair Capital Corp. is J. Morton Davis, who is also the sole stockholder of D. H. Blair Investment Banking Corp. ("Blair" or the "Underwriter"), the underwriter for the 1996 Offering. Blair also acted as placement agent for certain bridge financing of the Company in April and May 1996 for which it received a placement agent fee of $199,500 and a non-accountable expense allowance of $59,850.

         Blair has the right to designate one individual for nomination to the Company's Board of Directors for a period of five years after the completion of the 1996 Offering, although it has not yet selected any such designee. Such designee may be a director, officer, partner, employee or affiliate of Blair. The Company has agreed to indemnify Blair against certain liabilities, including liabilities under the Securities Act of 1933.

         During the five-year period after the date of the 1996 Offering, in the event Blair originates a financing or a merger, acquisition or transaction to which the Company is a party, Blair will be entitled to receive a finder's fee in consideration for origination of such transaction. The fee is based on a percentage of the consideration paid in the transaction ranging from 7 percent of the first $1,000,000 to 2 1/2 percent of any consideration in the excess of $9,000,000.

         The Company has agreed not to solicit Warrant exercises other than through Blair, unless Blair declines to make such solicitation. Upon any exercise of the Warrants after the one-year period after the 1996 Offering, the Company will pay Blair a fee of 5 percent of the aggregate exercise price of the Warrants, if (i) the market price of the Company's Common Stock on the date the Warrants are exercised is greater than the then exercise price of the Warrants; (ii) the exercise of the Warrants was solicited by a member of the NASD; (iii) the warrant holder designates in writing that the exercise of the Warrant was solicited by a member of the NASD and designates in writing the broker-dealer to receive compensation for such exercise; (iv) the Warrants are not held in a discretionary account; (v) disclosure of compensation arrangements was made both at the time of the 1996 Offering and at the time of exercise of the Warrants; and (vi) the solicitation of exercise of the Warrant was not in violation of Regulation M.

         Blair acted as the underwriter of the IPO Units in the 1996 Offering for which it received underwriting discounts and commissions of $909,075 and a non-accountable expense allowance of $293,250. In addition, in connection with the 1996 Offering, the Company has agreed to sell to Blair and its designees, for nominal consideration, the option to purchase up to 170,000 IPO Units (the "Unit Purchase Option") substantially identical to the IPO Units offered in the 1996 Offering, except that the Class A Warrants and Class B Warrants included therein are each subject to redemption by the Company, in accordance with the terms of the Warrant Agreement, at any time after the Unit Purchase Options have been exercised and the underlying warrants are outstanding.

         In April 1996, Steve Gorlin and TransMillennial Resource Corporation ("TMR"), each principal stockholders of the Company, granted to Michael E. Noonan, Chairman, President and Chief Executive Officer of the Company, options to purchase an aggregate of 91,319 and 25,027 shares, respectively, of Common Stock owned by Mr. Gorlin and TMR. The options are exercisable at $0.68 per share and expire ten years from the date of grant. All of the TMR options and 52,537 of the Gorlin options are immediately exercisable, and the remaining 38,782 options are exercisable in April 1998. The Company has granted Mr. Noonan demand and piggyback registration rights with respect to the shares of Common Stock issuable upon exercise of these options.

         In April 1996, pursuant to an agreement dated March 21, 1996, TMR contributed to the capital of the Company $307,457 of indebtedness owed by the Company to TMR for management services, expenses and other indebtedness and converted the remaining $428,346 of Company indebtedness into 158,048 shares of Common Stock at a rate of one share for every $2.7102 of indebtedness. In April 1996, pursuant to additional debt conversion agreements dated March 21, 1996 (the "Debt Conversion Agreements") an aggregate of $550,210 of indebtedness of the Company was converted into 203,013 shares of Common Stock at a rate of one share for every $2.7102 of indebtedness.

         In April 1996, Donald B. Sallee, a stockholder of the Company, and other debtholders of the Company converted an aggregate of $495,000 principal amount of indebtedness of the Company into an aggregate of $495,000 in principal amount of notes and 247,500 warrants in connection with the Company's bridge financing. The Company agreed to pay the accrued interest on the indebtedness in cash. The principal amount of the bridge notes and interest thereon at a rate of 10 percent per annum were paid to the holders of the bridge notes upon the closing of the 1996 Offering.

         TMR advanced funds to the Company and paid certain of its obligations, resulting in a balance of $735,803 due to TMR at March 31, 1996. TMR agreed to contribute $307,457 of such debt to the capital of the Company and to convert the remaining balance of $428,346 into 158,048 shares of the Company's Common Stock. This conversion was completed in April 1996. Two of the Company's former officers are shareholders of TMR, and the Company was located in office space which was leased by TMR. Rent on such space was included in the indebtedness described above.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A.

         (a)      Financial Statements
                  See "Contents to Consolidated Financial Statements" at page
                  F-2.

         (b)      Reports on Form 8-K and 8-K/A.
                  No reports on Form 8-K or 8-K/A were filed by the Company during the fourth quarter of the fiscal year ended March 31, 1998.

         (c)      Exhibits
                  The following exhibits are filed as part of this report:

                                  EXHIBIT INDEX

Exhibit No.                       Description
-----------                       -----------
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

                  FINANCIAL STATEMENTS AND REPORT OF
               INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                     LAMINATING TECHNOLOGIES, INC.
                            AND SUBSIDIARY
                            March 31, 1998

                                    CONTENTS





                                                               Page


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                3

CONSOLIDATED FINANCIAL STATEMENTS

       CONSOLIDATED BALANCE SHEET                                 4

       CONSOLIDATED STATEMENTS OF OPERATIONS                      5

       CONSOLIDATED STATEMENTS OF CHANGES IN
         STOCKHOLDERS' EQUITY                                     6

       CONSOLIDATED STATEMENTS OF CASH FLOWS                      8

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                10

               Report of Independent Certified Public Accountants





Board of Directors and Stockholders
Laminating Technologies, Inc.
Atlanta, Georgia

We have audited the accompanying consolidated balance sheet of Laminating Technologies, Inc. and subsidiary (a development stage company) as of March 31, 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of Laminating Technologies, Inc. and subsidiary (a development stage company) as of and for the year ended March 31, 1997, and for the period from April 19, 1993 (commencement of operations) through March 31, 1997, were audited by other auditors whose report dated June 4, 1997, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Laminating Technologies, Inc. and subsidiary as of March 31, 1998, and the consolidated results of their operations, and their consolidated cash flows for the year then ended, in conformity with generally accepted accounting principles.



/s/ Grant Thornton LLP

Atlanta, Georgia
May 7, 1998

                  Laminating Technologies, Inc. and Subsidiary
                         (a development stage company)

                           CONSOLIDATED BALANCE SHEET

                                 March 31, 1998

                                     ASSETS

CURRENT ASSETS
   Cash                                                                                        $         738,933
   Investments (Note A-2)                                                                              2,459,011
   Accounts receivable, net of an allowance
     for doubtful accounts of $25,000                                                                     68,923
   Inventories (Notes A-3 and B)                                                                         398,304
   Prepaid expenses                                                                                      152,041
   Other current assets                                                                                    1,544
                                                                                               -----------------
       Total current assets                                                                            3,818,756

PROPERTY AND EQUIPMENT, NET
   (Notes A-4 and C)                                                                                     180,634
                                                                                               -----------------
                                                                                               $       3,999,390
                                                                                               =================

                                   LIABILITIES AND STOCKHOLDERS' EQUITY (Note E)

CURRENT LIABILITIES
   Current maturity of note payable                                                            $          44,441
   Accounts payable - trade                                                                              186,559
   Accrued expenses                                                                                      124,200
                                                                                               -----------------
       Total current liabilities                                                                         355,200

NOTE PAYABLE, NET OF CURRENT MATURITIES                                                                   39,840

COMMITMENTS AND OTHER MATTERS (Note F)                                                                        --

STOCKHOLDERS' EQUITY
   Series A convertible preferred stock, par value $.01,
     5,000,000 shares authorized, none issued                                                  $              --
   Common stock, par value $.01, 20,000,000 shares
     authorized, 3,185,100 shares issued and outstanding                                                  31,851
   Additional paid-in capital                                                                         11,709,254
   Deficit accumulated during the development stage                                                   (8,136,755)
                                                                                               -----------------
       Total stockholders' equity                                                                      3,604,350
                                                                                               -----------------
                                                                                               $       3,999,390
                                                                                               =================


The accompanying notes are an integral part of this statement

                  Laminating Technologies, Inc. and Subsidiary
                         (a development stage company)

                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                          April 19, 1993
                                                                                          (Commencement
                                                        Years ended March 31,             of operations)
                                                   ---------------------------------         through
                                                         1998              1997           March 31, 1998
                                                   --------------     --------------     ---------------
Net sales                                          $      519,069     $       23,918     $       884,772
Cost of goods sold                                        401,119             16,751           1,433,643
                                                   --------------     --------------     ---------------

     Gross profit (loss)                                  117,950              7,167            (548,871)

Selling, general and administrative
   Expenses                                             1,159,309          1,386,009           6,779,913
Research and development expense                          543,220            393,330                  --
                                                   --------------     --------------     ---------------


     Operating loss                                    (1,579,579)        (1,772,172)         (7,328,784)

Interest expense                                           (5,867)          (789,433)           (961,650)
Investment income                                         232,762            109,533             342,295
Cancellation of debt                                          612             49,170             171,520
Loss on abandonment of fixed assets                            --             (5,808)           (104,184)
                                                   --------------     --------------     ---------------

     Net loss                                      $   (1,352,072)    $   (2,408,710)    $    (7,880,803)
                                                   ==============     ==============     ===============

Net loss per common share
       Basic                                       $        (0.49)    $        (1.47)
                                                   ==============     ==============

       Diluted                                     $        (0.49)    $        (1.47)
                                                   ==============     ==============

Weighted average number of common
   shares outstanding                                   2,775,095          1,667,821
                                                   ==============     ==============



The accompanying notes are an integral part of these statements.

                  Laminating Technologies, Inc. and Subsidiary
                         (a development stage company)

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                    (Note B)


                                                              Preferred stock      Common stock
                                                               Par Value $.01       Par Value $.01      Stock       Additional
                                                          --------------------  ------------------  Subscription     Paid-in
                                                            Shares     Amount    Shares    Amount    Receivable      Capital
                                                          ---------   --------  -------   --------  ------------   -----------
Common stock issued in connection with the acquisition of
   the assets of Cool-R Enterprises, Inc. in April 1993          --   $     --   168,114   $ 1,681  $         --   $    (1,681)
Common stock issued in connection with obtaining
   rights to developed technology in April 1993                  --         --   150,126     1,501            --        (1,501)
Issuance of common stock for cash and settlement of debt
   in April 1993                                                 --         --   235,221     2,352            --       635,148
Cash contributed by stockholder                                  --         --        --        --            --        12,500
Issuance of convertible preferred stock for cash
   in September 1993                                        250,000      2,500        --        --            --       497,500
Common stock issued to an officer in connection
   with the signing of an employment agreement in
   October 1993                                                  --         --    46,122       461        (1,250)      124,539
Net loss for the period April 19, 1993 (commencement
   of operations) through March 31, 1994                         --         --        --        --            --            --
                                                          ---------   --------  --------   -------   -----------    ----------

Balance, March 31, 1994                                     250,000      2,500   599,583     5,995        (1,250)    1,266,505
Issuance of common stock for cash in May 1994                    --         --     3,690        37            --        19,963
Common stock issued as consideration for
   compensation in August 1994                                   --         --    50,662       507            --       136,799
Services contributed by stockholder                              --         --        --        --            --        30,000
Net loss for the year ended March 31, 1995                       --         --        --        --            --            --
                                                          ---------   --------  --------   -------   -----------    ----------

Balance, March 31, 1995                                     250,000      2,500   653,935     6,539        (1,250)    1,453,267
Issuance of common stock as settlement of notes
   payable to a stockholder in June 1995                         --         --    33,208       332            --        89,668
Collection of stock subscription                                 --         --        --        --         1,250            --
Common stock purchased for treasury                              --         --  (126,114)       --            --            --
Common stock issued from treasury                                --         --   126,114        --            --            --

                                                                                Deficit
                                                                              Accumulated
                                                                               During the
                                                                  Treasury    Development
                                                                   Stock         Stage          Total
                                                                 ---------   -------------   -----------

Common stock issued in connection with the acquisition of
   the assets of Cool-R Enterprises, Inc. in April 1993          $      --   $   (255,952)  $  (255,952)
Common stock issued in connection with obtaining
   rights to developed technology in April 1993                         --             --            --
Issuance of common stock for cash and settlement of debt
   in April 1993                                                        --             --       637,500
Cash contributed by stockholder                                         --             --        12,500
Issuance of convertible preferred stock for cash
   in September 1993                                                    --             --       500,000
Common stock issued to an officer in connection
   with the signing of an employment agreement in
   October 1993                                                         --             --       123,750
Net loss for the period April 19, 1993 (commencement
   of operations) through March 31, 1994                                --     (1,361,215)   (1,361,215)
                                                                  --------    -----------   -----------

Balance, March 31, 1994                                                 --     (1,617,167)     (343,417)
Issuance of common stock for cash in May 1994                           --             --        20,000
Common stock issued as consideration for
   compensation in August 1994                                          --             --       137,306
Services contributed by stockholder                                     --             --        30,000
Net loss for the year ended March 31, 1995                              --     (1,530,061)   (1,530,061)
                                                                  --------    -----------   -----------

Balance, March 31, 1995                                                 --     (3,147,228)   (1,686,172)
Issuance of common stock as settlement of notes
   payable to a stockholder in June 1995                                --             --        90,000
Collection of stock subscription                                        --             --         1,250
Common stock purchased for treasury                               (150,000)            --      (150,000)
Common stock issued from treasury                                  150,000             --       150,000

                  Laminating Technologies, Inc. and Subsidiary
                         (a development stage company)

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                    (Note B)



                                                          Preferred stock       Common stock
                                                          Par Value $.01        Par Value $.01           Stock        Additional
                                                        --------------------  --------------------    Subscription      Paid-in
                                                         Shares      Amount     Shares     Amount      Receivable       Capital
                                                        ---------  ---------  ----------  --------   -------------   ------------
Common stock contributed to treasury and cancelled             --         --      (7,379)      (74)             --             74
Contribution to capital (Note I)                               --         --          --        --              --        307,457
Net loss for the year ended March 31, 1996                     --         --          --        --              --             --
                                                        ---------   --------  ----------   -------   -------------   ------------

Balance, March 31, 1996                                   250,000      2,500     679,764     6,797              --      1,850,466
Warrants issued in connection with bridge notes                --         --          --        --              --        665,000
Conversion of debt to common stock                             --         --     361,061     3,611              --        974,961
Common stock issued as consideration for compensation          --         --       4,689        47              --         12,660
Stock options issued by stockholders to an officer as
   compensation                                                --         --          --        --              --        386,000
Payment of cumulative dividends on Series A
   preferred stock                                             --         --          --        --              --       (150,000)
Preferred stock conversion                               (250,000)    (2,500)    184,486     1,845              --            655
Sale of 1,955,000 shares of common stock (net of
   offering costs)                                             --         --   1,955,000    19,550              --      7,968,863
Net loss for the year ended March 31, 1997                     --         --          --        --              --             --
                                                        ---------   --------  ----------  --------   -------------   ------------

Balance, March 31, 1997                                        --         --   3,185,000    31,850              --     11,708,605
Exercise of 100 class A warrants                               --         --         100         1              --            649
Net loss for the year ended March 31, 1998                     --         --          --        --              --             --
                                                        ---------   --------  ----------  --------   -------------   ------------

Balance, March 31, 1998                                 $      --   $     --  $3,185,100  $ 31,851   $          --   $ 11,709,254
                                                        =========   ========  ==========  ========   =============   ============


                                                                    Deficit
                                                                  Accumulated
                                                                   During the
                                                       Treasury   Development
                                                         Stock       Stage           Total
                                                       ---------  -------------   ------------
Common stock contributed to treasury and cancelled            --             --            --
Contribution to capital (Note I)                              --             --       307,457
Net loss for the year ended March 31, 1996                    --     (1,228,745)   (1,228,745)
                                                        --------  -------------   -----------

Balance, March 31, 1996                                       --     (4,375,973)   (2,516,210)
Warrants issued in connection with bridge notes               --             --       665,000
Conversion of debt to common stock                            --             --       978,572
Common stock issued as consideration for compensation         --             --        12,707
Stock options issued by stockholders to an officer as
   compensation                                               --             --       386,000
Payment of cumulative dividends on Series A
   preferred stock                                            --             --      (150,000)
Preferred stock conversion                                    --             --            --
Sale of 1,955,000 shares of common stock (net of
   offering costs)                                            --             --     7,988,413
Net loss for the year ended March 31, 1997                    --     (2,408,710)   (2,408,710)
                                                        --------  -------------   -----------

Balance, March 31, 1997                                       --     (6,784,683)    4,955,772
Exercise of 100 class A warrants                              --             --           650
Net loss for the year ended March 31, 1998                    --     (1,352,072)   (1,352,072)
                                                        --------  -------------   -----------

Balance, March 31, 1998                                $      --  $  (8,136,755)  $ 3,604,350
                                                        ========  =============   ===========



The accompanying notes are an integral part of this statement.

                  Laminating Technologies, Inc. and Subsidiary
                         (a development stage company)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                              April 19, 1993
                                                                                              (Commencement
                                                                                               of operations)
                                                             Years ended March 31,               through
                                                             1998              1997           March 31, 1998
                                                        -------------     ---------------     ---------------
Cash flows from operating activities:
   Net loss                                             $  (1,352,072)    $    (2,408,710)    $    (7,880,803)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Provision for doubtful accounts                         25,000                   --             45,000
       Depreciation and amortization                           88,551               51,311            288,007
       Compensation recorded for fair value of
         common shares issued in excess of price
         paid by employee                                          --               12,707            273,763
       Compensation recorded for stock options
         issued by stockholders to an officer                      --              386,000            386,000
       Services contributed by stockholder                         --                   --             30,000
       Noncash finance charge                                      --              665,000            684,551
       Loss on disposal of fixed assets                            --                   --            122,375
       Changes in operating assets and liabilities:
         (Increase) decrease in accounts receivable           (85,151)                 549           (101,493)
         Increase in inventories                             (294,978)            (103,326)          (338,603)
         Increase in other assets                            (112,018)             (38,567)          (137,568)
         Increase in due to related party                          --                   --            790,082
         (Decrease) increase in accounts payable
           and accrued expenses                               (36,475)            (327,281)           182,054
                                                        -------------     ----------------    ---------------
              Net cash used in operating activities        (1,767,143)          (1,762,317)        (5,656,635)
                                                        -------------     ----------------    ---------------

Cash flows from investing activities:
   Acquisitions of fixed assets                               (59,961)            (253,674)          (547,940)
   Sale (purchase) of investments                           1,573,256           (4,032,267)        (2,459,011)
                                                        -------------     ----------------    ---------------
              Net cash provided by (used in)
                investing activities                        1,513,295           (4,285,941)        (3,006,951)
                                                        -------------     ----------------   ----------------
Cash flows from financing activities:
   Proceeds of notes payable                                  112,000            1,500,000          2,669,750
   Repayment of  notes payable                                (27,719)          (2,352,616)        (2,611,626)
   Proceeds of notes payable - stockholders                        --                   --            458,700
   Repayment of notes payable - stockholders                       --              (31,036)           (49,736)
   Advances from stockholders                                      --                   --             11,485
   Repayment of capital leases payable                             --                   --            (41,367)
   Proceeds from sale of common stock                              --            7,988,413          8,600,913
   Proceeds from sale of preferred stock                           --                   --            500,000
   Proceeds from stock subscription receivable                     --                   --              1,250
   Cash contributed by stockholder                                 --                   --             12,500
   Proceeds from exercise of warrants                             650                   --                650
   Payment of dividends on preferred stock                         --             (150,000)          (150,000)
                                                         ------------      ---------------    ---------------
              Net cash provided by financing activities        84,931            6,954,761          9,402,519
                                                         ------------      ---------------   ----------------

                  Laminating Technologies, Inc. and Subsidiary
                         (a development stage company)

               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                                                                 April 19, 1993
                                                                                                  (Commencement
                                                             Years ended March 31,               of operations)
                                                      ------------------------------------          through
                                                            1998                 1997            March 31, 1998
                                                      ---------------     ----------------      -----------------
Net (decrease) increase in cash                       $      (168,917)    $        906,503                738,933

Cash at beginning of period                                   907,850                1,347                     --
                                                      ---------------     ----------------      -----------------

Cash at end of period                                 $       738,933     $        907,850      $         738,933
                                                      ===============     ================      =================



Supplemental Disclosures of Cash Flow Information

   Cash paid during the period for interest           $         5,867     $        507,423      $         679,640
   Noncash transactions:
     Common stock subscribed                                       --                   --                  1,250
     Common stock issued for developed technology                  --              978,572                406,875
     Conversion of debt to equity                                  --                   --                978,572
     Common stock issued as settlement of note
       payable to stockholder                                      --                   --                 90,000
     Due to stockholder for shares purchased for
       Treasury                                                    --                   --                 19,551
     Cancellation of debt obligation in exchange
       for fixed assets                                            --                   --                 54,279
     Settlement of related party debt by capital
       contribution                                                --                   --                307,457


   The accompanying notes are an integral part of these statements.

                  Laminating Technologies, Inc. and Subsidiary
                         (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            March 31, 1998 and 1997


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Laminating Technologies, Inc. and subsidiary, (the "Company"), formerly New Cooler Corp., is a development stage company formed to research, develop, design and market packaging and specialty display products using the Company's proprietary processing method. Certain process development has been completed and management believes several product lines have obtained commercial status. The Company was incorporated on March 29, 1993 and in April 1993 acquired substantially all of the assets and assumed substantially all of the liabilities of Cool-R Enterprises, Inc. ("Cool-R"), obtaining the rights to developed technology.

   1.  Principles of Consolidation

   The accompanying financial statements have been prepared on a consolidated basis. They include the accounts of the Company and its wholly owned subsidiary, Revenue Process Development, Inc. All intercompany transactions and balances have been eliminated in consolidation.

   2.  Investments

   Investments consist primarily of commercial paper. These investments are accounted for as available for sale securities and are stated at fair value, which approximates cost.

   3.  Inventory

   Inventory is recorded at lower of cost or market, using the first-in, first-out (FIFO) cost flow method.

   4.  Property and Equipment

   Machinery, furniture and equipment, including property under capital lease arrangements, are carried at cost. Depreciation is provided using the double declining balance method over the estimated useful lives of the assets as follows:

           Machinery and equipment                              3-10 years
           Furniture and fixtures                                  5 years

   5.  Advertising Expense

   All advertising costs are expensed in the period incurred. Advertising expense for the years ended March 31, 1998, and March 31, 1997 was approximately $130,000 and $15,000, respectively.

                  Laminating Technologies, Inc. and Subsidiary
                         (a development stage company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                            March 31, 1998 and 1997


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

   6.  Stock Based Compensation

   The Company's stock option plans are accounted for under the intrinsic value method in which compensation expense is recognized for the amount, if any, that the fair value of the underlying common stock exceeds the exercise price at the date of grant.

   7.  Income Taxes

   The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets when it is more likely than not that the asset will not be realized.

   8.  Earnings Per Share

   The Company has adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings Per Share. Basic net earnings per common share is based upon the weighted average number of common shares outstanding during the period. Diluted net earnings per common share is based upon the weighted average number of common shares outstanding plus dilutive potential common shares, including options and warrants outstanding during the period. All comparative earnings per share data for prior periods presented has been restated.

   9.  Use of Estimates in the Preparation of Financial Statements

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

                  Laminating Technologies, Inc. and Subsidiary
                         (a development stage company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                            March 31, 1998 and 1997


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

   10.  Fair Value of Financial Instruments

   The Company's financial instruments recorded on the balance sheet include cash, investments, accounts receivable, accounts payable and debt. Because of their short maturities, the carrying amount of cash, investments, accounts receivable and accounts payable approximates fair market value. The fair value of the Company's long-term debt approximates carrying value based on quoted market prices of similar issues or on the current rates offered to the Company for debt of similar terms.


NOTE B - INVENTORY

   Inventories at March 31, 1998 are summarized as follows:

       Raw materials                      $   161,522
       Work-in-process                         49,709
       Finished goods                         187,073
                                          -----------

                                          $   398,304
                                          ===========

NOTE C - PROPERTY AND EQUIPMENT

   Fixed assets at March 31, 1998 are summarized as follows:

       Machinery and equipment            $   190,734
       Furniture and fixtures                 107,529
       Leasehold improvements                  15,371
                                          -----------
                                              313,634
       Less accumulated depreciation          133,000
                                          -----------

                                          $   180,634
                                          ===========

                  Laminating Technologies, Inc. and Subsidiary
                         (a development stage company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                            March 31, 1998 and 1997



NOTE D - NOTE PAYABLE

   During fiscal year ending March 31, 1998, the Company borrowed $112,000. This note bears interest at 8% and is payable in equal monthly installments through January, 2000. The amount due on this note at March 31, 1998 is $84,281.

   Future maturities of the note payable as of March 31, 1998 are as follows:

         Years ending:
              1999                                    $   44,441
              2000                                        39,840
                                                      ----------

                                                      $   84,281
                                                      ==========

NOTE E - STOCKHOLDERS' EQUITY

   1.  Common Stock

   Upon incorporation, the Company authorized 10,000,000 shares of its $.01 par value common stock. The shares of common stock have unlimited voting rights. In March 1996, the Company increased the number of authorized common shares to 20,000,000.

   2.  Convertible Preferred Stock

   In September 1993, the Company authorized and issued 250,000 shares of its $.01 par value Series A convertible preferred stock (the "Preferred") for $500,000. In August 1994, the Company increased the number of authorized shares of Preferred to 2,500,000. In March 1996, the Company increased the number of authorized shares of the Preferred to 5,000,000.

   The Preferred has no voting rights. The holders of the Preferred were entitled to cumulative quarterly dividends of $.05 per share due upon the redemption of the shares. The liquidation value of each share of Preferred is equal to $2.00 plus cumulative dividends.

   Concurrent with the public offering in October 1996, the entire 250,000 shares of the Preferred then outstanding were converted into 184,486 shares of common stock.

                  Laminating Technologies, Inc. and Subsidiary
                         (a development stage company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                            March 31, 1998 and 1997


NOTE E - STOCKHOLDERS' EQUITY - Continued

   3. Initial Public Offering

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

   4.  Bridge Financing

   In April and May 1996, the Company completed a private placement for an aggregate of $1,500,000 (net proceeds of approximately $1,185,000) principal amount of Bridge Notes bearing interest at an annual rate of 10% and warrants to purchase an aggregate of 997,500 shares of common stock. The warrants automatically converted into Class A warrants concurrent with the Company's public offering. Additionally $495,000 of previously existing debt and $55,210 of interest accrued thereon was converted into Bridge Notes. The Company valued the Bridge loan warrants at an aggregate of $665,000, which was accounted for as a debt discount. The unamortized balance of the debt discount was charged to expense upon the close of the offering.

                  Laminating Technologies, Inc. and Subsidiary
                         (a development stage company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                            March 31, 1998 and 1997


   NOTE E - STOCKHOLDERS' EQUITY - Continued

   5.  Stock Options and Warrants

   In connection with the Company's initial public offering, the Company granted to the underwriter an option to purchase 170,000 units at $6.00 per unit exercisable for a three-year period commencing October 9, 1998.

   The Company has outstanding 2,952,400 Class A warrants and 1,955,100 Class B warrants exercisable for a five year period commencing October 9, 1996.

   The Company has outstanding warrants to purchase 36,897 shares of its common stock which are held by the underwriter of the Company's initial public offering who assisted in raising capital for the Company. The warrants, which were issued on March 25, 1994, have an exercise price of $2.71 and are exercisable through March 25, 1999.

   6.  Shares Reserved for Issuance

   The Company has 8,656,897 shares of common stock for issuance as follows:

       Class A warrants                                   2,952,400
       Class B warrants                                   4,907,500
       Underwriter's Unit Purchase Option                   510,000
       Underwriter's warrants                                36,897
       1996 Stock Option Plan                               250,000
                                                       ------------

                                                          8,656,797
                                                       ============

                  Laminating Technologies, Inc. and Subsidiary
                         (a development stage company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                            March 31, 1998 and 1997


NOTE F - COMMITMENTS AND OTHER MATTERS

   1.  Employment Contract

   Effective June 1, 1996, the Company entered into a one-year employment agreement with the Chairman and Chief Executive Officer of the Company. The agreement provides for an annual base salary of $144,000 per year and is automatically renewable for successive one-year terms unless either party gives six months notice to the other. The Company may terminate the agreement without cause and, upon such termination, the Officer will be entitled to receive his base salary for a period of one year (subject to a 50% offset during the second six months for salary received from subsequent employment). In addition, if the Company exercises its right not to renew the agreement, the Officer will be entitled to six months of severance pay. The agreement contains confidentiality and noncompetition provisions.

   In April 1996, two principal stockholders of the Company granted options to an officer to purchase an aggregate of 116,347 of their shares of common stock at an exercise price of $.68 per share. Such options, which are fully vested, contain a predefined schedule for their exercise. In connection therewith, a contribution to capital and compensation expense was recorded, in the amount of $386,000, which represents the difference between the exercise price and the fair value of the shares, on the date of grant.

   2.  Operating Lease

   The Company entered into operating leases for its office facility and a warehouse facility. Total rental expense under operating lease arrangements was approximately $90,000 and $22,000 for the years ended March 31, 1998 and March 31, 1997, respectively. The leases provide for minimum annual rental payments through the year ending March 31,1999 of $82,785.


NOTE G - NET LOSS PER COMMON SHARE

   The following table sets forth the computation of basic and diluted loss per share.

                                                                March 31,       March 31,
                                                                  1998            1997
                                                             -------------    ------------
     Numerator for basic and diluted net loss per
       common share - loss attributable to
       common stockholders                                   $  (1,352,072)   $ (2,408,710)
                                                             =============    ============

                  Laminating Technologies, Inc. and Subsidiary
                         (a development stage company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                            March 31, 1998 and 1997



NOTE G - NET LOSS PER COMMON SHARE - Continued

   The following table sets forth the computation of basic and diluted loss per share.

     Denominator for basic net loss per common
       share - weighted average shares outstanding                                 2,775,095       1,667,821

    Effect of dilutive options and warrants                                               --               --
                                                                                ------------      -----------

     Denominator for diluted net loss per common
       share - adjusted weighted average shares
       outstanding                                                                 2,775,095        1,667,821
                                                                                ============      ===========

     Basic net loss per share                                                   $      (0.49)     $      (1.47)
                                                                                ============      ============

     Diluted net loss per share                                                 $      (0.49)     $      (1.47)
                                                                                ============      ============

NOTE H - INCOME TAXES

   The Company's temporary differences result in a net deferred income tax asset which is reduced to zero by a related valuation allowance summarized as follows:

                                                          March 31,
                                                            1998
                                                         ----------
     Deferred income tax assets
       Net operating loss carryforward                   $2,850,000
       Other                                                124,000
                                                         ----------
              Gross deferred tax assets                   2,974,000

     Deferred tax asset valuation allowance              (2,974,000)
                                                         ----------

              Net deferred tax asset                             --
                                                         ==========

   The net increase of the deferred tax asset valuation allowance for the year ended March 31, 1998 was $374,000.

                  Laminating Technologies, Inc. and Subsidiary
                         (a development stage company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                            March 31, 1998 and 1997


NOTE H - INCOME TAXES - Continued

   At March 31, 1998, the Company had net operating loss carryforwards of approximately $7,402,000 available to reduce future taxable income which expire as follows:

                                                Net
               Fiscal                        Operating
                Year                           Loss
               ------                     --------------
                2009                      $    1,289,000
                2010                           1,439,000
                2011                           1,303,000
                2012                           2,084,000
                2013                           1,287,000
                                          --------------

                                          $    7,402,000
                                          ==============

   Under Section 382 of the Internal Revenue Code, the company is subject to an annual limitation of approximately $350,000 on utilization of its net operating loss carryforwards because an ownership change of more than 50% has occurred.

   Reconciliations of statutory Federal tax rates to the effective tax rate for the years ended March 31, 1998 and March 31, 1997 are as follows:

                                                         March 31,          March 31,
                                                           1998               1997
                                                         ---------         ----------
     Income tax benefit at 34%                                 (34)%              (34)%
     State taxes, net of Federal income tax effect              (4)                (4)
     Tax benefit of losses not recognized                       38                 38
                                                         ---------         ----------

       Effective tax rate                                       --%                 --%
                                                         =========         ===========

                  Laminating Technologies, Inc. and Subsidiary
                         (a development stage company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                            March 31, 1998 and 1997


NOTE I - RELATED PARTY TRANSACTIONS

   TransMillenial Resource Corporation ("TMR") advanced funds to the Company and paid certain of its obligations, resulting in a balance of $735,803 due to TMR at March 31, 1996. TMR agreed to contribute $307,457 of such debt to the capital of the Company and to convert the remaining balance of $428,346 into 158,048 shares of the Company's common stock. The conversion was completed in April 1996. Two of the Company's former officers are shareholders of TMR.

   The Company was located in office space which was leased by TMR. Rent on such space was included in the indebtedness described above.


NOTE J - STOCK OPTION PLAN

   In 1996, the Board of Directors adopted and the Company`s stockholders approved the Amended and Restated 1996 Stock Option Plan (the "Plan"). Pursuant to the Plan, as amended, incentive stock options and nonqualified stock options may be granted to purchase up to 250,000 shares of the Company's common stock through March 2006. Incentive stock options are to be granted at a price not less than the fair market value of the Company's common stock at the date of grant. If a stockholder owns 10% or more of the Company's outstanding stock, the exercise price may not be less than 110% of the fair market value of the Company's common stock at the date of grant and its term must not exceeds five years. Options may be granted to employees, consultants, and directors of the Company and must be exercised within a ten-year period after the date granted. Nonqualified stock options are exercisable at a price to be determined by the Board of Directors for a period of ten years after the grant date.

                  Laminating Technologies, Inc. and Subsidiary
                         (a development stage company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                            March 31, 1998 and 1997


NOTE J - STOCK OPTION PLAN - Continued

   Additionally, the provisions of the Plan provide for the automatic grant of nonqualified stock options to purchase shares of common stock ("Director Options") to directors of the Company who are not employees or principal stockholders of the Company ("Eligible Directors"). Each of the four Eligible Directors of the Company were granted Director Options to purchase 10,000 share of common stock on July 15, 1996 at $5.00 per share. Future Eligible Directors are to be granted a Director Option to purchase 10,000 shares of common stock on the date of election or appointment. Further, commencing on the day immediately following the date of the annual meeting of stockholders for the Company's fiscal year ending March 31, 1997, each Eligible Director, other than directors who received an Initial Director Option since the last annual meeting, are to be granted a Director Option to purchase 1,000 shares of common stock ("Automatic Grant") on the day immediately following the date of each annual meeting of stockholders, as long as such director is a member of the Board of Directors. The exercise price for each share subject to a Director Option shall be equal to the fair market value of the common stock on the date of grant, except for directors who receive incentive options and who own more than 10% of the voting power, in which case the exercise price shall be not less than 110% of the fair market value on the date of grant. Director Options are exercisable in four equal annual installments, commencing six months from the date of grant. Director Options expire the earlier of 10 years after the date of grant or 90 days after the termination of the director's service on the Board of Directors.

   Stock options activity is summarized as follows:


                                                                      March 31, 1998          March 31, 1997
                                                                  ------------------      ------------------
                                                                            Weighted                Weighted
                                                                             Average                 Average
                                                                            Exercise                Exercise
                                                                   Shares    Price        Shares      Price
                                                                  -------   --------      -------   --------
       Outstanding, beginning of year                             170,000   $   4.29           --   $     --
       Granted                                                     87,000        .96      170,000       4.29
       Exercised                                                       --         --                      --
       Forfeited                                                   10,000       5.00           --         --
                                                                  -------   --------      -------   --------
       Outstanding, end of year                                   247,000       3.09      170,000       4.29
                                                                  =======   ========      =======   ========

                  Laminating Technologies, Inc. and Subsidiary
                         (a development stage company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                            March 31, 1998 and 1997


NOTE J - STOCK OPTION PLAN - Continued

   The following table summarizes information about stock options outstanding at March 31, 1998:



                                   Options Outstanding                         Options Exercisable
                                              Weighted
                                              Average       Weighted                       Weighted
                               Number        Remaining      Average        Number          Average
            Exercise       Outstanding at   Contractual     Exercise    Exercisable at     Exercise
             Price         March 31, 1998   Life (Years)     Price     March 31, 1998       Price
           ----------      --------------   -----------   ----------   --------------      --------
          $       .75              84,000       9.99      $      .75               --      $     --
                 4.00             120,000       3.21            4.00           80,000          4.00
                 5.00              40,000       7.04            5.00           26,666          5.00
                 6.75               3,000       9.39            6.75               --            --
                           --------------       ----      ----------   --------------      --------

                                  247,000       6.21      $     3.09          106,666      $   4.25
                           ==============       ====      ==========   ==============      ========

   The Company uses the intrinsic value method in accounting for its stock option plans. In applying this method, no compensation cost has been recognized in the accompanying financial statements. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans, the Company's net loss and loss per share would have resulted in the pro forma amounts indicated below:

                                                             March 31, 1998      March 31,1997
                                                            ---------------     --------------
     Net loss                       As reported             $  (1,352,072)      $  (2,408,710)
                                    Pro forma                  (1,487,635)         (2,510,710)

     Basic net loss per
       common share                 As reported             $       (0.49)      $       (1.47)
                                    Pro forma                       (0.54)              (1.51)

     Diluted net loss per           As reported             $       (0.49)      $       (1.47)
       common sharePro forma                                        (0.54)              (1.51)

   For purposes of the pro forma amounts above, the fair value of each option grant was estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in the year ended March 31, 1998; expected volatility of 90%, risk-free interest rates of 6.7%; and expected lives of 10 years.

                  Laminating Technologies, Inc. and Subsidiary
                         (a development stage company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                            March 31, 1998 and 1997



NOTE K - NEW ACCOUNTING PRONOUNCEMENT

   The Financial Accounting Standards Board (FASB) has issued the following Statement of Financial Accounting Standards (SFAS):

   SFAS 131, Disclosures about Segments of an Enterprise and Related Information, which is effective for financial statements for periods beginning after December 15, 1997. SFAS 131 requires companies to report information about an entity's different types of business activities and the different economic environments in which it operates, referred to as operating segments.

   Management does not expect the adoption of the Statement of financial Accounting Standards, referred to above, to have a material impact on the Company's results of operations or financial condition.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Signature                                Title                      Date
LAMINATING TECHNOLOGIES, INC.


By: /S/  Michael E. Noonan          Chairman, President & CEO          June 30, 1998
    ----------------------
         Michael E. Noonan

By: /S/  Donald L. Aldridge         Chief Financial Officer            June 30, 1998
    -----------------------
         Donald L. Aldridge

By: /S/  Shirley A. Pigg            Controller                         June 30, 1998
    -----------------------
         Shirley A. Pigg



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates specified.

    Signature                          Title                            Date


/S/ Michael E. Noonan          Chairman, President & CEO          June 30, 1998
--------------------------
    Michael E. Noonan

/S/ Ronald L. Christensen      Director                           June 30, 1998
-------------------------
    Ronald L. Christensen

/S/ Jerome I. Gellman          Director                           June 30, 1998
---------------------
    Jerome I. Gellman

/S/ William J. Warren          Director                           June 30, 1998
---------------------
    William J. Warren