Form 10QSB
period 1998-06-30
LAMINATING TECHNOLOGIES INC
filed 1998-08-11
CIK 1014343

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549



                                   FORM 10-QSB



                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

                        1160 Hightower Trail, Atlanta, GA
                        ---------------------------------
                        30350-2910 (Address of principal
                               executive offices)

                                 (770) 518-6010
                                 --------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __


The number of shares of the issuer's Common Stock outstanding as of July 31, 1998 was 3,185,100.


Transitional Small Business Disclosure Format      Yes          No  X
                                                        ---        ---

                  LAMINATING TECHNOLOGIES, INC. AND SUBSIDIARY




                                      INDEX


Part I - Financial Information                                          Page No.

         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of June 30, 1998            3
                  (Unaudited) and March 31, 1998 (Audited)

                  Consolidated Statements of Operations for the Three        4
                  Months Ended June 30, 1998 and 1997 (Unaudited)

                  Consolidated Statements of Cash Flows for the Three        5
                  Months Ended June 30, 1998 and 1997 (Unaudited)

                  Notes to Consolidated Financial Statements                 6

         Item 2.  Management's Discussion and Analysis of Financial          7
                  Condition and Results of Operations


Part II - Other Information                                                  8

                  LAMINATING TECHNOLOGIES, INC. AND SUBSIDIARY
                          (a development stage company)

                           Consolidated Balance Sheets

                                                                          June 30, 1998     March 31, 1998
                                                                          -------------     --------------
                                                                            (Unaudited)        (Audited)
                                       ASSETS
                                       ------
Current Assets:

              Cash                                                         $    730,238      $    738,933

              Investments                                                     1,987,876         2,459,011

              Accounts receivable (net of allowance for                         127,647            68,923
                doubtful accounts)

              Inventory                                                         412,300           398,304

              Other Current Assets                                              101,032           153,585
                                                                           ------------      ------------

                          Total Current Assets                                3,359,093         3,818,756

Property and equipment, net                                                     303,392           180,634
                                                                           ------------      ------------

                          Total Assets                                     $  3,662,485      $  3,999,390
                                                                           ============      ============

                                      LIABILITIES
                                      -----------
Current Liabilities:

              Current maturity of note payable                             $     45,336      $     44,441

              Accounts payable                                                  327,806           186,559

              Accrued expenses                                                  135,838           124,200
                                                                           ------------      ------------

                          Total Current Liabilities                             508,980           355,200

Notes payable, less current maturities                                           28,164            39,840
                                                                           ------------      ------------

                          Total Liabilities                                     537,144           395,040
                                                                           ------------      ------------

                          STOCKHOLDERS' EQUITY
                          --------------------
Series A convertible preferred stock, par value $.01, 5,000,000 shares authorized, none issued

Common stock, par value $.01, 20,000,000 shares authorized,                      31,851            31,851
              3,185,100 shares and 3,185,100 shares issued and
              outstanding, respectively

Additional paid-in capital                                                   11,709,254        11,709,254

Deficit accumulated during the development stage                             (8,615,764)       (8,136,755)
                                                                           ------------      ------------

                          Total Stockholders' Equity                          3,125,341         3,604,350
                                                                           ------------      ------------

                          Total Liabilities and Stockholders' Equity       $  3,662,485      $  3,999,390
                                                                           ============      ============




           See notes to accompanying consolidated financial statements

                  LAMINATING TECHNOLOGIES, INC. AND SUBSIDIARY
                          (a development stage company)

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                 April 19, 1993
                                                      Three Months Ended          (Commencement
                                                           June 30,               of Operations)
                                                           --------                  Through
                                                     1998             1997        June 30, 1998
                                                     ----             ----        -------------
Net sales                                        $   263,945      $    32,814      $ 1,148,717

Cost of sales                                        242,057           30,709        1,675,700
                                                 -----------      -----------      -----------

Gross profit (loss)                                   21,888            2,105         (526,983)

Selling, general and administrative expenses         307,205          276,039        6,150,568

Research and development expenses                    232,524          117,874        1,169,074
                                                 -----------      -----------      -----------

Operating (loss)                                    (517,841)        (391,808)      (7,846,625)

Interest expense                                       1,614              161          963,264

Investment income                                    (40,446)         (73,146)        (382,741)

Cancellation of debt                                      --           (4,612)        (171,520)

Loss on abandonment of fixed assets                       --               --          104,184
                                                 -----------      -----------      -----------

Net (loss)                                          (479,009)        (314,211)      (8,359,812)
                                                 ===========      ===========      ===========


Net (loss) per share of common stock                   (0.17)           (0.11)
                                                 ===========      ===========

Weighted average number of common                  2,775,100        2,775,078
  shares outstanding                             ===========      ===========






           See notes to accompanying consolidated financial statements

                  LAMINATING TECHNOLOGIES, INC. AND SUBSIDIARY
                          (a development stage company)

                 Consolidated, Condensed Statement of Cash Flows
                                   (Unaudited)

                                                                                                   April 19, 1993
                                                                       Three Months Ended          (Commencement
                                                                            June 30,               of Operations)
                                                                            --------                  Through
                                                                     1998              1997        June 30, 1998
                                                                     ----              ----        -------------
Cash flows from operating activities:

  Net (loss)                                                      $  (479,009)     $  (314,211)     $(8,359,812)

Adjustments to reconcile net (loss) to net cash
  (used in) operating activities:
  Provision for doubtful accounts                                                                        45,000
  Depreciation and amortization                                        22,882           20,026          310,889
  Compensation recorded for fair value of common shares
    issued in excess of price paid by employee                                                          273,763
  Compensation recorded for stock options issued by
    stockholders to an officer                                                                          386,000
  Services contributed by stockholder                                                                    30,000
  Noncash finance charge                                                                                684,551
  Loss on disposal of fixed assets                                                                      122,375
  Changes in current assets and liabilities                           132,716         (112,229)         527,188
                                                                  -----------      -----------      -----------
    Net cash (used) in operating activities                          (323,411)        (406,414)      (5,980,046)
                                                                  -----------      -----------      -----------

Cash flows from investing activities:
  Proceeds from investments                                           471,135         (349,880)      (1,987,876)
  Acquisitions of fixed assets                                       (145,639)         (22,999)        (693,579)
                                                                  -----------      -----------      -----------
    Net cash (used) in investing activities                           325,496         (372,879)      (2,681,455)
                                                                  -----------      -----------      -----------

Cash flows from financing activities:
  Proceeds of notes payable                                                                           2,669,750
  (Repayment) of notes payable                                        (10,780)                       (2,622,406)
  Proceeds of notes payable - stockholders (net of repayment)                                           408,964
  Proceeds from sale of common stock                                                                  8,600,913
  Proceeds from sale of preferred stock                                                                 500,000
  Payment of dividends on preferred stock                                                              (150,000)
  Other activities                                                                         650          (15,482)
                                                                  -----------      -----------      -----------
    Net cash provided by financing activities                         (10,780)             650        9,391,739
                                                                  -----------      -----------      -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   (8,695)        (778,643)         730,238
Cash and cash equivalents - beginning of period                       738,933          907,850
                                                                  -----------      -----------      -----------
CASH AND CASH EQUIVALENTS  - END OF PERIOD                        $   730,238      $   129,207      $   730,238
                                                                  ===========      ===========      ===========







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

         The unaudited interim condensed financial statements of Laminating Technologies, Inc. and Subsidiary (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles have been condensed or omitted. These interim condensed financial statements should be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB for the fiscal year ended March 31, 1998.

         In the opinion of management, the interim condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim periods. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.


NOTE B.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (1)      Investments

                  Investments consist primarily of commercial paper. These investments are accounted for as available for sale securities and are stated at fair value, which approximates cost.

         (2)      Inventory

                  Inventory is recorded at lower of cost or market, using the first-in, first-out (FIFO) cost flow method.

         (3)      Net loss per share of common stock

                  Net loss per share of common stock was determined by dividing net loss by the weighted average number of shares outstanding during each period. The weighted average number of shares outstanding excludes 410,000 shares held in escrow. The computation of fully diluted net loss per share of common stock would have been antidilutive in each of the periods presented.

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

         The following discussion should be read in conjunction with the Company's audited financial statements for the year ended March 31, 1998 included in Form 10-KSB.

RESULTS OF OPERATIONS

Three Months Ended June 30, 1997 and 1998.

         Net sales increased from approximately $33,000 in the three months ended June 30, 1997 ("1997 Three Months") to approximately $264,000 in the three months ended June 30, 1998 ("1998 Three Months"). The Company's presentation line of baking products has shown steady sales growth since its introduction in the fall of 1997. The Company continues to invest its resources in further developing its current products and in expanding its product sales.

         Gross profit increased from approximately $2,000 in the 1997 Three Months, or 6.3% of sales, to approximately $22,000 in the 1998 Three Months, or 8.3% of sales. The gross profit margin does not have the benefit of large volumes and is indicative of pressures of penetrating a market with a new product introduction. Accordingly, it is not certain whether such margins are indicative of future margins.

         Selling, general and administrative expenses increased 11.2% from the 1997 Three Months of approximately $276,000 to approximately $307,000 in the 1998 Three Months. This increase is primarily due to the costs of obtaining a patent for the LTI Processed(R) methodology.

         Research and development expense increased by approximately 100% from the 1997 Three Months of approximately $118,000 to approximately $233,000 in the 1998 Three Months. This increase is the result of "fine tuning" the Company's gold presentation line of bakery products and further development of the Hot 'N Cooler(TM) product line.

         Interest expense increased from approximately zero in the 1997 Three Months to approximately $2,000 in the 1998 Three Months. The increase is due to financing an insurance premium.

         Interest income decreased from approximately $73,000 in the 1997 Three Months to approximately $40,000 in the 1998 Three Months. This decrease is primarily due to the reduction in cash available for investment.

         Net loss increased from approximately $314,000, or ($.11) per share in 1997 Three Months to approximately $479,000, or ($.17) per share, in 1998 Three Months as a result of the foregoing factors.

LIQUIDITY AND CAPITAL RESOURCES

         Prior to the public stock offering, the Company funded its activities through loans from principal stockholders and private placements of equity and debt securities. On October 9, 1996, the Company sold 1,700,000 Units at $5 per Unit in a public offering (see notes to the Company's audited financial statements for the year ended March 31, 1998). Each Unit consists of one share of Common Stock, one Class A Warrant and one Class B Warrant. On November 4, 1996, the underwriter exercised its over-allotment option to purchase an additional 255,000 Units at $5 per Unit. The initial public offering resulted in total net proceeds to the Company of approximately $7,988,000.

         The net proceeds were used to: (1) repay the bridge debt of $1,995,000 plus accrued interest, (2) pay the $150,000 accrued dividends on preferred stock, (3) repay other existing debt and payables of approximately $320,000, and
(4) provide working capital for operations. The remaining proceeds of the offering are intended to be used by the Company to implement its business plan, which includes the development and testing of products utilizing the LTI Processed(R) method and sales and marketing activities. At June 30, 1998, the Company had approximately $2.7 million in cash and liquid investments. The Company expects to continue to incur substantial research, development and marketing costs in the future. The Company also expects that general and administrative costs necessary to support manufacturing and the expansion of a marketing and sales organization will increase in the future. Accordingly, the Company expects to continue to incur operating losses for the foreseeable future. Due to the Company's current cash position, management does not currently anticipate the need to raise additional funds in the next twelve months.

         At June 30, 1998, the Company had net operating loss carry-forwards for Federal Income Tax purposes of approximately $7,402,000. The net operating loss and credit carry-forwards expire from March, 2008 through March, 2012. Additionally, the Company's ability to utilize its net operating loss carry-forwards may be subject to annual limitations pursuant to Section 382 of the Internal Revenue Code as a result of the public stock offering which occurred on October 9, 1996.

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


PART II.  OTHER INFORMATION

Item 2(d).  Information Required by Item 701(f) of Regulation S-B

         Reference is made hereby to Form SR, which was filed by the Company on January 15, 1997. The following information is provided to update the information contained in said Form SR:

(01) UNITS:
         For the Account of the Issuer:
                                                    Amount Registered:          1,955,000
               (INCLUDES 1,955,000 SHARES OF COMMON STOCK AND 1,955,000 CLASS A WARRANTS AND
                1,955,000 CLASS B WARRANTS COMPRISING THE UNITS.)

               Aggregate Price of Offering Amount Registered:          $9,775,000
                                                  Amount Sold:                  1,955,000
               Aggregate Offering Price of Amount Sold:                        $9,775,000
         For the Account(s) of any Selling Security holder(s):
                                                     Amount Registered:       --
               Aggregate Offering Price of Amount Registered:         --
                                                     Amount Sold:             --
               Aggregate Offering Price of Amount Sold:               --

(02) COMMON STOCK:
         For the Account of the Issuer:
                                                     Amount Registered:         5,865,000
                                      (ISSUABLE UPON EXERCISE OF THE CLASS A WARRANTS AND THE
                                      CLASS B WARRANTS)
               Aggregate Price of Offering Amount Registered:          $46,920,000
                                                  Amount Sold:                  0 (TO DATE, NO
                                   CLASS A WARRANTS  AND NO CLASS B WARRANTS HAVE BEEN
                                   EXERCISED)
               Aggregate Offering Price of Amount Sold: N/A
         For the Account(s) of any Selling Security holder(s):
                                                     Amount Registered:         1,955,000
                                      (ISSUABLE UPON THE EXERCISE OF THE CLASS A WARRANTS
                                      AND THE CLASS B WARRANTS UNDERLYING THE CLASS A
                                      WARRANTS HELD BY THE SELLING SECURITY HOLDERS)
                  Aggregate Offering Price of Amount Registered        $15,211,875
                                                     Amount Sold:               100 (TO DATE,
                                      100 CLASS WARRANTS AND NO CLASS B WARRANTS HELD
                                      BY THE SELLING SECURITY HOLDERS HAVE BEEN
                                      EXERCISED)
                  Aggregate Offering Price of Amount Sold:             $650

(03) CLASS A WARRANTS:
         For the Account of the Issuer:
                                                     Amount Registered:         --
                  Aggregate Price of Offering Amount Registered:       --
                                                     Amount Sold:               --
                  Aggregate Offering Price of Amount Sold:             --

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



AMOUNT OF NET OFFERING PROCEEDS TO ISSUER USED FOR FOLLOWING PURPOSES:
                                       Direct or indirect
                                      payments to directors,
                                    officers, general partners
                                        of the issuer or
                                   their associates; to persons
                                       owning ten percent or
                                      more of any class of         Direct or
                                      equity securities of the      indirect
                                     issuer; and to affiliates    payments to
                                          of the issuer              others


  ---------------------------------------------------------------------------
  (01)     Construction of plant,
  building and facilities
  ---------------------------------------------------------------------------
  (02)     Purchase and installation of        $  5,897            $  393,680
  machinery and equipment
  ---------------------------------------------------------------------------
  (03)     Purchase of Real Estate
  ---------------------------------------------------------------------------
  (04)     Acquisition of other
  business(es)
  ---------------------------------------------------------------------------
  (05)     Repayment of Indebtedness                               $2,129,388
  ---------------------------------------------------------------------------
  (06)     Working Capital                     $351,134            $1,328,776
  ---------------------------------------------------------------------------

           TEMPORARY INVESTMENT:
  ---------------------------------------------------------------------------
  (07)     Merrill Lynch                                           $2,685,430
  ---------------------------------------------------------------------------
  (08)     NationsBank Checking Account                            $   32,512
  ---------------------------------------------------------------------------
  (09)
  ---------------------------------------------------------------------------
  (10)
  ---------------------------------------------------------------------------

               OTHER PURPOSES:
  ---------------------------------------------------------------------------
  (11)     Preferred Stock Dividends           $150,000
  ---------------------------------------------------------------------------
  (12)     Repayment of Trade Payable           $96,770            $   84,139
  Outstanding at IPO Date
  ---------------------------------------------------------------------------
  (13)     Product Design and Development       $90,347            $  712,476
  ---------------------------------------------------------------------------
  (14)     Sales and Marketing                 $175,923            $  297,922
  ---------------------------------------------------------------------------

         The use(s) of proceeds described above do not represent a material change in the use(s) of proceeds described in the applicable prospectus.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits - The following exhibit is filed with this report:

                  27.1      Financial Data Schedule (for SEC use only)

         (b) Two reports were filed on Form 8-K.

                  - On April 2, 1998 Form 8-K was filed reporting changes in Registrant's certifying accountant.

                  - On May 6, 1998 Form 8-K/A was filed amending the Registrant's Form 8-K filed on April 2, 1998 to include a letter from the Registrant's former accountant stating their agreement with the statements made in the aforementioned 8-K.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



August 11, 1998                    LAMINATING TECHNOLOGIES, INC.


                                       By: s/s      Michael E. Noonan
                                           ------------------------------------
                                           Michael E. Noonan
                                           Chief Executive Officer and President


                                       By: s/s      Donald L. Aldridge
                                           ------------------------------------
                                           Donald L. Aldridge
                                           Chief Financial Officer


                                       By: s/s      Shirley Pigg
                                           ------------------------------------
                                           Shirley Pigg
                                           Controller