Form 10QSB
period 1998-09-30
LAMINATING TECHNOLOGIES INC
filed 1998-11-13
CIK 1014343

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549



                                   FORM 10-QSB



                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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


The number of shares of the issuer's Common Stock outstanding as of November 30, 1998 was 3,185,100.


Transitional Small Business Disclosure Format  Yes      No X
                                                   -       -

                  LAMINATING TECHNOLOGIES, INC. AND SUBSIDIARY




                                      INDEX


Part I - Financial Information                                                  Page No.
         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of September 30, 1998              3
                  (Unaudited) and March 31, 1998 (Audited)

                  Consolidated Statements of Operations for the Three and Six       4
                  Months Ended September 30, 1998 and 1997 (Unaudited)

                  Consolidated Statements of Cash Flows for the Three and Six       5
                  Months Ended September 30, 1998 and 1997 (Unaudited)

                  Notes to Consolidated Financial Statements                        6

         Item 2.  Management's Discussion and Analysis of Financial                 7
                  Condition and Results of Operations


Part II - Other Information                                                         9

                  LAMINATING TECHNOLOGIES, INC. AND SUBSIDIARY
                          (a development stage company)

                           Consolidated Balance Sheets


                                                                     September 30, 1998       March 31, 1998
                                                                     ------------------       --------------
                                                                         (Unaudited)             (Audited)
                                ASSETS
                                ------

Current Assets:

           Cash                                                         $    196,361           $    738,933

           Investments                                                     1,989,812              2,459,011

           Accounts receivable (net of $25,000 allowance for                 163,153                 68,923
             doubtful accounts)

           Inventory                                                         426,431                398,304

           Other current assets                                               91,310                153,585
                                                                        ------------           ------------

                    Total Current Assets                                   2,867,067              3,818,756

Property and equipment, net                                                  305,624                180,634
                                                                        ------------           ------------

                    Total Assets                                        $  3,172,691           $  3,999,390
                                                                        ============           ============

                              LIABILITIES
                              -----------

Current Liabilities:

           Current maturity of note payable                             $     46,249           $     44,441

           Accounts payable                                                  193,822                186,559

           Accrued expenses                                                   77,014                124,200
                                                                        ------------           ------------

                    Total Current Liabilities                                317,085                355,200

Notes payable, less current maturities                                        16,254                 39,840
                                                                        ------------           ------------

                    Total Liabilities                                        333,339                395,040
                                                                        ------------           ------------

                    STOCKHOLDERS' EQUITY

Series A convertible preferred stock, par value $.01,
           5,000,000 shares authorized, none issued

Common stock, par value $.01, 20,000,000 shares authorized,                   31,851                 31,851
           3,185,100 shares and 3,185,100 shares issued and
           outstanding, respectively

Additional paid-in capital                                                11,709,254             11,709,254

Deficit accumulated during the development stage                          (8,901,753)            (8,136,755)
                                                                        ------------           ------------

                    Total Stockholders' Equity                             2,839,352              3,604,350
                                                                        ------------           ------------

                    Total Liabilities and Stockholders' Equity          $  3,172,691           $  3,999,390
                                                                        ============           ============



           See notes to accompanying consolidated financial statements

                  LAMINATING TECHNOLOGIES, INC. AND SUBSIDIARY
                          (a development stage company)

                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                                                                  April 19, 1993
                                                    Three Months Ended                Six Months Ended             (Commencement
                                                       September 30,                    September 30,              of Operations)
                                                       -------------                    -------------                  Through
                                                   1998           1997              1998              1997       September 30, 1998
                                                   ----           ----              ----              ----       ------------------
Net sales                                      $   273,804    $    91,813       $   537,749    $   124,627           $ 1,422,521

Cost of sales                                      226,621         73,564           468,678        104,273             1,902,321
                                               -----------    -----------       -----------    -----------           -----------

Gross profit (loss)                                 47,183         18,249            69,071         20,354              (479,800)

Selling, general and administrative expenses       291,715        331,500           598,920        607,539             6,442,283

Research and development expenses                   72,382         95,997           304,906        213,871             1,241,456
                                               -----------    -----------       -----------    -----------           -----------

Operating (loss)                                  (316,914)      (409,248)         (834,755)      (801,056)           (8,163,539)

Interest expense                                     1,397          1,843             3,011          2,004               964,661

Investment income                                  (32,322)       (64,094)          (72,768)      (137,240)             (415,063)

Cancellation of debt                                    --          4,000                --           (612)             (171,520)

Loss on abandonment of fixed assets                                    --                               --               104,184
                                               -----------    -----------       -----------    -----------           -----------

Net (loss)                                        (285,989)      (350,997)         (764,998)      (665,208)           (8,645,801)
                                               ===========    ===========       ===========    ===========           ===========


Net (loss) per share of common stock                 (0.10)         (0.13)            (0.28)         (0.24)
                                               ===========    ===========       ===========    ===========

Weighted average number of common
  shares outstanding                             2,775,100      2,775,100         2,775,100      2,775,089
                                               ===========    ===========       ===========    ===========




           See notes to accompanying consolidated financial statements

                  LAMINATING TECHNOLOGIES, INC. AND SUBSIDIARY
                          (a development stage company)

                 Consolidated, Condensed Statement of Cash Flows
                                   (Unaudited)


                                                                                                                  April 19, 1993
                                                                   Three Months Ended        Six Months Ended     (Commencement
                                                                      September 30,            September 30,      of Operations)
                                                                      -------------            -------------          Through
                                                                    1998         1997        1998         1997   September 30, 1998
                                                                    ----         ----        ----         ----   ------------------
Cash flows from operating activities:

  Net (loss)                                                    $  (285,989)  $(350,997) $  (764,998)  $(665,208)   $(8,645,801)

Adjustments to reconcile net (loss) to net cash
  (used in) operating activities:
  Provision for doubtful accounts                                                                                        45,000
  Depreciation and amortization                                      23,816      20,685       46,698      40,711        334,705
  Compensation recorded for fair value of common shares
    issued in excess of price paid by employee                                                                          273,763
  Compensation recorded for stock options issued by
    stockholders to an officer                                                                                          386,000
  Services contributed by stockholder                                                                                    30,000
  Noncash finance charge                                                                                                684,551
  Loss on disposal of fixed assets                                                                                      122,375
  Changes in current assets and liabilities                        (231,810)   (160,264)     (99,094)   (272,493)       295,378
                                                                -----------   ---------  -----------   ---------    -----------
    Net cash (used) in operating activities                        (493,983)   (490,576)    (817,394)   (896,990)    (6,474,029)
                                                                -----------   ---------  -----------   ---------    -----------

Cash flows from investing activities:
  Proceeds from investments                                          (1,936)    441,097      469,199      91,217     (1,989,812)
  Acquisitions of fixed assets                                      (26,048)     (8,213)    (171,687)    (31,212)      (719,627)
                                                                -----------   ---------  -----------   ---------    -----------
    Net cash (used) in investing activities                         (27,984)    432,884      297,512      60,005     (2,709,439)
                                                                -----------   ---------  -----------   ---------    -----------

Cash flows from financing activities:
  Proceeds of notes payable                                                     112,000                  112,000      2,669,750
  (Repayment) of notes payable                                      (11,910)     (6,792)     (22,690)     (6,792)    (2,634,316)
  Proceeds of notes payable - stockholders (net of repayment)                                                           408,964
  Proceeds from sale of common stock                                                                                  8,600,913
  Proceeds from sale of preferred stock                                                                                 500,000
  Payment of dividends on preferred stock                                                                              (150,000)
  Other activities                                                                                           650        (15,482)
                                                                -----------   ---------  -----------   ---------    -----------
    Net cash provided by financing activities                       (11,910)    105,208      (22,690)    105,858      9,379,829
                                                                -----------   ---------  -----------   ---------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (533,877)     47,516     (542,572)   (731,127)       196,361
Cash and cash equivalents - beginning of period                     730,238     129,207      738,933     907,850
                                                                -----------   ---------  -----------   ---------    -----------
CASH AND CASH EQUIVALENTS  - END OF PERIOD                      $   196,361   $ 176,723  $   196,361   $ 176,723    $   196,361
                                                                ===========   =========  ===========   =========    ===========




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

RESULTS OF OPERATIONS

Three Months Ended September 30, 1997 and 1998.

         Net sales increased from approximately $92,000 in the three months ended September 30, 1997 ("1997 Three Months") to approximately $274,000 in the three months ended September 30, 1998 ("1998 Three Months"). This increase is primarily due to the Company's presentation line of baking products showing continued sales growth since its introduction in the fall of 1997.

         Gross profit increased from approximately $18,000 in the 1997 Three Months, or 19.9% of sales, to approximately $47,000 in the 1998 Three Months, or 17.2% of sales. The gross profit margin does not have the benefit of large volumes and is indicative of pressures of penetrating a market with a new product introduction. Accordingly, it is not certain whether such margins are indicative of future margins.

         Selling, general and administrative expenses decreased 12.0% from the 1997 Three Months of approximately $332,000 to approximately $292,000 in the 1998 Three Months. This decrease is primarily due to a reduction in legal fees related to the patent received in 1998.

         Research and development expense decreased by approximately 25% from the 1997 Three Months of approximately $96,000 to approximately $72,000 in the 1998 Three Months. This decrease is primarily due to a reduction in the costs of developing automation machinery for end users of the Company's bakery line of products.

         Interest expense remained steady at approximately $2,000 in the 1997 Three Months and in the 1998 Three Months. Interest income decreased from approximately $64,000 in the 1997 Three Months to approximately $32,000 in the 1998 Three Months. This decrease is primarily due to the reduction in cash available for investment.

         Net loss decreased from approximately $351,000, or ($.13) per share in 1997 Three Months to approximately $286,000, or ($.10) per share, in 1998 Three Months as a result of the foregoing factors.

Six Months Ended September 30, 1997 and 1998.

         Net sales increased from approximately $125,000 in the six months ended September 30, 1997 ("1997 Six Months") to approximately $538,000 in the six months ended September 30, 1998 ("1998 Six Months"). This increase is primarily due to the Company's presentation line of baking products showing continued sales growth since its introduction in the fall of 1997.

         Gross profit increased from approximately $20,000 in the 1997 Six Months, or 16.3% of sales, to approximately $69,000 in the 1998 Six Months, or 19.9% of sales. The gross profit margin does not have the benefit of large volumes and is indicative of pressures of penetrating a market with a new product introduction. Accordingly, it is not certain whether such margins are indicative of future margins.

         Selling, general and administrative expenses had a slight decrease of 1.4% from the 1997 Six Months of approximately $608,000 to approximately $599,000 in the 1998 Six Months.

         Research and development expense increased by approximately 42% from the 1997 Six Months of approximately $214,000 to approximately $305,000 in the 1998 Six Months. This increase is primarily due to the Company's increased spending in the first quarter of this fiscal year to "fine tune" the Company's gold presentation line of bakery products and further development of the Hot 'N Cooler(R) product line.

         Interest expense increased from approximately $2,000 in the 1997 Six Months to approximately $3,000 in the 1998 Six Months. Interest income decreased from approximately $137,000 in the 1997 Six Months to approximately $73,000 in the 1998 Six Months. This decrease is primarily due to the reduction in cash available for investment.

         Net loss increased from approximately $665,000, or ($.24) per share in 1997 Six Months to approximately $765,000, or ($.28) per share, in 1998 Six Months as a result of the foregoing factors.


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

         The net proceeds were used to: (1) repay the bridge debt of $1,995,000 plus accrued interest, (2) pay the $150,000 accrued dividends on preferred stock, (3) repay other existing debt and payables of approximately $320,000, and
(4) provide working capital for operations. The remaining proceeds of the offering are intended to be used by the Company to implement its business plan, which includes the development and testing of products utilizing the LTI Processed(R) method and sales and marketing activities. At September 30, 1998, the Company had approximately $2.2 million in cash and liquid investments. The Company expects to continue to incur substantial research, development and marketing costs in the future. The Company also expects that general and administrative costs necessary to support manufacturing and the expansion of a marketing and sales organization will increase in the future. Accordingly, the Company expects to continue to incur operating losses for the foreseeable future. Due to the Company's current cash position, management does not currently anticipate the need to raise additional funds in the next twelve months.

         At September 30, 1998, the Company had net operating loss carry-forwards for Federal Income Tax purposes of approximately $7,402,000. The net operating loss and credit carry-forwards expire from March, 2008 through March, 2012. Additionally, the Company's ability to utilize its net operating loss carry-forwards may be subject to annual limitations pursuant to Section 382 of the Internal Revenue Code as a result of the public stock offering which occurred on October 9, 1996.




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


PART II. OTHER INFORMATION

Item 2(d). Information Required by Item 701(f) of Regulation S-B

         Reference is made hereby to Form SR, which was filed by the Company on January 15, 1997. The following information is provided to update the information contained in said Form SR:

         (01) UNITS:
                  For the Account of the Issuer:
                                                               Amount Registered:                    1,955,000
                                             (INCLUDES 1,955,000 SHARES OF COMMON STOCK
                                             AND 1,955,000 CLASS A WARRANTS AND 1,955,000
                                             CLASS B WARRANTS COMPRISING THE UNITS.)
                           Aggregate Price of Offering Amount Registered:                          $ 9,775,000
                                                               Amount Sold:                          1,955,000
                           Aggregate Offering Price of Amount Sold:                                $ 9,775,000
                  For the Account(s) of any Selling Security holder(s):
                                                               Amount Registered:                           --
                           Aggregate Offering Price of Amount Registered:                                   --
                                                               Amount Sold:                                 --
                           Aggregate Offering Price of Amount Sold:                                         --

         (02) COMMON STOCK:
                  For the Account of the Issuer:
                                                              Amount Registered:                     5,865,000
                                             (ISSUABLE UPON EXERCISE OF THE CLASS A WARRANTS
                                             AND THE CLASS B WARRANTS)
                           Aggregate Price of Offering Amount Registered:                          $46,920,000
                                                               Amount Sold:                                  0
                                             (TO  DATE,  NO CLASS A WARRANTS AND NO CLASS B
                                             WARRANTS HAVE BEEN EXERCISED)
                           Aggregate Offering Price of Amount Sold:                                        N/A
                  For the Account(s) of any Selling Security holder(s):
                                                               Amount Registered:                    1,955,000
                                             (ISSUABLE UPON THE EXERCISE OF THE CLASS A
                                             WARRANTS AND THE CLASS B WARRANTS UNDERLYING
                                             THE CLASS A WARRANTS HELD BY THE SELLING
                                             SECURITY HOLDERS)
                           Aggregate Offering Price of Amount Registered:                          $15,211,875
                                                               Amount Sold:                                100
                                             (TO DATE, 100 CLASS WARRANTS AND NO CLASS B
                                             WARRANTS HELD BY THE SELLING SECURITY HOLDERS
                                             HAVE BEEN EXERCISED)
                           Aggregate Offering Price of Amount Sold:                                $       650

         (03) CLASS A WARRANTS:
                  For the Account of the Issuer:
                                                               Amount Registered:                           --
                           Aggregate Price of Offering Amount Registered:                                   --
                                                               Amount Sold:                                 --
                           Aggregate Offering Price of Amount Sold:                                         --

                  For the Account(s) of any Selling Security holder(s):
                                                               Amount Registered:                      997,500
                                             (HELD BY THE SELLING SECURITY HOLDERS)
                           Aggregate Offering Price of Amount Registered:                                  N/A
                                                               Amount Sold:                                  0
                           Aggregate Offering Price of Amount Sold:                                        N/A

         (04) CLASS B WARRANTS:
                  For the Account of the Issuer:
                                                               Amount Registered:                           --
                           Aggregate Price of Offering Amount Registered:                                   --
                                                               Amount Sold:                                 --
                           Aggregate Offering Price of Amount Sold:                                         --
                  For the Account(s) of any Selling Security holder(s):
                                                              Amount Registered:                       997,500
                                             (UNDERLYING THE CLASS A WARRANTS ISSUED
                                             TO THE SELLING SECURITY HOLDERS)
                           Aggregate Offering Price of Amount Registered:                                  N/A
                                                               Amount Sold:                                  0
                           Aggregate Offering Price of Amount Sold:                                        N/A

         (05) UNIT PURCHASE OPTIONS:
                  For the Account of the Issuer:

                                                               Amount Registered:                      170,000
                           Aggregate Price of Offering Amount Registered:                          $       170
                                                               Amount Sold:                            170,000
                           Aggregate Offering Price of Amount Sold:                                $       170
                  For the Account(s) of any Selling Security holder(s):
                                                               Amount Registered:                           --
                           Aggregate Offering Price of Amount Registered:                                   --
                                                               Amount Sold:                                 --
                           Aggregate Offering Price of Amount Sold:                                         --

         (06) UNITS:
                  For the Account of the Issuer:
                                                               Amount Registered:                      170,000
                           Aggregate Price of Offering Amount Registered:                          $ 1,020,000
                                                               Amount Sold:                                  0
                                             (TO DATE, THE UNIT PURCHASE OPTION HAS
                                             NOT BEEN EXERCISED)
                  Aggregate Offering Price of Amount Sold:                                                 N/A
                  For the Account(s) of any Selling Security holder(s):
                                                               Amount Registered:                           --
                           Aggregate Offering Price of Amount Registered:                                   --
                                                               Amount Sold:                                 --
                           Aggregate Offering Price of Amount Sold:                                         --

         (02) COMMON STOCK:
                   For the Account of the Issuer:
                                                               Amount Registered:                      510,000
                                             (ISSUABLE UPON EXERCISE OF THE CLASS A
                                             WARRANTS AND CLASS B WARRANTS ISSUABLE
                                             UNDER THE UNIT PURCHASE OPTION)
                           Aggregate Price of Offering Amount Registered:                          $ 4,080,000
                                                               Amount Sold:                                  0
                                             (ISSUABLE UPON EXERCISE OF THE CLASS A
                                             WARRANTS AND CLASS B WARRANTS ISSUABLE
                                             UNDER THE UNIT PURCHASE OPTION)
                           Aggregate Offering Price of Amount Sold:                                        N/A
                  For the Account(s) of any Selling Security holder(s):
                                                               Amount Registered:                           --
                           Aggregate Offering Price of Amount Registered:                                   --
                                                               Amount Sold:                                 --
                           Aggregate Offering Price of Amount Sold:                                         --


         TOTALS:
                  For the Account of the Issuer:
                                                               Amount Registered:                           --
                           Aggregate Price of Offering Amount Registered:                          $61,795,170
                                                               Amount Sold:                          2,125,100
                           Aggregate Offering Price of Amount Sold:                                $ 9,775,820
                  For the Account(s) of any Selling Security holder(s):
                                                               Amount Registered:                           --
                           Aggregate Offering Price of Amount Registered:                          $15,211,875
                                                               Amount Sold:                                 --
                           Aggregate Offering Price of Amount Sold:                                         --

AMOUNT OF NET OFFERING PROCEEDS TO ISSUER USED FOR FOLLOWING PURPOSES:
                                             Direct or indirect payments to directors,       Direct or
                                             officers, general partners of the issuer        indirect
                                            or their associates; to persons owning ten      payments to
                                              percent or more of any class of equity           others
                                                 securities of the issuer; and to
                                                     affiliates of the issuer
---------------------------------------------------------------------------------------------------------
(01)     Construction of plant, building
and facilities
---------------------------------------------------------------------------------------------------------
(02)     Purchase and installation of                        $  5,897                       $  431,428
machinery and equipment
---------------------------------------------------------------------------------------------------------
(03)     Purchase of Real Estate
---------------------------------------------------------------------------------------------------------
(04)     Acquisition of other business(es)
---------------------------------------------------------------------------------------------------------
(05)     Repayment of Indebtedness                                                          $2,129,388
---------------------------------------------------------------------------------------------------------
(06)     Working Capital                                     $391,621                       $1,830,742
---------------------------------------------------------------------------------------------------------

       TEMPORARY INVESTMENT:
---------------------------------------------------------------------------------------------------------
(07)     Merrill Lynch                                                                      $2,156,346
---------------------------------------------------------------------------------------------------------
(08)     NationsBank Checking Account                                                       $   29,738
---------------------------------------------------------------------------------------------------------
(09)
---------------------------------------------------------------------------------------------------------
(10)
---------------------------------------------------------------------------------------------------------

       OTHER PURPOSES:
---------------------------------------------------------------------------------------------------------
(11)     Preferred Stock Dividends                           $150,000
---------------------------------------------------------------------------------------------------------
(12)     Repayment of Trade Payable                          $ 96,770                       $   84,139
Outstanding at IPO Date
---------------------------------------------------------------------------------------------------------
(13)     Product Design and Development                      $102,716                       $  835,895
---------------------------------------------------------------------------------------------------------
(14)     Sales and Marketing                                 $201,035                       $  365,022
---------------------------------------------------------------------------------------------------------

         The use(s) of proceeds described above do not represent a material change in the use(s) of proceeds described in the applicable prospectus.

Item 5. Other Information

         Subsequent to September 30, 1998, the Company signed a non-binding letter of intent to be acquired by Pen Interconnect, Inc. (Pen). The anticipated purchase price will be a stock swap for shares of Pen at a conversion price of $.50 per share of Laminating Technologies Inc. stock. The closing is expected to take place as soon as possible upon the receipt of the necessary regulatory approvals and the requisite shareholders approval.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits - The following exhibit is filed with this report:

                  27.1 Financial Data Schedule (for SEC use only)

         (b) Two reports were filed on Form 8-K.

                  - On August 27, 1998 Form 8-K was filed reporting the Company's Class B warrants were delisted from the Nasdaq SmallCap Market and its common stock is subject to being delisted.

                  - On September 17, 1998 Form 8-K was filed stating that the Company's common stock which trades on the Nasdaq SmallCap Market was scheduled to be delisted on September 11, 1998. The Company stayed the delisting by asking for a hearing.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



November 12, 1998                   LAMINATING TECHNOLOGIES, INC.


                                    By: s/s      Michael E. Noonan
                                        ----------------------------------------
                                        Michael E. Noonan
                                        Chief Executive Officer and President


                                    By: s/s      Donald L. Aldridge
                                        ----------------------------------------
                                        Donald L. Aldridge
                                        Chief Financial Officer


                                    By: s/s      Shirley Pigg
                                        ----------------------------------------
                                        Shirley Pigg
                                        Controller