Form 10QSB
period 1998-12-31
LAMINATING TECHNOLOGIES INC
filed 1999-02-11
CIK 1014343

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549



                                   FORM 10-QSB



                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT

                  For the transition period from       to
                                                 -----    -----

                         Commission file number 0-21061


                          LAMINATING TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)

Delaware                                                    58-2044990
--------                                                    ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

                  1160 Hightower Trail, Atlanta, GA 30350-2910
                  --------------------------------------------
                    (Address of principal executive offices)

                                 (770) 518-6010
                                 --------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes   X      No
                                                              -----   -----


The number of shares of the issuer's Common Stock outstanding as of January 31, 1999 was 3,185,100.


Transitional Small Business Disclosure Format      Yes          No  X
                                                      -----       -----

                  LAMINATING TECHNOLOGIES, INC. AND SUBSIDIARY




                                      INDEX


Part I - Financial Information                                                     Page No.

         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of December 31, 1998                  3
                   (Unaudited) and March 31, 1998 (Audited)

                  Consolidated Statements of Operations for the Three and Nine         4
                  Months Ended December 31, 1998 and 1997 (Unaudited)

                  Consolidated Statements of Cash Flows for the Three and Nine         5
                  Months Ended December 31, 1998 and 1997 (Unaudited)

                  Notes to Consolidated Financial Statements                           6

         Item 2.  Management's Discussion and Analysis of Financial                    7
                  Condition and Results of Operations


Part II - Other Information                                                            9

                           LAMINATING TECHNOLOGIES, INC. AND SUBSIDIARY
                                  (a development stage company)

                                   Consolidated Balance Sheets

                                                                          December 31, 1998   March 31, 1998
                                                                          -----------------   --------------
                                                                             (Unaudited)         (Audited)
                              ASSETS

Current Assets:

           Cash                                                             $    423,859       $    738,933

           Investments                                                         1,796,965          2,459,011

           Accounts receivable (net of $25,000 allowance for                     126,675             68,923
             doubtful accounts)

           Inventory                                                             375,590            398,304

           Other current assets                                                   74,636            153,585
                                                                            ------------       ------------

                    Total Current Assets                                       2,797,725          3,818,756

Property and equipment, net                                                      283,725            180,634
                                                                            ------------       ------------

                    Total Assets                                            $  3,081,450       $  3,999,390
                                                                            ============       ============

                              LIABILITIES

Current Liabilities:

           Current maturity of note payable                                 $     47,180       $     44,441

           Accounts payable                                                      169,365            186,559

           Accrued expenses                                                       77,337            124,200
                                                                            ------------       ------------

                    Total Current Liabilities                                    293,882            355,200

Notes payable, less current maturities                                             4,104             39,840
                                                                            ------------       ------------

                    Total Liabilities                                            297,986            395,040
                                                                            ------------       ------------

                    STOCKHOLDERS' EQUITY

Series A convertible preferred stock, par value $.01, 5,000,000 shares authorized, none issued

Common stock, par value $.01, 20,000,000 shares authorized,                       31,851             31,851
       3,185,100 shares and 3,185,100 shares issued and
       outstanding, respectively

Additional paid-in capital                                                    11,709,254         11,709,254

Deficit accumulated during the development stage                              (8,957,641)        (8,136,755)
                                                                            ------------       ------------

                    Total Stockholders' Equity                                 2,783,464          3,604,350
                                                                            ------------       ------------

                    Total Liabilities and Stockholders' Equity              $  3,081,450       $  3,999,390
                                                                            ============       ============




                   See notes to accompanying consolidated financial statements

                  LAMINATING TECHNOLOGIES, INC. AND SUBSIDIARY
                         (a development stage company)

                     Consolidated Statements of Operations
                                  (Unaudited)

                                                                                                                     April 19, 1993
                                                   Three Months Ended                    Nine Months Ended          (Commencement
                                                       December 31,                         December 31,             of Operations)
                                                       ------------                         ------------                 Through
                                                   1998              1997              1998              1997      December 31, 1998
                                                   ----              ----              ----              ----      -----------------
Net sales                                      $   902,085       $   158,055       $ 1,439,834       $   282,682       $ 2,324,606

Cost of sales                                      544,120           121,047         1,012,798           225,320         2,446,441
                                               -----------       -----------       -----------       -----------       -----------
Gross profit (loss)                                357,965            37,008           427,036            57,362          (121,835)

Selling, general and administrative expenses       336,105           270,278           935,025           877,817         6,778,388

Research and development expenses                  103,649           195,186           408,555           409,057         1,345,105
                                               -----------       -----------       -----------       -----------       -----------
Operating (loss)                                   (81,789)         (428,456)         (916,544)       (1,229,512)       (8,245,328)

Interest expense                                     1,176             1,334             4,187             3,338           965,837

Investment income                                  (27,076)          (52,838)          (99,844)         (190,078)         (442,139)

Cancellation of debt                                     -                 -                 -              (612)         (171,520)

Loss on abandonment of fixed assets                                        -                                   -           104,184
                                               -----------       -----------       -----------       -----------       -----------
Net (loss)                                         (55,889)         (376,952)         (820,887)       (1,042,160)       (8,701,690)
                                               ===========       ===========       ===========       ===========       ===========

Net (loss) per share of common stock                 (0.02)            (0.14)            (0.30)            (0.38)
                                               ===========       ===========       ===========       ===========
Weighted average number of common
  shares outstanding                             2,775,100         2,775,100         2,775,100         2,775,093
                                               ===========       ===========       ===========       ===========





          See notes to accompanying consolidated financial statements

                LAMINATING TECHNOLOGIES, INC. AND SUBSIDIARY
                       (a development stage company)

              Consolidated, Condensed Statement of Cash Flows
                               (Unaudited)

                                                                                                           April 19, 1993
                                                           Three Months Ended       Nine Months Ended       (Commencement
                                                              December 31,             December 31,           perations)
                                                              ------------             -----------              Through
                                                            1998        1997        1998         1997      December 31, 1998
                                                            ----        ----        ----         ----      -----------------
Cash flows from operating activities:

  Net (loss)                                              $ (55,889)  $(376,952)  $(820,887)  $ (1,042,160)   $ (8,701,690)

Adjustments to reconcile net (loss) to net cash
  (used in) operating activities:
  Provision for doubtful accounts                                                                                   45,000
  Depreciation and amortization                              23,817      22,347      70,515        63,058          358,522
  Compensation recorded for fair value of common shares
    issued in excess of price paid by employee                                                                     273,763
  Compensation recorded for stock options issued by
    stockholders to an officer                                                                                     386,000
  Services contributed by stockholder                                                                               30,000
  Noncash finance charge                                                                                           684,551
  Loss on disposal of fixed assets                                                                                 122,375
  Changes in current assets and liabilities                  79,861    (130,160)    (19,233)     (402,653)         375,239
                                                          ---------   ---------   ---------   -----------     ------------
    Net cash provided by (used) in operating activities      47,789    (484,765)   (769,605)   (1,381,755)      (6,426,240)
                                                          ---------   ---------   ---------   -----------     ------------
Cash flows from investing activities:
  Proceeds from investments                                 192,846     388,658     662,045       479,875       (1,796,966)
  Acquisitions of fixed assets                               (1,918)    (19,309)   (173,605)      (50,521)        (721,545)
                                                          ---------   ---------   ---------   -----------     ------------
    Net cash provided by (used) in investing activities     190,928     369,349     488,440       429,354       (2,518,511)
                                                          ---------   ---------   ---------   -----------     ------------

Cash flows from financing activities:
  Proceeds of notes payable                                                                       112,000        2,669,750
  (Repayment) of notes payable                              (11,219)    (11,060)    (33,909)      (17,852)      (2,645,535)
  Proceeds of notes payable - stockholders
    (net of repayment)                                                                                             408,964
  Proceeds from sale of common stock                                                                             8,600,913
  Proceeds from sale of preferred stock                                                                            500,000
  Payment of dividends on preferred stock                                                                         (150,000)
  Other activities                                                                                    650          (15,482)
                                                          ---------   ---------   ---------   -----------     ------------
    Net cash provided by (used) financing activities        (11,219)    (11,060)    (33,909)       94,798        9,368,610
                                                          ---------   ---------   ---------   -----------     ------------
Net increase (decrease) in cash and cash equivalents        227,498    (126,476)   (315,074)     (857,603)         423,859
Cash and cash equivalents - beginning of period             196,361     176,723     738,933       907,850
                                                          ---------   ---------   ---------   -----------     ------------
Cash and cash equivalents - end of period                 $ 423,859   $  50,247   $ 423,859   $    50,247     $    423,859
                                                          =========   =========   =========   ===========     ============






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

RECENT EVENTS

         On December 21, 1998 the Company entered into a Definitive Merger Agreement with Pen Interconnect Inc (Pen). The Company's shareholders will receive a value of $.50 per share for each LTI share. The value shall be paid in Pen stock pursuant to the following ratio: fifty cents ($0.50) divided by the closing price of Pen's common stock on the fifth business day following the effective date of the Registration Statement, but in no event shall the denominator exceed one dollar and fifty cents ($1.50).

         The closing is expected to take place as soon as possible upon the receipt of the necessary regulatory approvals and the approval vote of LTI shareholders.

RESULTS OF OPERATIONS

Three Months Ended December 31, 1997 and 1998.

         Net sales increased from approximately $158,000 in the three months ended December 31, 1997 ("1997 Three Months") to approximately $902,000 in the three months ended December 31, 1998 ("1998 Three Months"). This increase is due to the Company's baking products line showing continued sales growth and a large most likely non-recurring order of the Company's Hot `N Cooler(R) product line.

         Gross profit increased from approximately $37,000 in the 1997 Three Months, or 23.4% of sales, to approximately $358,000 in the 1998 Three Months, or 39.7% of sales. The gross profit margin was higher due to the non-recurring sale mentioned above. Accordingly, the higher profit margin in this quarter is not likely to continue in future quarters.

         Selling, general and administrative expenses increased 24% from the 1997 Three Months of approximately $270,000 to approximately $336,000 in the 1998 Three Months. This increase is primarily due to expenses associated with the impending merger with Pen Interconnect Inc.

         Research and development expense decreased by approximately 47% from the 1997 Three Months of approximately $195,000 to approximately $104,000 in the 1998 Three Months. This decrease is primarily due to the Company's reduced spending in the 1998 Three Months on the development of its baking product line. The company believes the development of this line is essentially complete.

         Interest expense remained steady at approximately $1,000 in the 1997 Three Months and in the 1998 Three Months. Interest income decreased from approximately $53,000 in the 1997 Three Months to approximately $27,000 in the 1998 Three Months. This decrease is primarily due to the reduction in cash available for investment.

         Net loss decreased from approximately $377,000 or ($.14) per share in 1997 Three Months to approximately $56,000, or ($.02) per share, in 1998 Three Months as a result of the foregoing factors.

Nine Months Ended December 31, 1997 and 1998.

         Net sales increased from approximately $283,000 in the nine months ended December 31, 1997 ("1997 Nine Months") to approximately $1,440,000 in the nine months ended December 31, 1998 ("1998 Nine Months"). This increase is due to the Company's baking products line showing continued sales growth and a large most likely non-recurring order of the Company's Hot 'N Cooler(R) product line.

         Gross profit increased from approximately $57,000 in the 1997 Nine Months, or 20.1% of sales, to approximately $427,000 in the 1998 Nine Months, or 29.6% of sales. As mentioned in the analysis of the quarter, the gross profit margin was higher due to the non-recurring sale mentioned above. Accordingly, this higher profit margin is not likely to continue in future time periods.

         Selling, general and administrative expenses increased 6.5% from the 1997 Nine Months of approximately $878,000 to approximately $935,000 in the 1998 Nine Months. This increase is primarily due to expenses associated with the impending merger with Pen Interconnect Inc.

         Research and development expense remained steady from period to period. In the 1997 Nine Months, Research and Development expenses were approximately $409,000 as compared to approximately $409,000 in the 1998 Nine Months.

         Interest expense increased from approximately $3,000 in the 1997 Nine Months to approximately $4,000 in the 1998 Nine Months. Interest income decreased from approximately $190,000 in the 1997 Nine Months to approximately $100,000 in the 1998 Nine Months. This decrease is primarily due to the reduction in cash available for investment.

         Net loss decreased from approximately $1,042,000 or ($.38) per share in 1997 Nine Months to approximately $821,000, or ($.30) per share, in 1998 Nine Months as a result of the foregoing factors.


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

         The net proceeds were used to: (1) repay the bridge debt of $1,995,000 plus accrued interest, (2) pay the $150,000 accrued dividends on preferred stock, (3) repay other existing debt and payables of approximately $320,000, and
(4) provide working capital for operations. The remaining proceeds of the offering are intended to be used by the Company to implement its business plan, which includes the development and testing of products utilizing the LTI Processed(R) method and sales and marketing activities. At December 31, 1998, the Company had approximately $2.2 million in cash and liquid investments. The Company expects to continue to incur substantial research, development and marketing costs in the future. The Company also expects that general and administrative costs necessary to support manufacturing and the expansion of a marketing and sales organization will increase in the future. Accordingly, the Company expects to continue to incur operating losses for the foreseeable future. Due to the Company's current cash position, management does not currently anticipate the need to raise additional funds in the next twelve months.

         At December 31, 1998, the Company had net operating loss carry-forwards for Federal Income Tax purposes of approximately $7,402,000. The net operating loss and credit carry-forwards expire from March, 2008 through March, 2012. Additionally, the Company's ability to utilize its net operating loss carry-forwards may be subject to annual limitations pursuant to Section 382 of the Internal Revenue Code as a result of the public stock offering which occurred on October 9, 1996.


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


PART II.  OTHER INFORMATION

Item 2(d).  Information Required by Item 701(f) of Regulation S-B

         Reference is made hereby to Form SR, which was filed by the Company on January 15, 1997. The following information is provided to update the information contained in said Form SR:

         (01) UNITS:
                  For the Account of the Issuer:
                                                              Amount Registered:         1,955,000
                                               (INCLUDES 1,955,000 SHARES OF COMMON STOCK AND
                                                1,955,000 CLASS A WARRANTS AND 1,955,000 CLASS B
                                                WARRANTS COMPRISING THE UNITS.)
                           Aggregate Price of Offering Amount Registered:       $9,775,000
                                                              Amount Sold:              1,955,000
                           Aggregate Offering Price of Amount Sold:             $9,775,000
                  For the Account(s) of any Selling Security holder(s):
                                                              Amount Registered:        --
                           Aggregate Offering Price of Amount Registered:       --
                                                              Amount Sold:              --
                           Aggregate Offering Price of Amount Sold:             --

         (02) COMMON STOCK:
                  For the Account of the Issuer:
                                                              Amount Registered:        5,865,000
                                               (ISSUABLE UPON EXERCISE OF THE CLASS A WARRANTS AND
                                                 THE CLASS B WARRANTS)
                           Aggregate Price of Offering Amount Registered:       $46,920,000
                                                              Amount Sold:              0 (TO DATE, NO
                                               CLASS A WARRANTS AND NO CLASS B WARRANTS HAVE BEEN
                                               EXERCISED)
                  Aggregate Offering Price of Amount Sold:                      N/A
                  For the Account(s) of any Selling Security holder(s):
                                                              Amount Registered:        1,955,000
                                               (ISSUABLE UPON THE EXERCISE OF THE CLASS A WARRANTS AND
                                                THE CLASS B WARRANTS UNDERLYING THE CLASS A WARRANTS HELD
                                                BY THE SELLING SECURITY HOLDERS)
                           Aggregate Offering Price of Amount Registered:       $15,211,875
                                                              Amount Sold:              100 (TO DATE, 100
                                               CLASS WARRANTS AND NO CLASS B WARRANTS HELD BY THE SELLING
                                               SECURITY HOLDERS HAVE BEEN EXERCISED)

                           Aggregate Offering Price of Amount Sold:             $650

         (03) CLASS A WARRANTS:
                  For the Account of the Issuer:
                                                              Amount Registered:        --
                           Aggregate Price of Offering Amount Registered:       --
                                                              Amount Sold:              --
                           Aggregate Offering Price of Amount Sold:             --

                  For the Account(s) of any Selling Security holder(s):
                                                              Amount Registered:        997,500
                                              (HELD  BY  THE  SELLING   SECURITY
                                               HOLDERS)
                           Aggregate Offering Price of Amount Registered:       N/A
                                                              Amount Sold:              0
                           Aggregate Offering Price of Amount Sold:             N/A

         (04) CLASS B WARRANTS:
                  For the Account of the Issuer:
                                                              Amount Registered:        --
                           Aggregate Price of Offering Amount Registered:       --
                                                              Amount Sold:              --
                           Aggregate Offering Price of Amount Sold:             --
                  For the Account(s) of any Selling Security holder(s):
                                                              Amount Registered:        997,500
                                              (UNDERLYING  THE  CLASS A  WARRANTS ISSUED TO THE SELLING
                                               SECURITY HOLDERS)
                           Aggregate Offering Price of Amount Registered:       N/A
                                                              Amount Sold:              0
                           Aggregate Offering Price of Amount Sold:             N/A

         (05) UNIT PURCHASE OPTIONS:
                  For the Account of the Issuer:

                                                              Amount Registered:        170,000
                           Aggregate Price of Offering Amount Registered:       $170
                                                              Amount Sold:              170,000
                           Aggregate Offering Price of Amount Sold:             $170
                  For the Account(s) of any Selling Security holder(s):
                                                              Amount Registered:        --
                           Aggregate Offering Price of Amount Registered:       --
                                                              Amount Sold:              --
                           Aggregate Offering Price of Amount Sold:             --

         (06) UNITS:
                  For the Account of the Issuer:
                                                              Amount Registered:        170,000
                           Aggregate Price of Offering Amount Registered:       $1,020,000
                                                              Amount Sold:              0
                                             (TO DATE, THE UNIT PURCHASE OPTION HAS NOT BEEN EXERCISED)
                           Aggregate Offering Price of Amount Sold:             N/A
                  For the Account(s) of any Selling Security holder(s):
                                                              Amount Registered:        --
                           Aggregate Offering Price of Amount Registered:       --
                                                              Amount Sold:              --
                           Aggregate Offering Price of Amount Sold:             --

         (02) COMMON STOCK:
                  For the Account of the Issuer:
                                                              Amount Registered:        510,000
                                               (ISSUABLE UPON EXERCISE OF THE CLASS A WARRANTS AND
                                                CLASS B WARRANTS ISSUABLE UNDER THE UNIT PURCHASE
                                                OPTION)
                           Aggregate Price of Offering Amount Registered:       $4,080,000
                                                              Amount Sold:              0  (ISSUABLE UPON
                                               EXERCISE  OF THE CLASS A WARRANTS AND CLASS B WARRANTS
                                               ISSUABLE UNDER THE UNIT PURCHASE OPTION)
                           Aggregate Offering Price of Amount Sold:             N/A
                  For the Account(s) of any Selling Security holder(s):
                                                              Amount Registered:        --
                           Aggregate Offering Price of Amount Registered:       --
                                                              Amount Sold:              --
                           Aggregate Offering Price of Amount Sold:             --


         TOTALS:
                  For the Account of the Issuer:
                                                              Amount Registered:        --
                           Aggregate Price of Offering Amount Registered:       $61,795,170
                                                              Amount Sold:              2,125,100
                           Aggregate Offering Price of Amount Sold:             $9,775,820
                  For the Account(s) of any Selling Security holder(s):
                                                              Amount Registered:        --
                           Aggregate Offering Price of Amount Registered:       $15,211,875
                                                              Amount Sold:              --
                           Aggregate Offering Price of Amount Sold:             --


         AMOUNT OF NET OFFERING PROCEEDS TO ISSUER USED FOR FOLLOWING PURPOSES:
                                       Direct or indirect payments to directors,                      Direct or
                                       officers, general partners of the issuer                       indirect
                                      or their associates; to persons owning ten                     payments to
                                        percent or more of any class of equity                         others
                                           securities of the issuer; and to
                                               affiliates of the issuer
         -----------------------------------------------------------------------------------------------------------
         (01)     Construction of plant, building
         and facilities
         -----------------------------------------------------------------------------------------------------------
         (02)     Purchase and installation of                         $5,897                         $446,209
         machinery and equipment
         -----------------------------------------------------------------------------------------------------------
         (03)     Purchase of Real Estate
         -----------------------------------------------------------------------------------------------------------
         (04)     Acquisition of other business(es)
         -----------------------------------------------------------------------------------------------------------
         (05)     Repayment of Indebtedness                                                          $2,129,388
         -----------------------------------------------------------------------------------------------------------
         (06)     Working Capital                                     $440,547                       $1,113,310
         -----------------------------------------------------------------------------------------------------------

         TEMPORARY INVESTMENT:
         -----------------------------------------------------------------------------------------------------------
         (07)     Merrill Lynch                                                                      $1,796,965
         -----------------------------------------------------------------------------------------------------------
         (08)     NationsBank Checking Account                                                         $21,191
         -----------------------------------------------------------------------------------------------------------
         (09)
         -----------------------------------------------------------------------------------------------------------
         (10)
         -----------------------------------------------------------------------------------------------------------

         OTHER PURPOSES:
         -----------------------------------------------------------------------------------------------------------
         (11)     Preferred Stock Dividends                           $150,000
         -----------------------------------------------------------------------------------------------------------
         (12)     Repayment of Trade Payable                           $96,770                         $84,139
         Outstanding at IPO Date
         -----------------------------------------------------------------------------------------------------------
         (13)     Product Design and                                  $113,982                        $930,216
         Development
         -----------------------------------------------------------------------------------------------------------
         (14)     Sales and Marketing                                 $226,414                        $432,972
         -----------------------------------------------------------------------------------------------------------

         The use(s) of proceeds described above do not represent a material change in the use(s) of proceeds described in the applicable prospectus.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits - The following exhibit is filed with this report:

                  27.1     Financial Data Schedule (for SEC use only)

(b) Three reports were filed on Form 8-K.

                  - On October 8, 1998 Form 8-K was filed indicating the Company had signed a letter of intent to be acquired by Pen Interconnect Inc.

                  - On December 21, 1998 Form 8-K was filed reporting the Company's common stock, which had been trading under the symbol LAMT, and its class A warrants, which had been trading under the symbol LAMTW, were delisted from trading on Nasdaq due to the Company's failure to meet certain bid price and market capitalization requirements.

                  - On December 23, 1998 Form 8-K was filed stating that the Company had signed a definitive merger agreement with Pen Interconnect Inc. The Company's shareholders will receive a conversion price of $.50 per share for each LTI share in a stock swap for shares of Pen Interconnect Inc.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



February 11, 1999                    LAMINATING TECHNOLOGIES, INC.


                                     By:  /s/      Michael E. Noonan
                                          -------------------------------------
                                          Michael E. Noonan
                                          Chief Executive Officer and President


                                     By:  /s/      Donald L. Aldridge
                                          -------------------------------------
                                          Donald L. Aldridge
                                          Chief Financial Officer


                                     By:  /s/      Shirley Pigg
                                          -------------------------------------
                                          Shirley Pigg
                                          Controller