Form 10KSB
period 1999-03-31
LAMINATING TECHNOLOGIES INC
filed 1999-06-23
CIK 1014343

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-KSB

    ANNUAL REPORT UNDER SECTION 13 OF 15(D) OF THE SECURITIES ACT OF 1934 FOR
                     THE FISCAL YEAR ENDED MARCH 31, 1999.

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

Yes  X   No
    ___     ___

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended March 31, 1999 were $1,877,703.

The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the issuer as of April 30, 1999, computed by reference to the price at which the registrant's Common Stock as quoted by Nasdaq SmallCap Market ("Nasdaq") was sold on such date, was approximately $987,546.

The number of shares of the issuer's Common Stock outstanding as of April 30, 1999 was 3,185,100.

Transitional Small Business Disclosure Format (check one)  Yes     No  X
                                                               ___    ___

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

ITEM 1. DESCRIPTION OF BUSINESS

PRELIMINARY NOTE

         As discussed in its definitive proxy statement filed on May 28, 1999, with the Securities & Exchange Commission, Laminating Technologies, Inc. (the "Company") intends to sell all of its operating assets to another corporation. After this sale the Company will have no further operating business and the Company's management and Board of Directors intend to concentrate their efforts on exploring Business Combination opportunities. The description of the Company's business set forth below provides a discussion of the Company's business to date, but is not meant to imply that the Company will proceed with such operations and strategy if the proposed sale is not approved by stockholders and completed. In the event that the proposed sale is not approved by stockholders or not completed for any reason, the Company will attempt to find another buyer for the operating assets, seek a merger or similar combination transaction, or find additional sources of financing to allow it to continue operations. There can be no assurance that any of these alternatives would be available to the Company on desirable terms, if at all.

OVERVIEW

         Laminating Technologies, Inc. was incorporated in Georgia, in March 1993, as New Cooler Corp., and subsequently changed its name to Laminating Technologies, Inc. In April 1996, the Company was merged into Laminating Merger Corporation, a Delaware corporation, which changed its name to Laminating Technologies, Inc.

         The Company is a development stage company which has been organized to research, develop, design and market value-added packaging and specialty display products which are manufactured using the Company's proprietary processing method ("LTI Processed(R)"). LTI Processed(R) is a patented process to laminate polyester film onto single thickness paper (linerboard), to corrugate the laminated paper and film, and to pre-print or post-print using multiple colors. The result is a packaging material that will not delaminate over time and can withstand baking and freezing.

         The LTI Processed(R) process can be utilized to produce a wide variety of packaging products and specialty displays. To date, the Company has produced a number of commercial products, including bakery dessert discs, pads and trays, catering HOT `N COOLER(R) containers, frozen food shippers, point of purchase displays, pizza delivery boxes and medical shippers. The Company believes that these products, together with other potential LTI Processed(R) products, are capable of improving upon existing packaging products by reducing or eliminating certain limitations associated with such products. For example, LTI Processed(R) products may be leakproof, resistant to a variety of solvent and petroleum-based chemicals, recyclable, stronger, and have higher bursting strength than conventional corrugated products. The Company also believes that the LTI Processed(R) method may permit higher quality printing and results in more attractive packaging than corrugated materials printed with traditional printing processes. Such aesthetic qualities have become more important in recent years as retailers have significantly increased the extent to which they display and sell products in the same packaging in which they were shipped.

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

PRODUCTS

         On April 17, 1997, the Company announced "BAKE 'N SHIP(TM)", a new product line, which is available for sale to the baking industry. BAKE 'N SHIP(TM) utilizes the Company's patented and proprietary process, resulting in a new material which is ovenable and freezable with the strength and structure of corrugated material. This is the Company's first commercial product. The new product line can streamline the process by which bakery products are produced by allowing the baker to bake, freeze, ship and display in one package. In addition, certain versions of the product line provide an appealing presentation media for baked goods.

         In February 1998, the Company introduced its new "HOT 'N COOLER(R)" line of water-tight containers that keep food and beverages hot or cold, depending upon the application. Research conducted by an independent laboratory has proven that HOT 'N COOLER(R) cools down faster (cans and ice) than the traditional hard plastic, soft bag or styrofoam coolers. Additionally, during testing, HOT 'N COOLER(R) has proven to hold heat longer for food caterers of beans, ribs, chicken, etc. HOT 'N COOLER(R) products are available through our existing master distribution network.

STRATEGY

         The Company's strategy to date has focused on: (i) designing, developing and marketing value-added, niche LTI Processed(R) products both directly and indirectly to focused market segments, (ii) leveraging these developed markets to and through vertically integrated forest product companies creating strategic alliances, and (iii) obtaining license agreements and/or royalty arrangements favorable to the Company expanding both the uses and volume for LTI Processed(R) products.

               As discussed elsewhere in this annual report, after the completion of the proposed sale, the Company will have no further operating business and the Company's management and Board of Directors intend to concentrate their efforts on exploring business combination opportunities. The Board of Directors has determined at this time not to liquidate the Company or otherwise distribute any of its remaining assets, including any of the proceeds of the sale to the Company's stockholders through a liquidation, special dividend, stock repurchase or similar device. Rather than dissolve the Company, the Board has determined to maintain the Company as a public "shell" corporation which will seek suitable business combination opportunities. The Board believes that a business combination with an operating company has the potential to create a greater value for the Company's stockholders than a liquidation or similar distribution.

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

LTI PROCESSED(R)

         The Company believes that the application of the LTI Processed(R) method, which is a patented and proprietary process involving the lamination of polyester film onto linerboard before corrugation, results in a packaging and display material that is physically superior, more attractive and potentially more cost-effective than some traditional corrugated products and certain non-corrugated packaging products, including metal and plastic. The LTI Processed(R) material is laminated to the linerboard prior to corrugation.

         The corrugating process entails using steam, heat and pressure to mold paper into the interior flutes of the corrugated board and these flutes are then sandwiched between two layers of linerboard using a starch bonding agent and the further application of heat and pressure. The stress inherent in the corrugating process can cause improperly laminated film to distort, shrink, melt, or delaminate over time and can cause improper bonding agents to bubble or crystallize. The Company believes that the LTI Processed(R) method avoids these problems by utilizing a proprietary combination or combinations of film, linerboard and polymer bonding agents and by laminating using proprietary laminating techniques. The Company believes that independent companies possessing the proper machinery can produce LTI Processed(R) products with little or no modification of existing equipment and with only minor interruption in production and thus with minimal added processing cost. The resulting laminate can then be corrugated using traditional methods and virtually no modification of existing machinery, thereby permitting high volume production of LTI Processed(R) corrugated material.

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

         The Company had targeted the prepared dessert segment of the bakery industry as an initial market and developed a line of LTI Processed(R) bakery products for institutional baking of cakes, cheese cakes, brownies, cobblers and strudel products, that are physically superior and more cost effective than alternative products currently used in the industry. The Company continues to design, develop and test alternative packaging designs and products targeted at other industries. Because the exact specifications of the LTI Processed(R) material can vary significantly depending on the use to which the product is put, the Company must continually test sample products designed for specific end use applications.

         During the last two fiscal years ending March 31, 1999 and 1998, the Company has spent approximately $463,000 and $543,000, respectively, for research and development expenses.

SALES AND MARKETING

         The Company's sales force currently consists of two salespersons and a national master distributor. The Company has focused directly on large volume users with its sales force and through brokers and distributors for products better suited to fit these channels. The Company has also utilized the services of independent sales representatives. See "--Employees". The sales force is under the direction of J. Scott Stewart, Senior Vice President of Marketing/Sales.

         The Company believes that much of the corrugated packaging industry is characterized by long-standing business relationships and single source purchasing (bundling) between manufacturers and end users. In addition, potential customers currently utilizing non-corrugated packaging products must be convinced of the relative advantages of LTI Processed(R) products. As a result, the Company may encounter significant resistance in its marketing efforts and expects that it will be required to some extent to educate the market regarding LTI Processed(R) products. Moreover, the Company has spent significantly on trade shows, sample kits and prototypes which activities have had an adverse effect on the Company's results of operations. However, the Company believes this kind of market development activity is a requirement to help educate the market and in most cases a necessity prior to consummating a sale.

MANUFACTURING

         The Company has not directly manufactured either LTI Processed(R) roll-stock or finished products. Instead, the Company has contracted with manufacturers to produce its products. LTI Processed(R) polyester film can be laminated either on laminating machines which are currently used largely for film-on-film lamination, or on coating machines which currently coat single-ply cardboard with polyethylene and other coatings for finishes such as those on cereal boxes. The Company believes that, with the proper direction by trained personnel, independent companies possessing the proper laminating and coating machinery can produce LTI Processed(R) material with little or no modification of existing equipment and with only minor interruption in production and thus with minimal added cost. The Company believes that there are a sufficient number of laminators and coaters both locally and nationally to fill the Company's production needs. The Company has entered into a formal arrangement with Ludlow Corporation, a laminator and coater, to provide its products to Company designated corrugators and converters. The Company has out-sourced the corrugation of LTI Processed(R) roll-stock with Jet Corr, Inc., a corrugator, to provide for the corrugation of LTI Processed(R) roll-stock and such production is currently commercialized. Through the use of a laminator, a corrugator and a converter, the Company is capable of manufacturing its products for the baking industry (BAKE 'N SHIP(TM)) in commercially viable quantities.

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

         Additionally, there are both corrugated and other packaging and display materials available which can provide some or all of the physical characteristics of LTI Processed(R) products as well as high quality aesthetics and which directly compete with the Company's products. Major corrugating and integrated converters produce large quantities of corrugated products with wax and other coatings which are water resistant and can be used, for example, to pack wet and frozen foods for extended periods and to reduce abrasion of items with delicate finishes. The Company has faced intense competition from these manufacturers to the extent that these products present viable alternatives to LTI Processed(R) products. These products remain attractive to many end users as they can be lower priced and end users will not have to incur the potential cost of interrupting product lines and supply sources to accommodate different packaging from a new company. Additionally, the Company has faced competition for non-integrated converters who supply corrugated products that are laminated with high quality, lithographically printed paper. While the Company believes that these products do not have the physical properties of LTI Processed(R) and offer little price advantage over LTI Processed(R), they effectively compete with the Company's products in the market for quality printed products.

         Competition also exists with respect to markets for other forms of value-added packaging, including products such as styrofoam, metal and plastic. The physical properties and performance of these other materials have been long established, end users of these products are accustomed to using these materials, and manufacturers have massive national and international production and marketing efforts as well as sophisticated and well developed product lines.

PATENTS AND PROPRIETARY RIGHTS

         The Company's control of the process will depend in part on its ability to obtain patent protection for its products, both in the United States and abroad. On December 9, 1988, Michael Olvey, Sr., the inventor of the LTI Processed(R) method and a founder and former President of the Company, filed a patent application with the U.S. Patent and Trademark Office (the "U.S. Patent Office") covering the Company's LTI Processed(R) technology. On March 15, 1990, the U.S. Patent Office rejected claims of the Company's patent application as being too broad in light of prior art. On April 19, 1993, Mr. Olvey assigned the rights to this patent application to the Company. The Company submitted further modifications of its original application and was granted U.S. Patent No. 5,772,819 on June 30, 1998 for the LTI Processed(R) method. Additionally, U.S. Patent No. 5,853,121 was granted to the Company on December 29, 1998 for the HOT'N COOLER(R) tent top design. The Company also submitted a patent application for its tray erector on March 1, 1999 but has not yet received a patent for this product.

         There can be no assurance that any patent applications filed by or on behalf of the Company will result in patents being issued, that patents issued to the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide any significant competitive advantage to the Company. Furthermore, there can be no assurance that others have not independently developed, or will not independently develop, similar products or technologies or will not design around any of the Company's patents.

         The Company also relies on trade secret protection for its confidential and proprietary information. However, trade secrets are difficult to protect and there can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets or disclose such technology, or that the Company can meaningfully protect its rights to patented and unpatented trade secrets.

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

SUPPLIERS

         The Company is dependent on the suppliers of the raw materials used to produce LTI Processed(R) products, including polyester film and linerboard. The corrugating industry periodically suffers shortages of linerboard. These shortages more seriously affect non-vertically integrated corrugating converters (those who do not own their own timber and produce their own roll-stock) by raising prices and forcing customers of corrugated board to purchase from integrated converters. To the extent the Company intends to utilize non-integrated converters for the production of LTI Processed(R) packaging, a shortage-induced price increase could raise the price of such LTI Processed(R) materials beyond the value margin, causing end users to seek integrated suppliers which may not use the Company's products. The Company has relied upon Ludlow Corporation as a principal supplier of linerboard. Additionally, the Company has entered into contracts with Jet Corr, Inc. and Packaging-Atlanta Corporation to corrugate and convert, respectively, the Company's integrated products.

GOVERNMENT REGULATION

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

ITEM 2. PROPERTIES

         The Company currently leases approximately 5,000 square feet of office space in Atlanta, Georgia for its executive offices pursuant to a month-to-month agreement (which commenced as a two-year lease on January 1, 1997) which provides for a monthly rent of $4,792.

         The Company also currently leases approximately 28,000 square feet of warehouse space in Canton, Georgia. This is also a month-to-month agreement (which commenced as a one-year lease on January 1, 1998) which provides for a monthly rent of $5,250.

ITEM 3. LEGAL PROCEEDINGS

         The Company is not involved in any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year ended March 31, 1999.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         A.       MARKET INFORMATION

               LTI's Common Stock, Class A Warrants and Class B Warrants are traded on the OTC Bulletin Board under the symbols, "LAMT", "LAMTW" and "LAMTZ", respectively. The Company's securities were previously traded on the Nasdaq SmallCap Market under the same symbols prior to their delisting due to a failure to meet certain Nasdaq listing requirements. The Company's securties were delisted on the following dates: Common Stock -- December 17, 1998; Class A Warrants -- December 17, 1998; and Class B Warrants -- August 12, 1998. LTI decided to delist its Units, which were reported under the symbol "LAMTU" on the Nasdaq SmallCap Market, on February 18, 1998.

               The following table sets forth the range of high and low bid quotations or high and low sales prices for the Company's securities for each of the periods indicated as reported by the OTC Bulletin Board and Nasdaq SmallCap Market, as applicable. Bid quotations reflect interdealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions. The Company's securities commenced trading on October 9, 1996.

        Quarter Ended                                                            High          Low
        -------------                                                            ----          ---
        Units      ("LAMTU")
        Commencing October 9, 1996 and ending December 31, 1996                $10.2500     $ 6.2500
        March 31, 1997                                                           9.6250       7.7500
        June 30, 1997                                                           11.5000       7.7500
        September 30, 1997                                                      14.0625      10.5000
        December 31, 1997                                                       13.5625       8.0000
        February 18, 1998                                                        9.2500       2.2500

                  As discussed above, on February 18th, the Company's Units were delisted. The Company's Common Stock, Class A Warrants and Class B Warrants had previously traded separately and they continued to trade separately subsequently to the delisting of the Units.


        Common Stock         ("LAMT")
        Commencing October 9, 1996 and ending December 31, 1996                 $5.6250      $3.7500
        March 31, 1997                                                           5.6250       4.0000
        June 30, 1997                                                            6.3750       4.7500
        September 30, 1997                                                       7.0000       5.8750
        December 31, 1997                                                        6.6250       3.5000
        March 31, 1998                                                           4.2500        .6880
        June 30, 1998                                                            1.0000        .2500
        September 30, 1998                                                        .6870        .1875
        December 31, 1998                                                         .3437        .1875
        March 31, 1999                                                            .3125        .1875

        Class A Warrants        ("LAMTW")
        Commencing October 9, 1996 and ending December 31, 1996                 $2.7500      $2.0000
        March 31, 1997                                                           3.0000        .9375
        June 30, 1997                                                            3.0000        .9375
        September 30, 1997                                                       3.6250       2.3750
        December 31, 1997                                                        4.1875       2.0625
        March 31, 1998                                                           2.4380        .3440
        June 30, 1998                                                             .3450        .0310
        September 30, 1998                                                        .0620        .0310
        December 31, 1998                                                        .03125       .03125
        March 31, 1999                                                           .03125       .03125

        Class B Warrants        ("LAMTZ")
        Commencing October 9, 1996 and ending December 31, 1996                 $2.0000      $1.5000
        March 31, 1997                                                           1.3750       1.1250
        June 30, 1997                                                            2.3750       1.1250
        September 30, 1997                                                       2.8125       1.8125
        December 31, 1997                                                        2.8125       1.3125
        March 31, 1998                                                           1.4380        .1250
        June 30, 1998                                                             .1250       .03125
        September 30, 1998                                                       .03125       .03125
        December 31, 1998                                                        .03125       .03125
        March 31, 1999                                                           .03125       .03125

         B.       HOLDERS

         The approximate number of record holders of shares of the Common Stock of the Company outstanding as of May 24, 1999 was 46. Because many shares are held by brokers and other institutions on behalf of shareholders, the Company is unable to estimate the total number of shareholders represented by these record holders.

         C.       DIVIDENDS

               The Company has never paid cash dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future. As discussed above, the Company currently intends to retain the proceeds of the Proposed Sale and will not pay out any dividend to stockholders in connection therewith. The declaration and payment of future dividends, if any, will be at the sole discretion of the Board of Directors and will depend upon factors deemed relevant by the Board of Directors.

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

         As discussed elsewhere in this Annual Report and in the Company's definitive proxy statement filed on May 28, 1999 with the Securities & Exchange Commission, after the sale of its operating assets, the Company will have no further operating business.

         The following discussion should be read in conjunction with the Financial Statements and notes thereto included elsewhere in this Form 10-KSB.

RESULTS OF OPERATIONS

         Fiscal Years Ended March 31, 1998 and 1999. Net sales increased from approximately $519,000 in the twelve months ended March 31, 1998 (fiscal 1998) to $1,878,000 in the twelve months ended March 31, 1999 (fiscal 1999). In addition to pursuing product sales, the Company continued to invest its resources in developing its technology for commercialization during fiscal 1999. Gross profit was approximately $118,000 in fiscal 1998 as compared to a gross profit of $594,000 in fiscal 1999.

         Selling, general and administrative expenses increased by 15% from approximately $1,154,000 in fiscal 1998 to approximately $1,335,000 in fiscal 1999. The increase is primarily attributable to additional costs in fiscal 1999 related to obtaining a patent and additional legal costs attributable to the abandoned merger with Pen Interconnect, Inc.

         Research and development expense decreased by 15% from approximately $543,000 in fiscal 1998 to approximately $463,000 in fiscal 1999. This decrease is primarily due to much of the Company's product line moving from the research and development stage in fiscal 1999 to the actual commercialization of the products.

         Interest expense decreased by $1,000 from approximately $6,000 for fiscal 1998 to approximately $5,000 for fiscal 1999. The decrease is due to the reduction in the outstanding balance of a note payable.

         Investment income decreased from approximately $233,000 in fiscal 1998 to approximately $124,000 in fiscal 1999. This decrease is primarily due to the amount of cash available for investing being greater in fiscal 1998 than in fiscal 1999.

         Net loss decreased 28% from approximately $1,352,000, or $.49 per share, in fiscal 1998 to approximately $967,000, or $.35 per share, in fiscal 1999, as a result of the foregoing factors.

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

         The net proceeds were used to: (1) repay the bridge debt of $1,995,000 plus accrued interest, (2) pay the $150,000 accrued dividends on preferred stock, (3) repay other existing debt and payables of approximately $320,000, and
(4) provide working capital for operations. Additional proceeds of the offering have been used by the Company to implement its business plan, which has included the development and testing of products utilizing the LTI Processed(R) method and sales and marketing activities. At March 31, 1999, the Company had $1.9 million in cash and liquid investments. If the Company were to continue its current operations, it would expect to continue to incur substantial research, development and marketing costs in the future. In addition, if the Company were to continue its current operations, it would also expect that general and administrative costs necessary to support manufacturing and the expansion of a marketing and sales organization will increase in the future. Accordingly, the Company would expect to continue to incur operating losses for the foreseeable future if it continued its current operations.

         Certain common stockholders have agreed to place 410,000 shares of Common Stock of the Company into escrow ("Escrow Shares"). The Escrow Shares will be released from escrow only if certain financial conditions or market prices for the Common Stock have been met or achieved. As of the date of this annual report, no Escrow Shares have been released from escrow. In the event of the release of the Escrow Shares, the Company will recognize during the period in which the earnings thresholds are probable of being met or such stock price levels achieved, a substantial non-cash charge to earnings (not deductible for income tax purposes) equal to the fair market value of such shares on the date of their release, which would have the effect of significantly increasing the Company's loss or reducing or eliminating earnings, if any, at such time. There can be no assurance that the Company will attain the targets which would enable the Escrow Shares to be released from escrow. The recognition of the potential charges to income described above may have a depressive effect on the market price of the Company's securities.

         At March 31, 1999 the Company had net operating loss carry-forwards for Federal Income Tax purposes of approximately $ 8,353,000. The net operating loss and credit carry-forwards expire from March, 2009 through March, 2019. Additionally, the Company's ability to utilize its net operating loss carry-forwards may be subject to annual limitations pursuant to Section 382 of the Internal Revenue Code.

INFLATION

         The Company's financial statements are prepared in accordance with historical accounting systems, and therefore, do not reflect the effect of inflation. The impact of changing prices on the financial statements is not considered significant.

YEAR 2000

         The Company believes that Year 2000 issues will not have a material effect on its business. The Company uses packaged software for its accounting and administrative functions. The Company has contacted its software vendors and received assurances that the software is Year 2000 compliant.

INFORMATION REQUIRED BY ITEM 701(F) OF REGULATION S-B

         Reference is made hereby to Form SR, which was filed by the Company on January 15, 1997. The following information is provided to update the information contained in said Form SR:

AMOUNT OF NET OFFERING PROCEEDS TO ISSUER USED FOR FOLLOWING PURPOSES:


                                                      Direct or indirect payments to directors,       Direct or
                                                      officers, general partners of the issuer        indirect
                                                     or their associates; to persons owning ten      payments to
                                                       percent or more of any class of equity          others
                                                          securities of the issuer; and to
                                                              affiliates of the issuer
         (01)     Construction of plant, building
                  and facilities

         (02)     Purchase and installation of                        $  5,897                       $  446,209
                  machinery and equipment

         (03)     Purchase of Real Estate

         (04)     Acquisition of other business(es)

         (05)     Repayment of Indebtedness                                                          $2,129,388

         (06)     Working Capital                                     $492,469                       $  835,083


         TEMPORARY INVESTMENT:

         (07)     Merrill Lynch                                                                      $1,874,855

         (08)     NationsBank Checking Account                                                       $   30,971

         (09)

         (10)


         OTHER PURPOSES:

         (11)     Preferred Stock Dividends                           $150,000

         (12)     Repayment of Trade Payable                          $ 96,770                       $   84,139
                  Outstanding at IPO Date

         (13)     Product Design and Development                      $125,813                       $  968,610

         (14)     Sales and Marketing                                 $250,708                       $  497,088


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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The names of the Directors and executive officers of the Company, their ages and certain other information is set forth as follows:

                    NAME                 AGE                              POSITION
                    ----                 ---                              --------
        Michael E. Noonan                 58      Chairman of the Board of Directors, President, Chief
                                                  Executive Officer and Director
        Robert L. Dover                   65      Senior Vice President - Marketing/Operations, Secretary
        J. Scott Stewart                  45      Senior Vice President - Marketing/Sales
        Donald L. Aldridge                41      Chief Financial Officer
        Ronald L. Christensen             61      Director
        Jerome I. Gellman                 72      Director
        William J. Warren                 60      Director

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

         ROBERT L. DOVER has been the Senior Vice President - Marketing/Operations and Secretary of the Company since May 1996. Mr. Dover served as Director of the Company from March 1996 to August 21, 1997. From May 1995 to May 1996, Mr. Dover was an independent consultant. From 1966 to April 1995, Mr. Dover was an executive of Mead Packaging Division of Mead Corporation in Atlanta, Georgia working in the capacities of Director of Marketing and Technological Planning, Environmental Technology, Marketing and Sales for the Food Industry, Marketing for the Soft Drink Industry, Film Systems, Market Research and Machinery Systems Development. Mr. Dover graduated with a Master's of Science Degree in Industrial Management from the Georgia Institute of Technology.

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

         DONALD L. ALDRIDGE has served as Chief Financial Officer of the Company on a part-time basis since December of 1997, devoting approximately 40 percent of his time to the Company. He is a Partner in Tatum CFO Partners, LLP, which provides Chief Financial Officer expertise to both emerging growth companies and larger corporations. Accordingly, Mr. Aldridge also serves as part-time Chief Financial Officer for other clients. He has been a Partner with Tatum since 1993. Prior to Tatum, Mr. Aldridge served as the Chief Financial Officer of Southern Services, Inc. from 1990 to 1992. Mr. Aldridge is a Certified Public Accountant who practiced with Deloitte & Touche prior to his financial experience in industry. Mr. Aldridge has a Master's Degree in Business Administration from Virginia Tech and a Bachelor's of Science Degree in Accounting from Bob Jones University.

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

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's Directors and Executive Officers and the holders of ten percent of the Company's Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of equity securities of the Company. Based on the Company's review of copies of such reports received by it, or written representations from reporting persons, the Company believes that during the period from April 1, 1998 to March 31, 1999, its Officers and Directors filed all reports on a timely basis.


ITEM 10. EXECUTIVE COMPENSATION.

         The following table sets forth certain information covering the compensation paid or accrued by the Company during the fiscal year indicated to its President/Chief Executive Officer during the fiscal year ended March 31, 1999. No other executive officer received compensation, including salary and bonus, in excess of $100,000 during the fiscal year ended March 31, 1999.


                           SUMMARY COMPENSATION TABLE

                                                                 ANNUAL          LONG TERM COMPENSATION
                                                              COMPENSATION               AWARDS
                                           FISCAL YEAR
                  NAME AND                    ENDED                               NUMBER OF SECURITIES
             PRINCIPAL POSITION              MARCH 31            SALARY            UNDERLYING OPTIONS
       Michael E. Noonan                       1999             $144,000                    --
       Chairman of the Board,                  1998              144,000                91,319 (1)
       President, Chief Executive
       Officer and Director

(1) Consists of 91,319 shares issuable upon exercise of options granted to Mr. Noonan by Steve Gorlin.

         The following table sets forth the number of securities underlying options, the exercise price and the expiration date for stock options granted to the President/Chief Executive Officer during the fiscal year ended March 31, 1999.

                OPTION GRANTS IN FISCAL YEAR ENDED MARCH 31, 1999
                                INDIVIDUAL GRANTS

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

         The following table sets forth the number of exercisable and unexercisable options as of March 31, 1999, and the value of such options for the President/Chief Executive Officer.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR END OPTIONS VALUES

                                                             NUMBER OF SECURITIES           VALUE OF
                                                                  UNDERLYING               UNEXERCISED
                                                            UNEXERCISED OPTIONS AT        IN-THE-MONEY
                                                               FISCAL YEAR END          OPTIONS AT FY END
                                   SHARES
                                  ACQUIRED/     VALUE            EXERCISABLE/             EXERCISABLE/
                 NAME             EXERCISED    REALIZED         UNEXERCISABLE             UNEXERCISABLE
        Michael E. Noonan            --           --              91,319/-0-                  $0/$0


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

EMPLOYMENT AND CONSULTING AGREEMENTS

         In July 1996, the Company entered into a one-year employment agreement with Michael E. Noonan, Chairman and Chief Executive Officer of the Company. The agreement provides for an annual base salary of $144,000 per year and is automatically renewable for successive one-year terms unless either party gives six months' notice of termination to the other. The Company may terminate the agreement without cause and, upon such termination, Mr. Noonan will be entitled to receive his base salary for a period of one year (subject to a fifty percent offset during the second six months for salary received from subsequent employment). In addition, if the Company exercises its right not to renew the agreement, Mr. Noonan will be entitled to six months of severance pay. The agreement contains confidentiality and non-competition provisions.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth, as of May 24, 1999, the number and percentage of shares of Common Stock which, according to information available to the Company, are beneficially owned by: (i) each person known by LTI to own beneficially more than five percent of the outstanding Common Stock of LTI; (ii) each director and named executive officer of LTI; and (iii) all executive officers and directors of LTI as a group. Under rules adopted by the Securities and Exchange Commission, a person is deemed to be a beneficial owner of common stock with respect to which he has or shares voting power (which includes the power to vote or to direct the voting of the security), or investment power (which includes the power to dispose of, or to direct the disposition of, the security). A person is also deemed to be the beneficial owner of shares with respect to which he could obtain voting or investment power within 60 days of May 24, 1999, such as upon the exercise of options or warrants.


NAME AND ADDRESS(1)                                                 NO. OF SHARES(1)     PERCENTAGE
-------------------                                                 ----------------     ----------
Michael E. Noonan ...........................................          116,271(2)            3.6%
Robert L. Dover .............................................           50,666(3)            1.6
J. Scott Stewart ............................................           50,666(3)            1.6
Ronald L. Christensen .......................................            8,000(4)              *
Jerome I. Gellman ...........................................            8,000(4)              *
William J. Warren ...........................................            8,000(4)              *
J. Morton Davis .............................................          319,465(5)            9.7
Donald B. Sallee ............................................          318,614(6)           10.0
Steve Gorlin ................................................          302,000(7)            9.2
Westlake Acquisition Corporation ............................          290,100(8)            9.1
Ruki Renov ..................................................          277,440(9)            8.0
Esther Stahler ..............................................          277,440(10)           8.0
All executive officers and directors as a group (6 persons)..          241,603(11)           7.1

----------
       * Less than 1 percent

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

     (3) Represents 50,666 immediately exercisable options to purchase Common Stock. Does not include 5,334 shares issuable upon exercise of options that are not exercisable within sixty days.

     (4) As to each Director, includes 8,000 immediately exercisable options to purchase Common Stock. Does not include 3,000 shares (per Director) issuable upon exercise of options that are not exercisable within sixty days.

     (5) Represents 52,360 shares underlying a Unit Purchase Option ("UPO") to purchase 13,090 Units owned by Mr. Davis, 52,360 shares underlying a UPO to purchase 13,090 Units owned by D. H. Blair Investment Banking Corp. and 214,745 shares owned by D. H. Blair Capital Corp. Mr. Davis is the Chairman of the Board and sole stockholder of D. H. Blair Capital Corp. and D. H. Blair Investment Banking Corporation. Mr. Davis has sole power to vote or direct the vote, to dispose of or to direct the disposition of the shares owned by D. H. Blair Capital Corp. and D. H. Blair

          Investment Banking Corp. The address of Mr. Davis is 44 Wall Street, New York, New York 10005.

     (6) Also includes 42,038 shares that are held in escrow. See "Market for Common Equity and Related Stockholder Matters -- Escrow Shares." The address of Mr. Sallee is 980 South Powers Court, N.W., Atlanta, Georgia 30327.

     (7) Includes 91,319 shares subject to options granted by Mr. Gorlin to Michael E. Noonan. Also includes 67,338 shares that are held in escrow. See "Market for Common Equity and Related Stockholder Matters -- Escrow Shares." The address of Mr. Gorlin is 150 Gulf Shore Drive, Unit 601, Destin, Florida 32541. Mr. Gorlin may be deemed a "founder" of the Company, as such term is defined in the Securities Act of 1933.

     (8) The address of Westlake Acquisition Corporation is #205-15225 Thrift Avenue, White Rock, BC, Canada V4B 2K9.

     (9) Includes 209,440 shares underlying a UPO to purchase 52,360 Units owned directly by Mrs. Renov and 68,000 shares underlying a UPO to purchase 17,000 Units owned by D.H. Blair & Co., Inc. ("Blair & Co."). Each Unit consists of one share of LTI Common Stock, one Class A Common Stock Purchase Warrant ("Class A Warrant") and one Class B Common Stock Purchase Warrant ("Class B Warrant"). See "Market for Common Equity and Related LTI Stockholder Matters -- LTI Warrants." Mrs. Renov has sole voting power of and dispositive control over shares owned by her and shares voting power of and dispositive control over shares owned by Blair & Co. Mr. and Mrs. Renov, collectively, are principal shareholders of Blair & Co. The address of Mrs. Renov is 172 Broadway, Lawrence, New York 11559.

     (10) Includes 209,440 shares underlying a UPO to purchase 52,360 Units owned directly by Mrs. Stahler and 68,000 shares underlying a UPO to purchase 17,000 Units owned by Blair & Co. Mrs. Stahler has sole voting power of and dispositive control over shares owned by her and shares voting power of and dispositive control over shares owned by Blair & Co. Mr. and Mrs. Stahler, collectively, are principal shareholders of Blair & Co. The address of Mrs. Stahler is 10 Lakeside Drive, Lawrence, New York 11559.

     (11) Includes 216,651 shares issuable upon exercise of options that are immediately exercisable. Does not include 19,668 shares issuable upon exercise of options that are not exercisable within sixty days.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Upon the conversion of the Series A Preferred Stock in connection with the Company's initial public offering (the "1996 Offering") of 1,700,000 units (the "IPO Units"), each IPO Unit consisting of one share of the Company's common stock ("Common Stock"), one Class A Warrant and one Class B Warrant (collectively, the "Warrants"), the Company paid to D. H. Blair Capital Corp. approximately $150,000, representing the accumulated dividends on the Series A Preferred Stock. The sole stockholder of D. H. Blair Corp. is J. Morton Davis, who is also the sole stockholder of D. H. Blair Investment Banking Corp. ("Blair" or the "Underwriter"), the underwriter for the 1996 Offering. Blair also acted as Placement Agent for certain bridge financing of the Company in April and May 1996 for which it received a placement agent fee of $199,500 and a non-accountable expense allowance of $59,850.

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

         Blair acted as the underwriter of the IPO Units in the 1996 Offering for which it received underwriting discounts and commissions of $909,075 and a non-accountable expense allowance of $293,250. In addition, in connection with the 1996 Offering, the Company agreed to sell to Blair and its designees, for nominal consideration, the option to purchase up to 170,000 IPO Units (the
"Unit Purchase Option") substantially identical to the IPO Units offered in the 1996 Offering, except that the Class A Warrants and Class B Warrants included therein are each subject to redemption by the Company, in accordance with the terms of the Warrant Agreement, at any time after the Unit Purchase Options have been exercised and the underlying warrants are outstanding.

         In April 1996, Steve Gorlin, a principal stockholder of the Company, granted to Michael E. Noonan, Chairman, President and Chief Executive Officer of the Company, options to purchase 91,319 shares of Common Stock owned by Mr. Gorlin. The options are exercisable immediately at $0.68 per share and expire ten years from the date of grant. The Company has granted Mr. Noonan demand and piggyback registration rights with respect to the shares of Common Stock issuable upon exercise of these options.

         In April 1996, pursuant to an agreement dated March 21, 1996, TransMillennial Resource Corporation ("TRM") contributed to the capital of the Company $307,457 of indebtedness owed by the Company to TMR for management services, expenses and other indebtedness and converted the remaining $428,346 of Company indebtedness into 158,048 shares of Common Stock at a rate of one share for every $2.7102 of indebtness. In April 1996, pursuant to additional debt conversion agreements dated March 21, 1996 (the "Debt Conversion Agreements") an aggregate of $550,210 of indebtness of the Company was converted into 203,013 shares of Common Stock at a rate of one share for every $2.7102 of indebtedness.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A.

         (a)      Financial Statements
                  See "Contents to Consolidated Financial Statements."

         (b)      Reports on Form 8-K and 8-K/A.
                   No reports on Form 8-K or 8-K/A were filed by the Company
                  during the fourth quarter of the fiscal year ended March 31, 1999.

         (c)      Exhibits
                  The following exhibits are filed as part of this report:


                                  EXHIBIT INDEX

EXHIBIT NO.                                 DESCRIPTION
-----------                                 -----------
     1.1(1)       --       FORM OF UNDERWRITING AGREEMENT

     3.1(1)       --       RESTATED CERTIFICATE OF INCORPORATION OF THE
                           REGISTRANT

     3.2(1)       --       BY-LAWS OF THE REGISTRANT

     4.1(1)       --       FORM OF BRIDGE NOTE

     4.2(1)       --       FORM OF WARRANT AGREEMENT

     4.3(1)       --       FORM OF UNDERWRITER'S UNIT PURCHASE OPTION

    10.1(2)       --       EMPLOYMENT AGREEMENT BETWEEN THE REGISTRANT AND
                           MICHAEL E. NOONAN

    10.2(2)       --       REGISTRATION RIGHTS AGREEMENT BETWEEN THE REGISTRANT
                           AND MICHAEL E. NOONAN

    10.3(1)       --       ESCROW AGREEMENT BETWEEN THE REGISTRANT, AMERICAN
                           STOCK TRANSFER & TRUST COMPANY AND CERTAIN SECURITY
                           HOLDERS OF THE REGISTRANT

    10.3A(2)      --       AMENDMENT TO ESCROW AGREEMENT BETWEEN THE REGISTRANT,
                           AMERICAN STOCK TRANSFER & TRUST COMPANY AND CERTAIN
                           SECURITY HOLDERS OF THE REGISTRANT

    10.4(1)       --       FORM OF DEBT CONVERSION AGREEMENT BETWEEN THE
                           REGISTRANT AND THE CONVERSION INVESTORS

    10.5(1)       --       MEMORANDUM OF UNDERSTANDING DATED AUGUST 26, 1994,
                           BETWEEN THE REGISTRANT AND TMR, AS AMENDED.

    10.6(1)       --       OUTSOURCING AGREEMENT DATED SEPTEMBER 1, 1994,
                           BETWEEN THE REGISTRANT AND TMR

    10.7(1)       --       AMENDED AND RESTATED 1996 STOCK OPTION PLAN

    10.8(1)       --       FORM OF INDEMNIFICATION AGREEMENT

    27.1          --       FINANCIAL DATA SCHEDULE (FOR SEC USE ONLY)

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

         SIGNATURE                                   TITLE                                   DATE
         ---------                                   -----                                   ----
LAMINATING TECHNOLOGIES, INC.

BY: /S/  MICHAEL E. NOONAN                  CHAIRMAN, PRESIDENT & CEO                   JUNE 23, 1999
    --------------------------------
         MICHAEL E. NOONAN

BY: /S/  DONALD L. ALDRIDGE                 CHIEF FINANCIAL OFFICER                     JUNE 23, 1999
    --------------------------------
         DONALD L. ALDRIDGE

BY: /S/  SHIRLEY A. PIGG                    CONTROLLER                                  JUNE 23, 1999
    --------------------------------
         SHIRLEY A. PIGG


         IN ACCORDANCE WITH THE EXCHANGE ACT, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES SPECIFIED.


         SIGNATURE                                  TITLE                                 DATE
/S/      MICHAEL E. NOONAN                   CHAIRMAN, PRESIDENT & CEO               JUNE 23, 1999
------------------------------------
         MICHAEL E. NOONAN

/S/      RONALD L. CHRISTENSEN               DIRECTOR                                JUNE 23, 1999
------------------------------------
         RONALD L. CHRISTENSEN

/S/      JEROME I. GELLMAN                   DIRECTOR                                JUNE 23, 1999
------------------------------------
         JEROME I. GELLMAN

/S/      WILLIAM J. WARREN                   DIRECTOR                                JUNE 23, 1999
------------------------------------
         WILLIAM J. WARREN

                       FINANCIAL STATEMENTS AND REPORT OF
                    INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                         LAMINATING TECHNOLOGIES, INC.
                                 AND SUBSIDIARY
                            MARCH 31, 1999 AND 1998

                                    CONTENTS


                                                              PAGE
                                                              ----
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS..........   F-3
CONSOLIDATED FINANCIAL STATEMENTS
  CONSOLIDATED BALANCE SHEETS...............................   F-4
  CONSOLIDATED STATEMENTS OF OPERATIONS.....................   F-5
  CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'
     EQUITY.................................................   F-6
  CONSOLIDATED STATEMENTS OF CASH FLOWS.....................   F-8
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS................  F-10

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Laminating Technologies, Inc.
Atlanta, Georgia

     We have audited the accompanying consolidated balance sheets of Laminating Technologies, Inc. and subsidiary (a development stage company) as of March 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended and for the period from April 19, 1993 (inception), to March 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The cumulative statements of operations and cash flows for the period April 19, 1993 (inception) to March 31, 1999 include amounts for the period April 19, 1993 through March 31, 1997 which were audited by other auditors whose report dated June 4, 1997 expressed an unqualified opinion on those statements. Our opinion, insofar as it relates to the amounts included for the period April 19, 1993 through March 31, 1997, is based solely on the report of the other auditors.

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

     In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Laminating Technologies, Inc. and subsidiary as of March 31, 1999 and 1998, and the consolidated results of their operations, and their consolidated cash flows for the years then ended, and from April 19, 1993 (inception), to March 31, 1999, in conformity with generally accepted accounting principles.


GRANT THORNTON, LLP

Atlanta, Georgia
May 6, 1999

                  LAMINATING TECHNOLOGIES, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEET

                                                                      MARCH 31,
                                                              -------------------------
                                                                 1999          1998
                                                              -----------   -----------
                                        ASSETS
Current Assets
  Cash......................................................  $   210,271   $   738,933
  Investments (Note A-2)....................................    1,670,299     2,459,011
  Accounts receivable, net of an allowance for doubtful
     accounts of $33,210....................................      197,733        68,923
  Inventories (Notes A-3 and B).............................      400,812       398,304
  Prepaid expenses..........................................       59,972       152,041
  Other current assets......................................        1,544         1,544
                                                              -----------   -----------
          Total current assets..............................    2,540,631     3,818,756
Property and Equipment, Net
  (Notes A-4 and C).........................................      261,234       180,634
                                                              -----------   -----------
                                                              $ 2,801,865   $ 3,999,390
                                                              ===========   ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY (NOTE E)
Current Liabilities
  Current maturity of note payable..........................  $    39,840   $    44,441
  Accounts payable -- trade.................................       50,148       186,559
  Accrued expenses..........................................      100,080       124,200
                                                              -----------   -----------
          Total current liabilities.........................      190,068       355,200
Note Payable, Net of Current Maturities.....................           --        39,840
Commitments and Other Matters (Note F)......................           --            --
Stockholders' Equity
  Series A convertible preferred stock, par value $.01,
     5,000,000 shares authorized, none issued...............           --            --
  Common stock, par value $.01, 20,000,000 shares
     authorized, 3,185,100 shares issued and outstanding....       31,851        31,851
  Additional paid-in capital................................   11,709,254    11,709,254
  Deficit accumulated during the development stage..........   (9,103,931)   (8,136,755)
  Other comprehensive earnings (loss) (Note A-2)............      (25,377)           --
                                                              -----------   -----------
          Total stockholders' equity........................    2,611,797     3,604,350
                                                              -----------   -----------
                                                              $ 2,801,865   $ 3,999,390
                                                              ===========   ===========

        The accompanying notes are an integral part of these statements.

                  LAMINATING TECHNOLOGIES, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                    APRIL 19, 1993
                                                                                    (COMMENCEMENT
                                                          YEARS ENDED MARCH 31,     OF OPERATIONS)
                                                        -------------------------      THROUGH
                                                           1999          1998       MARCH 31, 1999
                                                        -----------   -----------   --------------
Net sales.............................................  $ 1,877,703   $   519,069    $ 2,762,475
Cost of goods sold....................................    1,283,642       401,119      2,717,285
                                                        -----------   -----------    -----------
  Gross profit........................................      594,061       117,950         45,190
Selling, general and administrative expenses..........    1,334,862     1,154,309      7,178,225
Research and development expense......................      463,182       543,220      1,399,732
                                                        -----------   -----------    -----------
  Operating loss......................................   (1,203,983)   (1,579,579)    (8,532,767)
Interest expense......................................       (5,136)       (5,867)      (966,786)
Investment income.....................................      124,421       232,762        466,716
Cancellation of debt..................................      117,522           612        289,042
Loss on abandonment of fixed assets...................           --            --       (104,184)
                                                        -----------   -----------    -----------
  Net loss............................................  $  (967,176)  $(1,352,072)   $(8,847,979)
                                                        ===========   ===========    ===========
Net loss per common share
  Basic...............................................  $     (0.35)  $     (0.49)
                                                        ===========   ===========
  Diluted.............................................  $     (0.35)  $     (0.49)
                                                        ===========   ===========
Weighted average number of common shares
  outstanding.........................................    2,775,100     2,775,095
                                                        ===========   ===========

        The accompanying notes are an integral part of these statements.

                  LAMINATING TECHNOLOGIES, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                                        DEFICIT
                                       PREFERRED STOCK      COMMON STOCK                                              ACCUMULATED
                                        PAR VALUE $.01     PAR VALUE $.01        STOCK       ADDITIONAL               DURING THE
                                       ----------------   -----------------   SUBSCRIPTION    PAID-IN     TREASURY    DEVELOPMENT
                                       SHARES    AMOUNT    SHARES    AMOUNT    RECEIVABLE     CAPITAL       STOCK        STAGE
                                       -------   ------   --------   ------   ------------   ----------   ---------   -----------
Common stock issued in connection
  with the acquisition of the assets
  of Cool-R Enterprises, Inc. in
  April 1993.........................       --   $  --     168,114   $1,681     $    --      $   (1,681)  $      --   $  (255,952)
Common stock issued in connection
  with obtaining rights to developed
  technology in April 1993...........       --      --     150,126    1,501          --          (1,501)         --            --
Issuance of common stock for cash and
  settlement of debt in April 1993...       --      --     235,221    2,352          --         635,148          --            --
Cash contributed by stockholder......       --      --          --       --          --          12,500          --            --
Issuance of convertible preferred
  stock for cash in September 1993...  250,000   2,500          --       --          --         497,500          --            --
Common stock issued to an officer in
  connection with the signing of an
  employment agreement in October
  1993...............................       --      --      46,122      461      (1,250)        124,539          --            --
Net loss for the period April 19,
  1993 (commencement of operations)
  through March 31, 1994.............       --      --          --       --          --              --          --    (1,361,215)
                                       -------   ------   --------   ------     -------      ----------   ---------   -----------
Balance, March 31, 1994..............  250,000   2,500     599,583    5,995      (1,250)      1,266,505          --    (1,617,167)
Issuance of common stock for cash in
  May 1994...........................       --      --       3,690       37          --          19,963          --            --
Common stock issued as consideration
  for compensation in August 1994....       --      --      50,662      507          --         136,799          --            --
Services contributed by
  stockholder........................       --      --          --       --          --          30,000          --            --
Net loss for the year ended March 31,
  1995...............................       --      --          --       --          --              --          --    (1,530,061)
                                       -------   ------   --------   ------     -------      ----------   ---------   -----------
Balance, March 31, 1995..............  250,000   2,500     653,935    6,539      (1,250)      1,453,267          --    (3,147,228)
Issuance of common stock as
  settlement of notes payable to a
  stockholder in June 1995...........       --      --      33,208      332          --          89,668          --            --
Collection of stock subscription.....       --      --          --       --       1,250              --          --            --
Common stock purchased for
  treasury...........................       --      --    (126,114)      --          --              --    (150,000)           --
Common stock issued from treasury....       --      --     126,114       --          --              --     150,000            --


                                           OTHER
                                       COMPREHENSIVE
                                         EARNINGS
                                          (LOSS)          TOTAL
                                       -------------   -----------
Common stock issued in connection
  with the acquisition of the assets
  of Cool-R Enterprises, Inc. in
  April 1993.........................       $--        $  (255,952)
Common stock issued in connection
  with obtaining rights to developed
  technology in April 1993...........       --                  --
Issuance of common stock for cash and
  settlement of debt in April 1993...       --             637,500
Cash contributed by stockholder......       --              12,500
Issuance of convertible preferred
  stock for cash in September 1993...       --             500,000
Common stock issued to an officer in
  connection with the signing of an
  employment agreement in October
  1993...............................       --             123,750
Net loss for the period April 19,
  1993 (commencement of operations)
  through March 31, 1994.............       --          (1,361,215)
                                            --         -----------
Balance, March 31, 1994..............       --            (343,417)
Issuance of common stock for cash in
  May 1994...........................       --              20,000
Common stock issued as consideration
  for compensation in August 1994....       --             137,306
Services contributed by
  stockholder........................       --              30,000
Net loss for the year ended March 31,
  1995...............................       --          (1,530,061)
                                            --         -----------
Balance, March 31, 1995..............       --          (1,686,172)
Issuance of common stock as
  settlement of notes payable to a
  stockholder in June 1995...........       --              90,000
Collection of stock subscription.....       --               1,250
Common stock purchased for
  treasury...........................       --            (150,000)
Common stock issued from treasury....       --             150,000

                  LAMINATING TECHNOLOGIES, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY --(CONTINUED)

                                                                                                                         DEFICIT
                                     PREFERRED STOCK       COMMON STOCK                                                ACCUMULATED
                                     PAR VALUE $.01       PAR VALUE $.01         STOCK       ADDITIONAL                DURING THE
                                    -----------------   -------------------   SUBSCRIPTION     PAID-IN     TREASURY    DEVELOPMENT
                                     SHARES    AMOUNT    SHARES     AMOUNT     RECEIVABLE      CAPITAL       STOCK        STAGE
                                    --------   ------   ---------   -------   ------------   -----------   ---------   -----------
Common stock contributed to
  treasury and cancelled..........        --      --       (7,379)      (74)         --               74          --            --
Contribution to capital (Note
  I)..............................        --      --           --        --          --          307,457          --            --
Net loss for the year ended March
  31, 1996........................        --      --           --        --          --               --          --    (1,228,745)
                                    --------   ------   ---------   -------     -------      -----------   ---------   -----------
Balance, March 31, 1996...........   250,000   2,500      679,764     6,797          --        1,850,466          --    (4,375,973)
Warrants issued in connection with
  bridge notes....................        --      --           --        --          --          665,000          --            --
Conversion of debt to common
  stock...........................        --      --      361,061     3,611          --          974,961          --            --
Common stock issued as
  consideration for
  compensation....................        --      --        4,689        47          --           12,660          --            --
Stock options issued by
  stockholders to an officer as
  compensation....................        --      --           --        --          --          386,000          --            --
Payment of cumulative dividends on
  Series A preferred stock........        --      --           --        --          --         (150,000)         --            --
Preferred stock conversion........  (250,000)  (2,500)    184,486     1,845          --              655          --            --
Sale of 1,955,000 shares of common
  stock (net of offering costs)...        --      --    1,955,000    19,550          --        7,968,863          --            --
Net loss for the year ended March
  31, 1997........................        --      --           --        --          --               --          --    (2,408,710)
                                    --------   ------   ---------   -------     -------      -----------   ---------   -----------
Balance, March 31, 1997...........        --      --    3,185,000    31,850          --       11,708,605          --    (6,784,683)
Exercise of 100 class A
  warrants........................        --      --          100         1          --              649          --            --
Net loss for the year ended March
  31, 1998........................        --      --           --        --          --               --          --    (1,352,072)
                                    --------   ------   ---------   -------     -------      -----------   ---------   -----------
Balance, March 31, 1998...........        --      --    3,185,100    31,851          --       11,709,254          --    (8,136,755)
Net loss for the year ended year
  ended March 31, 1999............        --      --           --        --          --               --          --      (967,176)
Other comprehensive earnings
  (loss) unrealized net losses on
  marketable securities...........        --      --           --        --          --               --          --            --
                                    --------   ------   ---------   -------     -------      -----------   ---------   -----------
Comprehensive earnings (loss).....        --      --           --        --          --               --          --            --
Balance, March 31, 1999...........        --   $  --    3,185,100   $31,851     $    --      $11,709,254   $      --   $(9,103,931)
                                    ========   ======   =========   =======     =======      ===========   =========   ===========


                                        OTHER
                                    COMPREHENSIVE
                                      EARNINGS
                                       (LOSS)          TOTAL
                                    -------------   -----------
Common stock contributed to
  treasury and cancelled..........          --               --
Contribution to capital (Note
  I)..............................          --          307,457
Net loss for the year ended March
  31, 1996........................          --       (1,228,745)
                                      --------      -----------
Balance, March 31, 1996...........          --       (2,516,210)
Warrants issued in connection with
  bridge notes....................          --          665,000
Conversion of debt to common
  stock...........................          --          978,572
Common stock issued as
  consideration for
  compensation....................          --           12,707
Stock options issued by
  stockholders to an officer as
  compensation....................          --          386,000
Payment of cumulative dividends on
  Series A preferred stock........          --         (150,000)
Preferred stock conversion........          --               --
Sale of 1,955,000 shares of common
  stock (net of offering costs)...          --        7,988,413
Net loss for the year ended March
  31, 1997........................          --       (2,408,710)
                                      --------      -----------
Balance, March 31, 1997...........          --        4,955,772
Exercise of 100 class A
  warrants........................                          650
Net loss for the year ended March
  31, 1998........................          --       (1,352,072)
                                      --------      -----------
Balance, March 31, 1998...........          --        3,604,350
Net loss for the year ended year
  ended March 31, 1999............          --         (967,176)
Other comprehensive earnings
  (loss) unrealized net losses on
  marketable securities...........     (25,377)         (25,377)
                                      --------      -----------
Comprehensive earnings (loss).....          --         (992,553)
                                                    -----------
Balance, March 31, 1999...........    $(25,377)     $ 2,611,797
                                      ========      ===========

         The accompanying notes are an integral part of this statement.

                  LAMINATING TECHNOLOGIES, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  APRIL 19, 1993
                                                                                  (COMMENCEMENT
                                                        YEARS ENDED MARCH 31,     OF OPERATIONS)
                                                      -------------------------      THROUGH
                                                         1999          1998       MARCH 31, 1999
                                                      -----------   -----------   --------------
Cash flows from operating activities:
  Net loss.........................................   $  (967,176)  $(1,352,072)   $(8,847,979)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
     Provision for doubtful accounts...............         8,210        25,000         53,210
     Depreciation and amortization.................        93,006        88,551        381,013
     Compensation recorded for fair value of common
       shares issued in excess of price paid by
       employee....................................            --            --        273,763
     Compensation recorded for stock options issued
       by stockholders to an officer...............            --            --        386,000
     Services contributed by stockholder...........            --            --         30,000
     Noncash finance charge........................            --            --        684,551
     Loss on disposal of fixed assets..............            --            --        122,375
     Changes in operating assets and liabilities:
       Increase in accounts receivable.............      (137,021)      (85,151)      (238,514)
       Increase in inventories.....................        (2,508)     (294,978)      (341,111)
       Increase in other assets and prepaid
          expenses.................................        92,069      (112,018)       (45,499)
       Increase in due to related party............            --            --        790,082
       Decrease in accounts payable and accrued
          expenses.................................      (160,531)      (36,475)        21,523
                                                      -----------   -----------    -----------
          Net cash used in operating activities....    (1,073,951)   (1,767,143)    (6,730,586)
                                                      -----------   -----------    -----------
Cash flows from investing activities:
  Acquisitions of fixed assets.....................      (173,606)      (59,961)      (721,546)
  Sale (purchase) of investments...................       763,336     1,573,256     (1,695,675)
                                                      -----------   -----------    -----------
          Net cash provided by (used in) investing
            activities.............................       589,730     1,513,295     (2,417,221)
                                                      -----------   -----------    -----------
Cash flows from financing activities:
  Proceeds of notes payable........................        44,441       112,000      2,625,309
  Repayment of notes payable.......................            --       (27,719)    (2,611,676)
  Proceeds of notes payable -- stockholders........            --            --        458,700
  Repayment of notes payable -- stockholders.......            --            --        (49,736)
  Advances from stockholders.......................            --            --         11,485
  Repayment of capital leases payable..............            --            --        (41,367)
  Proceeds from sale of common stock...............            --            --      8,600,913
  Proceeds from sale of preferred stock............            --            --        500,000
  Proceeds from stock subscription receivable......            --            --          1,250
  Cash contributed by stockholder..................            --            --         12,500
  Proceeds from exercise of warrants...............                         650            650
  Payment of dividends on preferred stock..........            --            --       (150,000)
                                                      -----------   -----------    -----------
          Net cash provided by financing
            activities.............................        44,441        84,931      9,358,078
                                                      -----------   -----------    -----------
Net (decrease) increase in cash....................   $  (528,662)  $  (168,917)   $   210,271
Cash at beginning of period........................       738,933       907,850             --
                                                      -----------   -----------    -----------
Cash at end of period..............................   $   210,271   $   738,933    $   210,271
                                                      ===========   ===========    ===========

                                                                                  APRIL 19, 1993
                                                                                  (COMMENCEMENT
                                                        YEARS ENDED MARCH 31,     OF OPERATIONS)
                                                      -------------------------      THROUGH
                                                         1999          1998       MARCH 31, 1999
                                                      -----------   -----------   --------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for interest.........   $     5,136   $     5,867    $   684,776
  Noncash transactions:
     Common stock subscribed.......................            --            --          1,256
     Common stock issued for developed
       technology..................................            --            --        406,875
     Conversion of debt to equity..................            --            --        978,572
     Common stock issued as settlement of note
       payable to stockholder......................            --            --         90,000
     Due to stockholder for shares purchased for
       Treasury....................................            --            --         19,551
     Cancellation of debt obligation in exchange
       for fixed assets............................            --            --         54,279
     Settlement of related party debt by capital
       contribution................................            --            --        307,457

        The accompanying notes are an integral part of these statements.

                  LAMINATING TECHNOLOGIES, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1999 AND 1998

NOTE A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     On December 17, 1998 the Company's stock and warrants were delisted. This event occurred as a result of the Company's inability to maintain a certain bid price and market capitalization requirements. The Company's stock is currently traded on the NASD Supplemental Market under the symbol "LAMT".

1. PRINCIPLES OF CONSOLIDATION

     The accompanying financial statements have been prepared on a consolidated basis. They include the accounts of the Company and its wholly owned subsidiary, Revenue Process Development, Inc. All intercompany transactions and balances have been eliminated in consolidation.

2. INVESTMENTS

     Investments consist primarily of commercial paper. These investments are accounted for as available for sale securities and are stated at fair value, which approximates cost. Unrealized gains or losses on these investments are included in other comprehensive earnings (loss).

3. INVENTORY

     Inventory is recorded at lower of cost or market, using the first-in, first-out (FIFO) cost flow method.

4. PROPERTY AND EQUIPMENT

     Machinery, furniture and equipment, including property under capital lease arrangements, are carried at cost. Depreciation is provided using the double declining balance method over the estimated useful lives of the assets as follows:

Machinery and equipment.....................................  3-10 years
Furniture and fixtures......................................     5 years

5. ADVERTISING EXPENSE

     All advertising costs are expensed in the period incurred. Advertising expense for the years ended March 31, 1999, and March 31, 1998 was approximately $136,000 and $130,000, respectively.

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

                  LAMINATING TECHNOLOGIES, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            MARCH 31, 1999 AND 1998


                                  (CONTINUED)


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

8. LOSS PER SHARE

     Basic net loss per common share is based upon the weighted average number of common shares outstanding during the period. Diluted net loss per common share is based upon the weighted average number of common shares outstanding less contingently returnable shares plus dilutive potential common shares, including options and warrants outstanding during the period.

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

NOTE B.  INVENTORY

     Inventories at March 31, 1999 and 1998 are summarized as follows:

                                                                1999       1998
                                                              --------   --------
Raw materials...............................................  $108,904   $161,522
Work-in-process.............................................    45,488     49,709
Finished goods..............................................   246,420    187,073
                                                              --------   --------
                                                              $400,812   $398,304
                                                              ========   ========

                  LAMINATING TECHNOLOGIES, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            MARCH 31, 1999 AND 1998


                                  (CONTINUED)


NOTE C.  PROPERTY AND EQUIPMENT

     Fixed assets at March 31, 1999 and 1998 are summarized as follows:

                                                                1999       1998
                                                              --------   --------
Machinery and equipment.....................................  $353,623   $190,734
Furniture and fixtures......................................   118,246    107,529
Leasehold improvements......................................        --     15,371
                                                              --------   --------
                                                               471,869    313,634
Less accumulated depreciation...............................   210,635    133,000
                                                              --------   --------
                                                              $261,234   $180,634
                                                              ========   ========

NOTE D.  NOTE PAYABLE

     During fiscal year ending March 31, 1998, the Company borrowed $112,000. This note bears interest at 8% and is payable in equal monthly installments through January, 2000. The amount due on this note at March 31, 1999 is $39,840.

     Future maturities of the note payable as of March 31, 1999 are as follows:

                       YEARS ENDING:
                       -------------
2000........................................................  $39,840
                                                              =======

NOTE E.  STOCKHOLDERS' EQUITY

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

                  LAMINATING TECHNOLOGIES, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            MARCH 31, 1999 AND 1998


                                  (CONTINUED)


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

     The Company has outstanding 2,952,400 Class A warrants and 1,955,100 Class B warrants exercisable for a five year period commencing October 9, 1996.

6. SHARES RESERVED FOR ISSUANCE


     The Company has 8,789,900 shares of common stock for issuance as follows:



Class A warrants............................................  2,952,400
Class B warrants............................................  4,907,500
Underwriter's Unit Purchase Option..........................    680,000
1996 Stock Option Plan......................................    250,000
                                                              ---------
                                                              8,789,900
                                                              =========

                  LAMINATING TECHNOLOGIES, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            MARCH 31, 1999 AND 1998


                                  (CONTINUED)


NOTE F.  COMMITMENTS AND OTHER MATTERS

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

2. OPERATING LEASE

     The Company entered into operating leases for its office facility and a warehouse facility. Total rental expense under operating lease arrangements was approximately $123,519 and $90,000 for the years ended March 31, 1999 and March 31, 1998, respectively. During the year ended March 31, 1999, the lease terminated and the Company began leasing the facility on a month to month basis.

NOTE G.  NET LOSS PER COMMON SHARE

     The following table sets forth the computation of basic and diluted loss per share.

                                                              MARCH 31,    MARCH 31,
                                                                1999         1998
                                                              ---------   -----------
Numerator for basic and diluted net loss per common
  share -- loss attributable to common stockholders.........  $(967,176)  $(1,352,072)
                                                              =========   ===========

     The following table sets forth the computation of basic and diluted loss per share.

                                                              MARCH 31,    MARCH 31,
                                                                 1999         1998
                                                              ----------   ----------
Denominator for basic net loss per common share -- weighted
  average shares outstanding................................   2,775,100    2,775,095
Effect of dilutive options and warrants.....................          --           --
                                                              ----------   ----------
Denominator for diluted net loss per common share --adjusted
  weighted average shares outstanding.......................   2,775,100    2,775,095
                                                              ==========   ==========
Basic net loss per share....................................  $     (.35)  $    (0.49)
                                                              ==========   ==========
Diluted net loss per share..................................  $     (.35)  $    (0.49)
                                                              ==========   ==========

                  LAMINATING TECHNOLOGIES, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            MARCH 31, 1999 AND 1998


                                  (CONTINUED)


NOTE H.  INCOME TAXES

     The Company's temporary differences result in a net deferred income tax asset which is reduced to zero by a related valuation allowance summarized as follows:

                                                               MARCH 31,     MARCH 31,
                                                                 1999          1998
                                                              -----------   -----------
Deferred income tax assets
  Net operating loss carryforward...........................  $ 3,220,000   $ 2,850,000
  Other.....................................................       20,000       124,000
          Gross deferred tax assets.........................    3,240,000     2,974,000
Deferred tax asset valuation allowance......................   (3,240,000)   (2,974,000)
                                                              -----------   -----------
          Net deferred tax asset............................           --            --
                                                              ===========   ===========

     The net increase of the deferred tax asset valuation allowance for the year ended March 31, 1998 and 1998 was $266,000 and $374,000, respectively.

     At March 31, 1999, the Company had net operating loss carryforwards of approximately $8,353,000 available to reduce future taxable income which expire as follows:

                                                                 NET
FISCAL                                                        OPERATING
YEAR                                                             LOSS
------                                                        ----------
2009........................................................  $1,289,000
2010........................................................   1,439,000
2011........................................................   1,303,000
2012........................................................   2,084,000
2013........................................................   1,287,000
2019........................................................     951,000
                                                              ----------
                                                              $8,353,000
                                                              ==========

     Under Section 382 of the Internal Revenue Code, the Company is subject to an annual limitation of approximately $350,000 on utilization of its net operating loss carryforwards because an ownership change of more than 50% has occurred.

     Reconciliations of statutory Federal tax rates to the effective tax rate for the years ended March 31, 1999 and March 31, 1998 are as follows:

                                                              MARCH 31,   MARCH 31,
                                                                1999        1998
                                                              ---------   ---------
Income tax benefit at 34%...................................     (34)%       (34)%
State taxes, net of Federal income tax effect...............      (4)         (4)
Tax benefit of losses not recognized........................      38          38
                                                                 ---         ---
  Effective tax rate........................................      --%         --%
                                                                 ===         ===

NOTE I.  STOCK OPTION PLAN

     In 1996, the Board of Directors adopted and the Company's stockholders approved the Amended and Restated 1996 Stock Option Plan (the "Plan"). Pursuant to the Plan, as amended, incentive stock options and

                  LAMINATING TECHNOLOGIES, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            MARCH 31, 1999 AND 1998


                                  (CONTINUED)


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

     Stock options activity is summarized as follows:

                                                      MARCH 31, 1999       MARCH 31, 1998
                                                    ------------------   ------------------
                                                              WEIGHTED             WEIGHTED
                                                              AVERAGE              AVERAGE
                                                              EXERCISE             EXERCISE
                                                    SHARES     PRICE     SHARES     PRICE
                                                    -------   --------   -------   --------
Outstanding, beginning of year....................  247,000    $3.09     170,000    $4.29
Granted...........................................       --       --      87,000      .96
Exercised.........................................       --       --          --       --
Forfeited.........................................       --       --      10,000     5.00
                                                    -------    -----     -------    -----
Outstanding end of year...........................  247,000     3.09     247,000     3.09
                                                    =======    =====     =======    =====

                  LAMINATING TECHNOLOGIES, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            MARCH 31, 1999 AND 1998


                                  (CONTINUED)


     The following table summarizes information about stock options outstanding at March 31, 1999:

                                            OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                                  ----------------------------------------   -------------------------
                                                     WEIGHTED
                                      NUMBER         AVERAGE      WEIGHTED       NUMBER       WEIGHTED
                                  OUTSTANDING AT    REMAINING     AVERAGE    EXERCISABLE AT   AVERAGE
                                    MARCH 31,      CONTRACTUAL    EXERCISE     MARCH 31,      EXERCISE
         EXERCISE PRICE                1999        LIFE (YEARS)    PRICE          1999         PRICE
         --------------           --------------   ------------   --------   --------------   --------
$ .75...........................      84,000           8.99        $ .75         56,000        $0.75
 4.00...........................     120,000           2.21         4.00        120,000         4.00
 5.00...........................      40,000           6.04         5.00         32,500         5.00
 6.75...........................       3,000           8.39         6.75          1,500         6.75
                                     -------           ----        -----        -------        -----
                                     247,000           5.21        $3.09        210,000        $3.31
                                     =======           ====        =====        =======        =====

     The following table summarizes information about stock options outstanding at March 31, 1998:

                                            OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                                  ----------------------------------------   -------------------------
                                                     WEIGHTED
                                      NUMBER         AVERAGE      WEIGHTED       NUMBER       WEIGHTED
                                  OUTSTANDING AT    REMAINING     AVERAGE    EXERCISABLE AT   AVERAGE
                                    MARCH 31,      CONTRACTUAL    EXERCISE     MARCH 31,      EXERCISE
         EXERCISE PRICE                1998        LIFE (YEARS)    PRICE          1998         PRICE
         --------------           --------------   ------------   --------   --------------   --------
$ .75...........................      84,000           9.99        $ .75             --        $  --
 4.00...........................     120,000           3.21         4.00         80,000         4.00
 5.00...........................      40,000           7.04         5.00         26,666         5.00
 6.75...........................       3,000           9.39         6.75             --           --
                                     -------           ----        -----        -------        -----
                                     247,000           6.21        $3.09        106,666        $4.25
                                     =======           ====        =====        =======        =====

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

                                                            MARCH 31, 1999   MARCH 31, 1998
                                                            --------------   --------------
Net loss
  As reported.............................................   $  (967,176)     $(1,352,072)
  Pro forma...............................................    (1,102,739)      (1,487,635)
Basic net loss per common share
  As reported.............................................   $     (0.35)     $     (0.49)
  Pro forma...............................................         (0.40)           (0.54)
Diluted net loss per common share
  As reported.............................................   $     (0.35)     $     (0.49)
  Pro forma...............................................         (0.40)           (0.54)

     For purposes of the pro forma amounts above, the fair value of each option grant was estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in the years ended March 31, 1999 and 1998; expected volatility of 90%, risk-free interest rates of 6.7%; and expected lives of 10 years.

                  LAMINATING TECHNOLOGIES, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            MARCH 31, 1999 AND 1998


                                  (CONTINUED)


NOTE J.  SUBSEQUENT EVENT

     On April 26, 1999, the Company signed an agreement to sell substantially all of the operating assets of the Company, developed technology and the Company name to an unrelated third party. This agreement also includes covenants not to compete regarding certain technologies owned and developed by the Company. If ratified by a majority of the shareholders, the proposed transaction would result in the Company recording a loss of approximately $350,000 upon closing. The following pro forma financial information presents the proposed transaction as if it had occurred on March 31, 1999.

                                                                    REF.                   MARCH 31, 1999
                                                 MARCH 31, 1999   FOOTNOTE   ADJUSTMENTS     PRO FORMA
                                                 --------------   --------   -----------   --------------
                                                   (AUDITED)
Consolidated balance sheet:
  Assets:
     Cash......................................    $1,880,570        (1)      $ 477,890      $2,358,460
     Accounts receivable.......................       197,733        (2)       (197,733)             --
     Inventory.................................       400,812        (3)       (400,812)             --
     Property and equipment, net...............       261,234        (4)       (261,234)             --
     Other assets..............................        61,516                                    61,516
                                                   ----------                                ----------
          Total assets.........................    $2,801,865                                $2,419,976
                                                   ==========                                ==========
Liabilities and stockholders' equity:
  Liabilities:
     Accounts payable and accrued expenses.....    $  150,228                        --      $  150,228
     Note payable..............................        39,840                        --          39,840
                                                   ----------                                ----------
          Total liabilities....................       190,068                        --         190,068
Stockholders' equity:
  Preferred stock..............................    $       --                 $      --      $       --
  Common stock.................................        31,851                        --          31,851
  Additional paid-in capital...................    11,709,254                        --      11,709,254
  Accumulated deficit..........................    (9,129,308)       (5)       (381,889)     (9,511,197)
                                                   ----------                                ----------
          Total stockholders' equity...........     2,611,797                                 2,229,908
                                                   ----------                                ----------
          Total liabilities and stockholders'
            equity.............................    $2,801,865                                $2,419,976
                                                   ==========                                ==========

Footnote references:

(1)Cash has been adjusted to reflect the proceeds of the sale as follows:

Accounts receivable.........................................  $146,867
Inventory...................................................   200,406
Property and Equipment, net.................................   130,617
                                                              --------
                                                              $477,890
                                                              ========

(2) Accounts receivable has been adjusted to reflect the removal of the assets sold.
(3) Inventory has been adjusted to reflect the removal of the assets sold.
(4) Fixed assets has been adjusted to reflect the removal of assets sold.
(5) Accumulated deficit has been adjusted to reflect the additional loss attributable to the sale.

                  LAMINATING TECHNOLOGIES, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            MARCH 31, 1999 AND 1998


                                  (CONTINUED)


NOTE K  NEW ACCOUNTING PRONOUNCEMENT

     The AICPA Accounting Standards Executive Committee has issued Statement of Position (SOP) 98-1, Costs of Software for Internal Use and Related Reengineering Costs, which is effective for fiscal years beginning after December 15, 1998. SOP 98-1 segments an internal use software project into stages and the accounting is based on the stage in which the cost is incurred. The Company has not yet adopted this SOP 98-1, referred to above, and does not expect the adoption to have a material impact on the Company's results of operations or financial condition.