Form 10QSB
period 1999-06-30
LTI HOLDINGS INC
filed 1999-08-13
CIK 1014343

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549



                                   FORM 10-QSB



                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT

                  For the transition period from _____ to _____


                         Commission file number 0-21061


                               LTI HOLDINGS, INC.
        (Exact name of small business issuer as specified in its charter)

           Delaware                                             58-2044990
           --------                                             ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                               Identification No.)

              5115 New Peachtree Road, Suite 200, Atlanta, GA 30341
              -----------------------------------------------------
                    (Address of principal executive offices)

                                 (770) 454-7403
                                 --------------
                           (Issuer's telephone number)


                          Laminating Technologies, Inc.
                              1160 Hightower Trail
                                Atlanta, GA 30350
                                -----------------
                Former name and address of small business issuer

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


The number of shares of the issuer's Common Stock outstanding as of July 31, 1999 was 3,185,100.


Transitional Small Business Disclosure Format      Yes  [ ]      No [X]

                        LTI Holdings, Inc. AND SUBSIDIARY
             (formerly Laminating Technologies, Inc. and Subsidiary)



                                      INDEX


Part I - Financial Information                                                          Page No.

         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of June 30, 1999                           3
                  (Unaudited) and March 31, 1999 (Audited)

                  Consolidated Statements of Operations for the Three                       4
                  Months Ended June 30, 1999 and 1998 (Unaudited)

                  Consolidated Statements of Cash Flows for the Three                       5
                  Months Ended June 30, 1999 and 1998 (Unaudited)

                  Notes to Consolidated Financial Statements                                6

         Item 2.  Management's Discussion and Analysis of Financial                         7
                  Condition and Results of Operations


Part II - Other Information                                                                 9

                        LTI HOLDINGS, INC. AND SUBSIDIARY
             (formerly Laminating Technologies, Inc. and Subsidiary)

                           Consolidated Balance Sheets

                                                                  June 30, 1999   March 31, 1999
                                                                  -------------   --------------
                                                                   (Unaudited)      (Audited)
                              ASSETS

Current Assets:

           Cash                                                   $  1,050,150    $    210,271

           Investments                                                 997,025       1,670,299

           Accounts receivable (net of $33,210 allowance for                --         197,733
             doubtful accounts)

           Inventory                                                        --         400,812

           Other current assets                                         49,634          61,516
                                                                  ------------    ------------

                     Total Current Assets                            2,096,809       2,540,631

Property and equipment, net                                                 --         261,234
                                                                  ------------    ------------

                     Total Assets                                 $  2,096,809    $  2,801,865
                                                                  ============    ============

                              LIABILITIES

Current Liabilities:

           Current maturity of note payable                       $     28,164    $     39,840

           Accounts payable                                             33,199          50,148

           Accrued expenses                                             77,923         100,080
                                                                  ------------    ------------

                     Total Current Liabilities                         139,286         190,068

Notes payable, less current maturities                                      --              --
                                                                  ------------    ------------

                     Total Liabilities                                 139,286         190,068
                                                                  ------------    ------------

                     STOCKHOLDERS' EQUITY

Series A convertible preferred stock, par value $.01,
           5,000,000 shares authorized, none issued

Common stock, par value $.01, 20,000,000 shares authorized,             31,851          31,851
           3,185,100 shares and 3,185,100 shares issued and
           outstanding, respectively

Additional paid-in capital                                          11,709,254      11,709,254

Accumulated deficit                                                 (9,783,582)     (9,129,308)
                                                                  ------------    ------------

                     Total Stockholders' Equity                      1,957,523       2,611,797
                                                                  ------------    ------------

                     Total Liabilities and Stockholders' Equity   $  2,096,809    $  2,801,865
                                                                  ============    ============


           See notes to accompanying consolidated financial statements

                        LTI HOLDINGS, INC. AND SUBSIDIARY
             (formerly Laminating Technologies, Inc. and Subsidiary)

                      Consolidated Statements of Operations
                                   (Unaudited)



                                                   Three Months Ended
                                                        June 30,
                                                        --------
                                                   1999           1998
                                                   ----           ----

Net sales                                      $   553,002    $   263,945

Cost of sales                                      399,341        242,057
                                               -----------    -----------

Gross profit (loss)                                153,661         21,888

Selling, general and administrative expenses       471,424        307,205

Research and development expenses                   46,142        232,524
                                               -----------    -----------

Operating (loss)                                  (363,905)      (517,841)

Interest expense                                      (719)        (1,614)

Investment income                                   20,462         40,446

Loss on sale of assets                            (335,489)
                                               -----------    -----------

Net (loss)                                     $  (679,651)   $  (479,009)
                                               ===========    ===========


Net (loss) per share of common stock                 (0.24)         (0.17)
                                               ===========    ===========

Weighted average number of common
    shares outstanding                           2,775,100      2,775,100
                                               ===========    ===========




           See notes to accompanying consolidated financial statements

                        LTI HOLDINGS, INC. AND SUBSIDIARY
             (formerly Laminating Technologies, Inc. and Subsidiary)

                 Consolidated, Condensed Statement of Cash Flows
                                   (Unaudited)


                                                          Three Months Ended
                                                                June 30,
                                                                --------
                                                            1999        1998
                                                            ----        ----

Cash flows from operating activities:

  Net (loss)                                           $  (679,651)   $(479,009)

Adjustments to reconcile net (loss) to net cash
  (used in) operating activities:
  Depreciation and amortization                             18,305       22,882
  Changes in current assets and liabilities                571,321      132,716
                                                       -----------    ---------
    Net cash (used) in operating activities                (90,025)    (323,411)
                                                       -----------    ---------

Cash flows from investing activities:
  Sale (purchase) of investments                           698,650      471,135
  Acquisitions of fixed assets                             242,929     (145,639)
                                                       -----------    ---------
    Net cash (used) in investing activities                941,579      325,496
                                                       -----------    ---------

Cash flows from financing activities:
  (Repayment) of notes payable                             (11,675)     (10,780)
                                                       -----------    ---------
    Net cash provided by financing activities              (11,675)     (10,780)
                                                       -----------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       839,879       (8,695)
Cash and cash equivalents - beginning of period            210,271      738,933
                                                       -----------    ---------
CASH AND CASH EQUIVALENTS  - END OF PERIOD             $ 1,050,150    $ 730,238
                                                       ===========    =========


           See notes to accompanying consolidated financial statements

                        LTI HOLDINGS, INC. AND SUBSIDIARY
             (formerly Laminating Technologies, Inc. and Subsidiary)

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

         The unaudited interim condensed financial statements of LTI Holdings, Inc. and Subsidiary (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles have been condensed or omitted. These interim condensed financial statements should be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB for the fiscal year ended March 31, 1999.

         In the opinion of management, the interim condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim periods. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

         As of June 30, 1999, the Company sold substantially all of its operating assets for approximately $400,000. As of the present time, the Company has no operating business. In connection with the sale of the operating assets, the Company changed its name from Laminating Technologies, Inc. to LTI Holdings, Inc.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company was a development stage company organized to develop, design and market value-added packaging and specialty display products. Since its inception, the Company's efforts had been principally devoted to research, development and design of products, marketing activities and raising capital. The Company had only limited sales and has incurred substantial operating losses from these activities. As previously announced by the Company, as of June 30, 1999 the Company sold substantially all of its operating assets to Packaging Atlanta Corporation. The Company has ceased its operations and is in the process of exploring opportunities to effect an acquisition of the Company, by merger, exchange or issuance of securities, or similar business combination (a "Business Combination"). Therefore, readers should note that the following discussion of Results of Operations is being provided for historical comparison purposes only and is not meant to describe the Company's present operations or planned future operations.

         The following discussion should be read in conjunction with the Company's audited financial statements for the year ended March 31, 1999 included in Form 10-KSB.

RESULTS OF OPERATIONS

Three Months Ended June 30, 1998 and 1999.

         Net sales increased from approximately $264,000 in the three months ended June 30, 1998 ("1998 Three Months") to approximately $553,000 in the three months ended June 30, 1999 ("1999 Three Months"). This increase is primarily due to the Company's baking products line showing continued sales growth.

         Gross profit increased from approximately $22,000 in the 1998 Three Months, or 8.3% of sales, to approximately $154,000 in the 1999 Three Months, or 27.8% of sales. The gross profit margin was higher due to an increase in the sales of higher margin products.

         Selling, general and administrative expenses increased 53% from the 1998 Three Months of approximately $307,000 to approximately $471,000 in the 1999 Three Months. This increase is primarily due to expenses associated in preparing the proxy and other related costs involved with the sale of the Company's assets.

         Research and development expense decreased by approximately 80% from the 1998 Three Months of approximately $233,000 to approximately $46,000 in the 1999 Three Months. This decrease is due to the Company's product line becoming more developed as well as the Company preparing for the sale of its assets.

         Interest expense decreased approximately $1,000 from the 1998 Three Months of approximately $2,000 to approximately $1,000 in the 1999 Three Months. This decrease is due to the reduction in principal of an outstanding note. Interest income decreased from approximately $40,000 in the 1998 Three Months to approximately $20,000 in the 1999 Three Months. This decrease is primarily due to the amount of cash available for investing being greater in fiscal 1998 than in fiscal 1999.

         Loss on sale of assets was approximately $335,000 for the 1999 Three Months. This loss was recognized as a result of the Company selling substantially all of its assets. There was no such activity in the 1998 Three months.

         Net loss increased from approximately $479,000 or ($.17) per share in 1998 Three Months to approximately $680,000, or ($.24) per share, in 1999 Three Months as a result of the foregoing factors.

LIQUIDITY AND CAPITAL RESOURCES


         The Company used the approximately $400,000 proceeds from the sale of its assets to repay substantially all of LTI's indebtedness and satisfy its other obligations. On a going-forward basis, LTI plans to use its remaining cash to pay ongoing general and administrative expenses, which are significantly reduced from their historical levels, and to seek suitable Business Combination candidates.

         Pending a Business Combination, the Company's cash assets will be invested as the Company believes appropriate under the circumstances, which may include certificates of deposit, money-market accounts, United States Government securities or other short-term instruments. LTI will attempt to make such investments in a manner that will not cause it to be considered an investment company subject to regulation under the Investment Company Act of 1940.

         Certain common stockholders have agreed to place 410,000 shares of Common Stock of the Company into escrow ("Escrow Shares"). The Escrow Shares will be released from escrow only if certain financial conditions or market prices for the Common Stock have been met or achieved. As of the date of this Report, none of the financial conditions has been satisfied, nor has the market price been achieved; therefore, no Escrow Shares have been released from escrow. In the event of the release of the Escrow Shares, the Company will recognize during the period in which the earnings thresholds are probable of being met or such stock price levels achieved, a substantial non-cash charge to earnings (not deductible for income tax purposes) equal to the fair market value of such shares on the date of their release, which would have the effect of significantly increasing the Company's loss or reducing or eliminating earnings, if any, at such time. There can be no assurance that the Company will attain the targets which would enable the Escrow Shares to be released from escrow. The recognition of the potential charges to income described above may have a depressive effect on the market price of the Company's securities.

         At June 30, 1999 the Company had net operating loss carry-forwards for Federal income tax purposes of approximately $8,353,000. The net operating loss and credit carry-forwards expire from March, 2009 through March, 2019. Also, the Company's ability to utilize its net operating loss carry-forwards may be subject to annual limitations pursuant to Section 382 of the Internal Revenue Code. In addition, depending on the future Business Combination recommended by management as discussed herein, the use of the Company's operating losses may be limited or prohibited entirely depending on the Business Combination opportunities implemented, and whether there is a continuation of the Company's historic business.

------------------------------------------------------------------------------

         This Form 10-QSB contains or incorporates by reference statements that constitute forward-looking information within the meaning of the Private Securities Litigation Reform Act of 1995. All statements regarding the Company's future financial condition, results of operations, cash flows, financing plans, business strategy, projected costs and capital expenditures, operations after the sale of substantially all of the Company's operating assets and words such as "anticipate," "estimate," "expect," "project," "intend," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. All of these forward-looking statements are based on estimates and assumptions made by the Company's management which, although believed by the Company's management to be reasonable, are inherently uncertain. Stockholders are cautioned that such forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties and that actual results or developments may differ materially from the forward-looking statements as a result of various considerations, including the considerations described in this Form 10-QSB, Proxy Statement and the Company's other filings with the Securities and Exchange Commission.

PART II.  OTHER INFORMATION

Item 4. A special shareholders meeting was held on June 25, 1999. The purpose of the meeting was to vote on a proposal to sell substantially all of the Company's operating assets to Packaging Atlanta Corporation. The number of votes cast for the proposal was 1,902,251, the number against was 28,454 and the number of abstentions was 37,050. The proposal was approved, and as described elsewhere in this report, the Company completed the sale as of June 30, 1999.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits - The following exhibits are filed with this report:

                  2.1 Asset Purchase Agreement with Packaging Atlanta (Incorporated by reference the Company's Definitive Proxy statement filed with the SEC on May 27, 1999)

                  27.1     Financial Data Schedule (for SEC use only)

         (b) Two reports were filed on Form 8-K.

                  - On April 7, 1999 Form 8-K was filed indicating the Company had terminated its previously announced merger with Pen Interconnect Inc.

                  - On May 10, 1999 Form 8-K was filed indicating the Company had executed an asset purchase agreement to sell substantially all of its operating assets to Packaging Atlanta Corporation.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



August 13, 1999                      LTI HOLDINGS, INC.


                                 By: /s/ Michael E. Noonan
                                     ------------------------------------------
                                     Michael E. Noonan
                                     Chief Executive Officer and President




                                 By: /s/ Shirley Pigg
                                     ------------------------------------------
                                     Shirley Pigg
                                     Controller  (Principal Accounting Officer)