Form 10QSB
period 1999-09-30
LTI HOLDINGS INC
filed 1999-11-02
CIK 1014343

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549



                                   FORM 10-QSB



                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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


             5115 New Peachtree Road, Suite 200, Atlanta, GA 30341
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (770) 454-7403
--------------------------------------------------------------------------------
                           (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the issuer's Common Stock outstanding as of October 31, 1999 was 3,185,100.

Transitional Small Business Disclosure Format      Yes [ ]    No [X]

                        LTI Holdings, Inc. AND SUBSIDIARY



                                      INDEX

                                                                          Page No.
Part I - Financial Information

         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of September 30, 1999        3
                  (Unaudited) and March 31, 1999 (Audited)

                  Consolidated Statements of Operations for the Six           4
                  Months Ended September 30, 1999 and 1998 (Unaudited)

                  Consolidated Statements of Cash Flows for the Six           5
                  Months Ended September 30, 1999 and 1998 (Unaudited)

                  Notes to Consolidated Financial Statements                  6

         Item 2.  Management's Discussion and Analysis of Financial           7
                  Condition and Results of Operations

Part II - Other Information                                                   9

                        LTI HOLDINGS, INC. AND SUBSIDIARY
             (formerly Laminating Technologies, Inc. and Subsidiary)

                           Consolidated Balance Sheets

                                                                   September 30,       March 31,
                                                                       1999              1999
                                                                   ------------      ------------
                                                                    (Unaudited)        (Audited)
                             ASSETS

Current Assets:

           Cash                                                    $    124,274      $    210,271

           Investments                                                1,794,181         1,670,299

           Accounts receivable (net of $33,210 allowance for
             doubtful accounts)                                              --           197,733

           Inventory                                                         --           400,812

           Other current assets                                          36,160            61,516
                                                                   ------------      ------------
                    Total Current Assets                              1,954,615         2,540,631

Property and equipment, net                                                  --           261,234
                                                                   ------------      ------------
                    Total Assets                                   $  1,954,615      $  2,801,865
                                                                   ============      ============

                             LIABILITIES

Current Liabilities:

           Current maturity of note payable                        $     16,254      $     39,840

           Accounts payable                                               1,024            50,148

           Accrued expenses                                              75,250           100,080
                                                                   ------------      ------------
                    Total Current Liabilities                            92,528           190,068

Notes payable, less current maturities                                       --                --
                                                                   ------------      ------------
                    Total Liabilities                                    92,528           190,068
                                                                   ------------      ------------

                    STOCKHOLDERS' EQUITY

Series A convertible preferred stock, par value $.01,
           5,000,000 shares authorized, none issued

Common stock, par value $.01, 20,000,000 shares authorized,
           3,185,100 shares and 3,185,100 shares issued and
           outstanding, respectively                                     31,851            31,851

Additional paid-in capital                                           11,709,254        11,709,254

Accumulated deficit                                                  (9,879,018)       (9,129,308)
                                                                   ------------      ------------
                    Total Stockholders' Equity                        1,862,087         2,611,797
                                                                   ------------      ------------
                    Total Liabilities and Stockholders' Equity     $  1,954,615      $  2,801,865
                                                                   ============      ============


           See notes to accompanying consolidated financial statements

                        LTI HOLDINGS, INC. AND SUBSIDIARY
             (formerly Laminating Technologies, Inc. and Subsidiary)

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                  Three Months Ended              Six Months Ended
                                                     September 30,                  September 30,
                                               --------------------------    --------------------------
                                                  1999           1998           1999           1998
                                               -----------    -----------    -----------    -----------
Net sales                                      $        --    $   273,804    $   553,002    $   537,749

Cost of sales                                           --        226,621        399,341        468,678
                                               -----------    -----------    -----------    -----------
Gross profit                                            --         47,183        153,661         69,071

Selling, general and administrative expenses       118,368        291,715        589,792        598,920

Research and development expenses                       --         72,382         46,142        304,906
                                               -----------    -----------    -----------    -----------
Operating (loss)                                  (118,368)      (316,914)      (482,273)      (834,755)

Interest expense                                      (484)        (1,397)        (1,203)        (3,011)

Investment income                                   23,416         32,322         43,878         72,768

Loss on sale of assets                                                          (335,489)
                                               -----------    -----------    -----------    -----------
Net (loss)                                     $   (95,436)   $  (285,989)   $  (775,087)   $  (764,998)
                                               ===========    ===========    ===========    ===========
Net (loss) per share of common stock                 (0.03)         (0.10)         (0.28)         (0.28)
                                               ===========    ===========    ===========    ===========
Weighted average number of common
    shares outstanding                           2,775,100      2,775,100      2,775,100      2,775,100
                                               ===========    ===========    ===========    ===========


           See notes to accompanying consolidated financial statements

                        LTI HOLDINGS, INC. AND SUBSIDIARY
             (formerly Laminating Technologies, Inc. and Subsidiary)

                 Consolidated, Condensed Statement of Cash Flows
                                   (Unaudited)

                                                     Three Months Ended          Six Months Ended
                                                         September 30              September 30,
                                                  ------------------------    ----------------------
                                                      1999         1998         1999         1998
                                                  -----------    ---------    ---------    ---------
Cash flows from operating activities:

  Net (loss)                                      $   (95,436)   $(285,989)   $(775,087)   $(764,998)

Adjustments to reconcile net (loss) to net cash
  (used in) operating activities:
  Depreciation and amortization                                     23,816       18,305       46,698
  Changes in current assets and liabilities           (21,374)    (231,810)     549,947      (99,094)
                                                  -----------    ---------    ---------    ---------
    Net cash (used) in operating activities          (116,810)    (493,983)    (206,835)    (817,394)
                                                  -----------    ---------    ---------    ---------
Cash flows from investing activities:
  Sale (purchase) of investments                     (797,156)      (1,936)     (98,506)     469,199
  Acquisitions of fixed assets                                     (26,048)     242,929     (171,687)
                                                  -----------    ---------    ---------    ---------
    Net cash (used) in investing activities          (797,156)     (27,984)     144,423      297,512
                                                  -----------    ---------    ---------    ---------
Cash flows from financing activities:
  (Repayment) of notes payable                        (11,910)     (11,910)     (23,585)     (22,690)
                                                  -----------    ---------    ---------    ---------
    Net cash (used) in financing activities           (11,910)     (11,910)     (23,585)     (22,690)
                                                  -----------    ---------    ---------    ---------
NET (DECREASE) IN CASH AND CASH EQUIVALENTS          (925,876)    (533,877)     (85,997)    (542,572)
Cash and cash equivalents - beginning of period     1,050,150      730,238      210,271      738,933
                                                  -----------    ---------    ---------    ---------
CASH AND CASH EQUIVALENTS  - END OF PERIOD        $   124,274    $ 196,361    $ 124,274    $ 196,361
                                                  ===========    =========    =========    =========




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

RESULTS OF OPERATIONS

Three Months Ended September 30, 1998 and 1999.

         Net sales decreased from approximately $274,000 in the three months ended September 30, 1998 ("1998 Three Months") to $0 in the three months ended September 30, 1999 ("1999 Three Months"). This decrease is due to the Company selling its operating assets as of June 30, 1999.

         Gross profit decreased from approximately $47,000 in the 1998 Three Months, to $0 in the 1999 Three Months. The gross profit margin decrease is due to the Company selling its operating assets as of June 30, 1999.

         Selling, general and administrative expenses decreased 60% from the 1998 Three Months of approximately $292,000 to approximately $118,000 in the 1999 Three Months. This decrease is primarily due to the reduction in personnel due to the company selling its operating assets as of June 30, 1999.

         Research and development expense decreased from approximately $72,000 in the 1998 Three Months to $0 in the 1999 Three Months. This decrease is due to the Company selling its operating assets as of June 30, 1999.

         Interest expense decreased approximately $1,000 from the 1998 Three Months of approximately $1,000 to approximately $0 in the 1999 Three Months. This decrease is due to the reduction in principal of an outstanding note. Interest income decreased from approximately $32,000 in the 1998 Three Months to approximately $23,000 in the 1999 Three Months. This decrease is primarily due to the amount of cash available for investing being greater in the 1998 Three months than in the 1999 Three Months.

         Net loss decreased from approximately $286,000 or ($.10) per share in 1998 Three Months to approximately $95,000, or ($.03) per share, in 1999 Three Months as a result of the foregoing factors.

Six Months Ended September 30, 1998 and 1999.

         Net sales increased from approximately $538,000 in the six months ended September 30, 1998 ("1998 Six Months") to $553,000 in the six months ended September 30, 1999 ("1999 Six Months"). This increase is due to the Company's sales growth in its baking products line during the first quarter of fiscal 1999.

         Gross profit increased from approximately $69,000 in the 1998 Six Months, or 12.8% of sales to approximately $154,000 in the 1999 Six Months, or 27.8% of sales. The gross profit margin increase is primarily due to the Company being able to sell more of its recently developed higher margin products.

         Selling, general and administrative expenses decreased 1% from the 1998 Six Months of approximately $599,000 to approximately $590,000 in the 1999 Six Months. Expenses incurred in connection with the sale of the Company's operating assets prevented a more substantial decrease from occurring.

         Research and development expense decreased from approximately $305,000 in the 1998 Six Months to $46,000 in the 1999 Six Months. This decrease is due to the Company reducing research and development expenses due to the plan to sell its operating assets.

         Interest expense decreased approximately $2,000 from the 1998 Six Months of approximately $3,000 to approximately $1,000 in the 1999 Six Months. This decrease is due to the reduction in principal of an outstanding note. Interest income decreased from approximately $73,000 in the 1998 Six Months to approximately $44,000 in the 1999 Six Months. This decrease is primarily due to the amount of cash available for investing being greater in the 1998 Six months than in the 1999 Six Months.

         Loss on sale of assets was approximately $335,000 for the 1999 Six Months. This loss was recognized as a result of the Company selling substantially all of its assets as of June 30, 1999. There was no such activity in the 1998 Six months.

         Net loss increased from approximately $765,000 or ($.28) per share in 1998 Six Months to approximately $775,000, or ($.28) per share, in 1999 Six Months as a result of the foregoing factors.

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

    At September 30, 1999 the Company had net operating loss carry-forwards for Federal income tax purposes of approximately $8,353,000. The net operating loss and credit carry-forwards expire from March, 2009 through March, 2019. Also, the Company's ability to utilize its net operating loss carry-forwards may be subject to annual limitations pursuant to Section 382 of the Internal Revenue Code. In addition, depending on the future Business Combination recommended by management as discussed herein, the use of the Company's operating losses may be limited or prohibited entirely depending on the Business Combination opportunities implemented, and whether there is a continuation of the Company's historic business.


--------------------------------------------------------------------------------


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

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits - The following exhibits are filed with this report:

                        27.1     Financial Data Schedule (for SEC use only)

         (b)      One report was filed on Form 8-K.

                        On July 8, 1999 Form 8-K was filed indicating the Company had completed the sale of its operating assets as of June 30, 1999, and that the Company was in the process of changing its name to LTI Holdings, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


November 2, 1999                   LTI HOLDINGS, INC.



                                   By: /s/ Michael E. Noonan
                                       -----------------------------------------
                                       Michael E. Noonan
                                       Chief Executive Officer and President



                                   By: /s/ Shirley Pigg
                                       -----------------------------------------
                                       Shirley Pigg
                                       Controller (Principal Accounting Officer)