Form 10QSB
period 1999-12-31
LTI HOLDINGS INC
filed 2000-02-04
CIK 1014343

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549



                                   FORM 10-QSB



                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

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




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


The number of shares of the issuer's Common Stock outstanding as of January 31, 2000 was 3,185,100.


Transitional Small Business Disclosure Format      Yes [ ]      No [X]

                        LTI HOLDINGS, INC. AND SUBSIDIARY




                                      INDEX



Part I - Financial Information                                                   Page No.

         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of December 31, 1999               3
                  (Unaudited) and March 31, 1999 (Audited)

                  Consolidated Statements of Operations for the Nine                4
                  Months Ended December 31, 1999 and 1998 (Unaudited)

                  Consolidated Statements of Cash Flows for the Nine                5
                  Months Ended December 31, 1999 and 1998 (Unaudited)

                  Notes to Consolidated Financial Statements                        6

         Item 2.  Management's Discussion and Analysis of Financial                 7
                  Condition and Results of Operations


Part II - Other Information                                                         9

                        LTI HOLDINGS, INC. AND SUBSIDIARY
             (formerly Laminating Technologies, Inc. and Subsidiary)

                           Consolidated Balance Sheets


                                                                           December 31, 1999        March 31, 1999
                                                                           -----------------        --------------
                                                                               (Unaudited)             (Audited)

                                      ASSETS

Current Assets:

              Cash                                                            $    159,128           $    210,271

              Investments                                                        1,694,900              1,670,299

              Accounts receivable (net of $33,210 allowance for                         --                197,733
                doubtful accounts)

              Inventory                                                                 --                400,812

              Other current assets                                                  19,241                 61,516
                                                                              ------------           ------------

                          Total Current Assets                                   1,873,269              2,540,631

Property and equipment, net                                                             --                261,234
                                                                              ------------           ------------

                          Total Assets                                        $  1,873,269           $  2,801,865
                                                                              ============           ============

                                      LIABILITIES

Current Liabilities:

              Current maturity of note payable                                $      4,104           $     39,840

              Accounts payable                                                          --                 50,148

              Accrued expenses                                                      73,800                100,080
                                                                              ------------           ------------

                          Total Current Liabilities                                 77,904                190,068

Notes payable, less current maturities                                                  --                     --
                                                                              ------------           ------------

                          Total Liabilities                                         77,904                190,068
                                                                              ------------           ------------

                          STOCKHOLDERS' EQUITY

Series A convertible preferred stock, par value $.01, 5,000,000 shares authorized, none issued

Common stock, par value $.01, 20,000,000 shares authorized,                         31,851                 31,851
              3,185,100 shares and 3,185,100 shares issued and
              outstanding, respectively

Additional paid-in capital                                                      11,709,254             11,709,254

Accumulated deficit                                                             (9,945,740)            (9,129,308)
                                                                              ------------           ------------

                          Total Stockholders' Equity                             1,795,365              2,611,797
                                                                              ------------           ------------

                          Total Liabilities and Stockholders' Equity          $  1,873,269           $  2,801,865
                                                                              ============           ============


           See notes to accompanying consolidated financial statements

                        LTI HOLDINGS, INC. AND SUBSIDIARY
             (formerly Laminating Technologies, Inc. and Subsidiary)

                      Consolidated Statements of Operations
                                   (Unaudited)



                                                           Three Months Ended                              Nine Months Ended
                                                                December 31,                                 December 31,
                                                      ---------------------------------           ---------------------------------
                                                          1999                  1998                  1999                  1998
                                                      -----------           -----------           -----------           -----------

Net sales                                             $        --           $   902,085           $   553,002           $ 1,439,834

Cost of sales                                                  --               544,120               399,341             1,012,798
                                                      -----------           -----------           -----------           -----------

Gross profit                                                   --               357,965               153,661               427,036

Selling, general and administrative expenses               91,549               336,105               681,341               935,025

Research and development expenses                              --               103,649                46,142               408,555
                                                      -----------           -----------           -----------           -----------

Operating (loss)                                          (91,549)              (81,789)             (573,822)             (916,544)

Interest expense                                             (245)               (1,176)               (1,448)               (4,187)

Investment income                                          25,072                27,076                68,950                99,844

Loss on sale of assets                                                                               (335,489)
                                                      -----------           -----------           -----------           -----------

Net (loss)                                            $   (66,722)          $   (55,889)          $  (841,809)          $  (820,887)
                                                      ===========           ===========           ===========           ===========


Net (loss) per share of common stock                        (0.02)                (0.02)                (0.30)                (0.30)
                                                      ===========           ===========           ===========           ===========

Weighted average number of common
    shares outstanding                                  2,775,100             2,775,100             2,775,100             2,775,100
                                                      ===========           ===========           ===========           ===========



           See notes to accompanying consolidated financial statements

                       LTI HOLDINGS, INC. AND SUBSIDIARY
            (formerly Laminating Technologies, Inc. and Subsidiary)

                Consolidated, Condensed Statement of Cash Flows
                                  (Unaudited)



                                                                   Three Months Ended                       Nine Months Ended
                                                                      December 31                              December 31,
                                                              -----------------------------           -----------------------------
                                                                 1999                1998                1999                1998
                                                              ---------           ---------           ---------           ---------

Cash flows from operating activities:

  Net (loss)                                                  $ (66,722)          $ (55,889)          $(841,809)          $(820,887)

Adjustments to reconcile net (loss) to net cash
  (used in) operating activities:
  Depreciation and amortization                                                      23,817              18,305              70,515
  Changes in current assets and liabilities                      14,445              79,861             589,769             (19,233)
                                                              ---------           ---------           ---------           ---------
    Net cash (used) in operating activities                     (52,277)             47,789            (233,735)           (769,605)
                                                              ---------           ---------           ---------           ---------

Cash flows from investing activities:
  Sale (purchase) of investments                                 99,281             192,846             (24,601)            662,045
  Acquisitions of fixed assets                                                       (1,918)            242,929            (173,605)
                                                              ---------           ---------           ---------           ---------
    Net cash (used) in investing activities                      99,281             190,928             218,328             488,440
                                                              ---------           ---------           ---------           ---------

Cash flows from financing activities:
  (Repayment) of notes payable                                  (12,150)            (11,219)            (35,736)            (33,909)
                                                              ---------           ---------           ---------           ---------
    Net cash (used) in financing activities                     (12,150)            (11,219)            (35,736)            (33,909)
                                                              ---------           ---------           ---------           ---------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                      34,854             227,498             (51,143)           (315,074)
Cash and cash equivalents - beginning of period                 124,274             196,361             210,271             738,933
                                                              ---------           ---------           ---------           ---------
CASH AND CASH EQUIVALENTS  - END OF PERIOD                    $ 159,128           $ 423,859           $ 159,128           $ 423,859
                                                              =========           =========           =========           =========


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

RESULTS OF OPERATIONS

Three Months Ended December 31, 1998 and 1999.

         Net sales decreased from approximately $902,000 in the three months ended December 31, 1998 ("1998 Three Months") to $0 in the three months ended December 31, 1999 ("1999 Three Months"). This decrease is due to the Company selling its operating assets as of June 30, 1999.

         Gross profit decreased from approximately $358,000 in the 1998 Three Months, to $0 in the 1999 Three Months. The gross profit margin decrease is due to the Company selling its operating assets as of June 30, 1999.

         Selling, general and administrative expenses decreased 73% from the 1998 Three Months of approximately $336,000 to approximately $92,000 in the 1999 Three Months. This decrease is primarily due to the reduction in personnel due to the company selling its operating assets as of June 30, 1999.

         Research and development expense decreased from approximately $104,000 in the 1998 Three Months to $0 in the 1999 Three Months. This decrease is due to the Company selling its operating assets as of June 30, 1999.

         Interest expense decreased approximately $1,000 from the 1998 Three Months of approximately $1,000 to approximately $0 in the 1999 Three Months. This decrease is due to the reduction in principal of an outstanding note. Interest income decreased from approximately $27,000 in the 1998 Three Months to approximately $25,000 in the 1999 Three Months. This decrease is primarily due to the amount of cash available for investing being greater in the 1998 Three months than in the 1999 Three Months.

         Net loss increased from approximately $56,000 or ($.02) per share in 1998 Three Months to approximately $67,000, or ($.02) per share, in 1999 Three Months as a result of the foregoing factors.


Nine Months Ended December 31, 1998 and 1999.

         Net sales decreased from approximately $1,440,000 in the nine months ended December 31, 1998 ("1998 Nine Months") to $553,000 in the nine months ended December 31, 1999 ("1999 Nine Months"). This decrease is due to the Company selling its operating assets as of June 30, 1999.

         Gross profit decreased from approximately $427,000 in the 1998 Nine Months, or 29.6% of sales to approximately $154,000 in the 1999 Nine Months, or 27.8% of sales. The gross profit margin decrease is due to the Company selling its operating assets as of June 30, 1999.

         Selling, general and administrative expenses decreased 27% from the 1998 Nine Months of approximately $935,000 to approximately $681,000 in the 1999 Nine Months. Expenses incurred in connection with the sale of the Company's operating assets prevented a more substantial decrease from occurring.

         Research and development expense decreased from approximately $409,000 in the 1998 Nine Months to $46,000 in the 1999 Nine Months. This decrease is due to the Company selling its operating assets as of June 30, 1999.

         Interest expense decreased approximately $3,000 from the 1998 Nine Months of approximately $4,000 to approximately $1,000 in the 1999 Nine Months. This decrease is due to the reduction in principal of an outstanding note. Interest income decreased from approximately $100,000 in the 1998 Nine Months to approximately $69,000 in the 1999 Nine Months. This decrease is primarily due to the amount of cash available for investing being greater in the 1998 Nine months than in the 1999 Nine Months.

         Loss on sale of assets was approximately $335,000 for the 1999 Nine Months. This loss was recognized as a result of the Company selling substantially all of its assets as of June 30, 1999. There was no such activity in the 1998 Nine months.

         Net loss increased from approximately $821,000 or ($.30) per share in 1998 Nine Months to approximately $842,000, or ($.30) per share, in 1999 Nine Months as a result of the foregoing factors.



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

    At December 31, 1999 the Company had net operating loss carry-forwards for Federal income tax purposes of approximately $8,353,000. The net operating loss and credit carry-forwards expire from March, 2009 through March, 2019. Also, the Company's ability to utilize its net operating loss carry-forwards may be subject to annual limitations pursuant to Section 382 of the Internal Revenue Code. In addition, depending on the future Business Combination recommended by management as discussed herein, the use of the Company's operating losses may be limited or prohibited entirely depending on the Business Combination opportunities implemented, and whether there is a continuation of the Company's historic business.


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

         (b)      No reports were filed on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



February 4, 2000               LTI HOLDINGS, INC.


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