Form 10KSB40
period 2000-03-31
LTI HOLDINGS INC
filed 2000-06-29
CIK 1014343

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED MARCH 31, 2000.

COMMISSION FILE NO. 0-21061.
                    --------


                               LTI HOLDINGS, INC.
              (Exact name of small business issuer in its charter)

Delaware                                                   58-2044990
--------                                                   ----------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             identification No.)

              5115 New Peachtree Rd., Suite 200, Atlanta, GA 30341
              ----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (770) 454-7403
                                 --------------
                           (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act:

Title of Class
--------------
Common Stock, $.01 par value.
Redeemable Class A Warrants
Redeemable Class B Warrants
Units consisting of Common Stock, $.01 par value, Redeemable Class A Warrants and Redeemable Class B Warrants.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the fiscal year ended March 31, 2000 were $553,002.

The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the issuer as of April 28, 2000, computed by reference to the price at which the registrant's Common Stock as quoted by OTC Bulletin Board ("OTCBB") was sold on such date, was approximately $814,913.

The number of shares of the issuer's Common Stock outstanding as of April 28, 2000 was 2,775,100.

Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

                                     PART I

                           FORWARD-LOOKING STATEMENTS


         This Annual Report on Form 10-KSB contains certain "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a "safe harbor" for these types of statements. To the extent statements in this Annual Report involve, without limitation, potential business combinations, product development and introduction plans, the Company's expectations for growth, estimates of future revenue, expenses, profit, cash flow, balance sheet items sell-through or backlog, forecasts of demand or market trends for the Company's various product categories and for the industries in which the Company operates or any other guidance on future periods, these statements are forward-looking statements. These risks and uncertainties include those identified by the Company from time to time in the Company's filings with the Securities and Exchange Commission, press releases and other communications. The Company assumes no obligation to update forward-looking statements.

ITEM 1. DESCRIPTION OF BUSINESS

PRELIMINARY NOTE

         As disclosed in a Form 8-K filed on July 8, 1999, with the Securities and Exchange Commission, LTI Holdings, Inc. (the "Company") sold all of its operating assets to another corporation on June 30, 1999 (the "Asset Sale"). At the present time, the Company has no operating business and the Company's management and Board of Directors are exploring opportunities to effect an acquisition of the Company by merger, exchange or issuance of securities or similar business combination (a "Business Combination"). The description of the Company's business set forth below provides a discussion of the Company's past business and is not meant to describe the company's present operations or planned future operations.

         On June 6, 2000, the Company announced that it had executed a letter of intent to merge with Speedcom Wireless International Corporation (see "Recent Events").

OVERVIEW

         Laminating Technologies, Inc. was incorporated in Georgia, in March 1993, as New Cooler Corp., and subsequently changed its name to Laminating Technologies, Inc. In April 1996, the Company was merged into Laminating Merger Corporation, a Delaware corporation, which changed its name to Laminating Technologies, Inc. In connection with the Asset Sale, the Company changed its name to LTI Holdings, Inc.

         The Company was a development stage company organized to research, develop, design and market value-added packaging and specialty display products manufactured using the Company's proprietary processing method ("LTI Processed(R)").

         The LTI Processed(R) process can be utilized to produce a wide variety of packaging products and specialty displays. Prior to the Asset Sale, the Company produced a number of commercial products, including bakery dessert discs, pads and trays, catering HOT `N COOLER(R) containers, frozen food shippers, point of purchase displays, pizza delivery boxes and medical shippers.

PRODUCTS

         On April 17, 1997, the Company announced "BAKE 'N SHIP(TM)", a new product line, which was available for sale to the baking industry. BAKE'N SHIP(TM) utilized the Company's patented and proprietary process, resulting in a new material which was ovenable and freezable with the strength and structure of corrugated material. This was the Company's first commercial product.

         In February 1998, the Company introduced its new "HOT 'N COOLER(R)" line of watertight containers that keep food and beverages hot or cold, depending upon the application. Research conducted by an independent laboratory showed that HOT 'N COOLER(R) cools down faster (cans and ice) than the traditional hard plastic, soft bag or styrofoam coolers. Additionally, during testing, HOT 'N COOLER(R) was proven to hold heat longer for food caterers of beans, ribs, chicken, etc.

STRATEGY

         Prior to the Asset Sale, the Company's strategy focused on: (i) designing, developing and marketing value-added, niche LTI Processed(R) products both directly and indirectly to focused market segments, (ii) leveraging these developed markets to and through vertically integrated forest product companies creating strategic alliances, and (iii) obtaining license agreements and/or royalty arrangements favorable to the Company expanding both the uses and volume for LTI Processed(R) products.

              As discussed elsewhere in this annual report, because of the Asset Sale, the Company has no operating business and the Company's management and Board of Directors have been focusing their efforts on exploring business combination opportunities. The Board has determined to maintain the Company as a public "shell" corporation which will seek suitable business combination opportunities. The Board believes that a business combination with an operating company has the potential to create a greater value for the Company's stockholders than a liquidation or similar distribution. On June 6, 2000, the Company announced that it had executed a letter of intent to merge with Speedcom Wireless International Corporation (see "Recent Events"). However, there can be no assurances that the merger will be consummated. In the event that the merger with Speedcom is not consummated, and another suitable business combination opportunity is not identified, the Board may pursue alternative strategies, which may include a dissolution or other distribution of assets. At the present time, however, the Board intends to continue to pursue business combination opportunities, including the merger with Speedcom.

EMPLOYEES

         The Company currently has two full-time employees and one part-time employee. None of the Company's employees is represented by a labor union and the Company believes its relations with its employees to be satisfactory. On April 1, 1997, the Company placed its employees with Paradyme, a Professional Employer Organization. Under terms of the arrangement with Paradyme, the Company's employees became employees of Paradyme, entitling the employees to obtain superior benefits that the Company previously could not offer to its employees. While the Company must pay for the payroll cost of the employees, and a fee for this service, it avoids the overhead and additional administrative costs typically associated with these benefits.

RECENT EVENTS

         On June 6, 2000, the Company announced that it had executed a letter of intent to merge with Speedcom Wireless International Corporation, a privately held wireless broadband manufacturer based in Sarasota, Florida.

         Under the terms of the letter of intent, the Company and Speedcom will enter into a definitive merger agreement whereby the Company will acquire Speedcom in return for shares of the Company's common stock. Upon completion of the transaction, current Company stockholders will own approximately 8% of the post-merger company and current Speedcom stockholders will own approximately 92% of the post-merger company, subject to potential adjustment based on the net worth and cash position of the Company as of the closing.

         The closing of the transaction is subject to customary conditions, including the execution of a definitive merger agreement and the approval of the stockholders of both the Company and Speedcom. There can be no assurances that agreement on a definitive merger agreement will be reached, or that all of the conditions to the merger will be satisfied.

ITEM 2. PROPERTIES

         The Company currently leases approximately 1,000 square feet of office space in Atlanta, Georgia for its executive offices pursuant to a month-to-month agreement for a monthly rent of $500.

ITEM 3. LEGAL PROCEEDINGS

         The Company is not involved in any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year ended March 31, 2000.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         A.   MARKET INFORMATION

               LTI's Common Stock is traded on the OTC Bulletin Board under the symbol, "LAMT". The Company's stock was previously traded on the Nasdaq SmallCap Market under the same symbol prior to its delisting due to a failure to meet certain Nasdaq listing requirements. The Company's stock was delisted on December 17, 1998.

               The following table sets forth the range of high and low bid quotations or high and low sales prices for the Company's stock for each of the periods indicated as reported by the OTC Bulletin Board and Nasdaq SmallCap Market, as applicable. Bid quotations reflect interdealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions. The Company's stock commenced public trading on October 9, 1996.



        Quarter Ended                                High          Low
        -------------                               ------        -----
        Common Stock
        June 30, 1998                               1.0000        .2500
        September 30, 1998                           .6870        .1875
        December 31, 1998                            .3437        .1875
        March 31, 1999                               .3125        .1875
        June 30, 1999                                .5625        .2400
        September 30, 1999                           .5938        .4063
        December 31, 1999                            .5625        .3800
        March 31, 2000                               .8438        .5000

         B.       HOLDERS

         The approximate number of record holders of shares of the Common Stock of the Company outstanding as of May 19, 2000 was 81.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 GENERAL

         The Company was a development stage company organized to develop, design and market value-added packaging and specialty display products. Since its inception, the Company's efforts were principally devoted to research, development and design of products, marketing activities and raising capital. Due to the Company's inability to find a sufficient market for its products, the Company sold its operating assets as of June 30, 1999 and currently does not have any operating business. Therefore, readers should note that the following discussion of results of operations is being provided for historical comparison purposes only and is not meant to describe the Company's present business or planned future operations.

         The following discussion should be read in conjunction with the Financial Statements and notes thereto included elsewhere in this Form 10-KSB.

RESULTS OF OPERATIONS

         Fiscal Years Ended March 31, 1999 and 2000. Net sales decreased from approximately $1,878,000 in the twelve months ended March 31, 1999 (fiscal 1999) to $553,000 in the twelve months ended March 31, 2000 (fiscal 2000). This decrease is due to the Company selling its operating assets as of June 30, 1999.

         Selling, general and administrative expenses decreased by 32% from approximately $1,335,000 in fiscal 1999 to approximately $905,000 in fiscal 2000. This decrease is primarily due to the reduction in personnel due to the Company selling its operating assets as of June 30, 1999.

         Research and development expense decreased by 90% from approximately $463,000 in fiscal 1999 to approximately $46,000 in fiscal 2000. This decrease is due to the Company selling its operating assets as of June 30, 1999.

         Interest expense decreased by $4,000 from approximately $5,000 for fiscal 1999 to approximately $1,000 for fiscal 1999. The decrease is due to the reduction in the outstanding balance of a note payable.

         Investment income decreased from approximately $124,000 in fiscal 1999 to approximately $94,000 in fiscal 2000. This decrease is primarily due to the amount of cash available for investing being greater in fiscal 1999 than in fiscal 2000.

         Net loss increased 8% from approximately $967,000, or $.35 per share, in fiscal 1999 to approximately $1,040,000, or $.37 per share, in fiscal 2000, as a result of the foregoing factors.

LIQUIDITY AND CAPITAL RESOURCES

         The Company received approximately $400,000 from the sale of its assets on June 30, 1999 and this cash was added to the Company's existing cash balance. Since this time the Company's cash has primarily been used to pay recurring general and administrative expenses which run approximately $25,000 per month, excluding any fees for legal, financial or other advisory services. The Company currently had cash and short term investments of approximately $1.7 million.

         Certain common stockholders had agreed to place 410,000 shares of Common Stock of the Company into escrow ("Escrow Shares"). The Escrow Shares would have been released from escrow only if certain financial conditions or market prices for the Common Stock had been met or achieved. These financial conditions or market prices were not achieved within the specified time and the Escrow Shares have been canceled.

         At March 31, 2000 the Company had net operating loss carry-forwards for Federal Income Tax purposes of approximately $ 9,321,000. The net operating loss and credit carry-forwards expire from March, 2009 through March, 2020. Additionally, the Company's ability to utilize its net operating loss carry-forwards may be subject to annual limitations pursuant to Section 382 of the Internal Revenue Code.

INFLATION

         The Company's financial statements are prepared in accordance with Generally Accepted Accounting Principles, and therefore, do not reflect the effect of inflation. The impact of changing prices on the financial statements is not considered significant.


ITEM 7.  FINANCIAL STATEMENTS

         The Consolidated Financial Statements required by this Item are set forth at the pages indicated in Item 13(a) below.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None

                                    PART III

ITEM  9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The names of the Directors and executive officers of the Company, their ages and certain other information are set forth as follows:


               NAME                      AGE                      POSITION
        Michael E. Noonan                 59      Chairman of the Board of Directors, President, Chief
                                                  Executive Officer and Director
        Donald L. Aldridge                42      Chief Financial Officer
        Ronald L. Christensen             62      Director
        William J. Warren                 61      Director

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

         DONALD L. ALDRIDGE has served as Chief Financial Officer of the Company on a part-time basis since December of 1997. Until September 30, 1999 he was a Partner in Tatum CFO Partners, LLP, which provides Chief Financial Officer expertise to both emerging growth companies and larger corporations. He had been a Partner with Tatum since 1993. Prior to Tatum, Mr. Aldridge served as the Chief Financial Officer of Southern Services, Inc. from 1990 to 1992. Mr. Aldridge is a Certified Public Accountant who practiced with Deloitte & Touche prior to his financial experience in industry. Mr. Aldridge has a Master's Degree in Business Administration from Virginia Tech and a Bachelor's of Science Degree in Accounting from Bob Jones University.

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

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's Directors and Executive Officers and the holders of ten percent of the Company's Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of equity securities of the Company. Based on the Company's review of copies of such reports received by it, or written representations from reporting persons, the Company believes that during the period from April 1, 1999 to March 31, 2000, its Officers and Directors filed all reports on a timely basis.

ITEM 10. EXECUTIVE COMPENSATION.

         The following table sets forth certain information covering the compensation paid or accrued by the Company during the fiscal year indicated to its President/Chief Executive Officer during the fiscal year ended March 31, 2000. No other executive officer received compensation, including salary and bonus, in excess of $100,000 during the fiscal year ended March 31, 2000.



                           SUMMARY COMPENSATION TABLE


                                                                 ANNUAL          LONG TERM COMPENSATION
                                                              COMPENSATION               AWARDS
                                           FISCAL YEAR
                  NAME AND                    ENDED                               NUMBER OF SECURITIES
             PRINCIPAL POSITION              MARCH 31            SALARY            UNDERLYING OPTIONS
       Michael E. Noonan                       2000                 $144,000              --
       Chairman of the Board,                  1999                  144,000              --
       President, Chief Executive              1998                  144,000           91,319(1)
       Officer and Director

(1) Consists of 91,319 shares issuable upon exercise of options granted to Mr. Noonan by Steve Gorlin.

         The following table sets forth the number of securities underlying options, the exercise price and the expiration date for stock options granted to the President/Chief Executive Officer during the fiscal year ended March 31, 2000.


                OPTION GRANTS IN FISCAL YEAR ENDED MARCH 31, 2000
                                INDIVIDUAL GRANTS


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

         The following table sets forth the number of exercisable and unexercisable options as of March 31, 2000, and the value of such options for the President/Chief Executive Officer.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR END OPTIONS VALUES


                                                             NUMBER OF SECURITIES           VALUE OF
                                                                  UNDERLYING               UNEXERCISED
                                                            UNEXERCISED OPTIONS AT        IN-THE-MONEY
                                                               FISCAL YEAR END          OPTIONS AT FY END
                                   SHARES
                                  ACQUIRED/     VALUE            EXERCISABLE/             EXERCISABLE/
                 NAME             EXERCISED    REALIZED         UNEXERCISABLE             UNEXERCISABLE
        Michael E. Noonan            --           --              91,319/-0-               $12,100/$0

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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

             The following table sets forth, as of May 31, 2000, the number and percentage of shares of Common Stock which, according to information available to the Company, are beneficially owned by: (i) each person known by LTI to own beneficially more than five percent of the outstanding Common Stock of LTI; (ii) each director and named executive officer of LTI; and (iii) all executive officers and directors of LTI as a group. Under rules adopted by the Securities and Exchange Commission, a person is deemed to be a beneficial owner of common stock with respect to which he has or shares voting power (which includes the power to vote or to direct the voting of the security), or investment power (which includes the power to dispose of, or to direct the disposition of, the security). A person is also deemed to be the beneficial owner of shares with respect to which he could obtain voting or investment power within 60 days of May 31, 2000, such as upon the exercise of options or warrants.


NAME AND ADDRESS(1)                                                 NO. OF SHARES(1)    PERCENTAGE
-------------------                                                 ----------------    ----------
Michael E. Noonan...................................................... 116,271(2)             4.2%
Ronald L. Christensen..................................................  10,750(3)              *
William J. Warren......................................................  10,750(3)              *
Donald B. Sallee....................................................... 368,885(4)            13.3
Steven  N. Bronson..................................................... 680,297(5)            24.5
J. Morton Davis........................................................ 319,465(6)            11.1
Kinder Investments, L. P............................................... 308,300(7)            11.1
Steve Gorlin........................................................... 234,662(8)             9.2
Ruki Renov............................................................. 277,440(9)             9.1
Esther Stahler......................................................... 277,440(10)            9.1
All executive officers and directors as a group (3 persons)............ 137,771(11)            4.6

---------------

         *        Less than 1 percent

         (1) Except as otherwise indicated, each of the parties listed above has sole voting and investment power over the shares owned. Except as otherwise indicated, the address of each stockholder is c/o LTI Holdings, Inc. 5115 New Peachtree Rd., Suite 200, Atlanta, Georgia 30341.

         (2) Includes 91,319 shares issuable upon exercise of immediately exercisable options granted to Mr. Noonan by Steve Gorlin.

         (3) As to each Director, includes 10,750 immediately exercisable options to purchase Common Stock. Does not include 250 shares (per Director) issuable upon exercise of options that are not exercisable within sixty days.

         (4) The address of Mr. Sallee is 980 South Powers Court, N. W., Atlanta, Georgia 30327.

         (5) The address of Mr. Bronson is 16 East 52nd Street, Suite 501, New York, New York 10022

         (6) Represents 52,360 shares underlying a Unit Purchase Option ("UPO") to purchase 13,090 Units owned by Mr. Davis, 52,360 shares underlying a UPO to purchase 13,090 Units owned by D.
              H. Blair Investment Banking Corp. and 214,745 shares owned by
              D. H. Blair Capital Corp. Mr. Davis is the Chairman of the Board and sole stockholder of D. H. Blair Capital Corp. and D.
              H. Blair Investment Banking Corporation. Mr. Davis has sole power to vote or direct the vote, to dispose of or to direct the disposition of the shares owned by D. H. Blair Capital Corp. and D. H. Blair Investment Banking Corp. The address of Mr. Davis is 44 Wall Street, New York, New York 10005.

         (7) Kinder Investments, L P.; Peyser Associates, LLC, the general partner of Kinder Investments; and Brian A. Wasserman, the managing member of Petser share voting power and are collectively the "Reporting Parties". The address of the "Reporting Parties" is 1500 Hempstead Turnpike, East Meadow, New York 11554.

         (8) Includes 91,319 shares subject to options granted by Mr. Gorlin to Michael E. Noonan. The address of Mr. Gorlin is 150 Gulf Shore Drive, Unit 601, Destin, Florida 32541. Mr. Gorlin may be deemed a "founder" of the Company, as such term is defined in the Securities Act of 1933.

         (9) Includes 209,440 shares underlying a UPO to purchase 52,360 Units owned directly by Mrs. Renov and 68,000 shares underlying a UPO to purchase 17,000 Units owned by D. H. Blair & Co., Inc. ("Blair & Co."). Each Unit consists of one share of LTI Common Stock, one Class A Common Stock Purchase Warrant ("Class A Warrant") and one Class B Common Stock Purchase Warrant ("Class B Warrant"). See "Market for Common Equity and Related LTI Stockholder Matters -- LTI Warrants." Mrs. Renov has sole voting power of and dispositive control over shares owned by her and shares voting power of and dispositive control over shares owned by Blair & Co. Mr. and Mrs. Renov, collectively, are principal shareholders of Blair & Co. The address of Mrs. Renov is 172 Broadway, Lawrence, New York 11559.

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

         (11) Includes 112,819 shares issuable upon exercise of options that are immediately exercisable. Does not include 500 shares issuable upon exercise of options that are not exercisable within sixty days.

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


ITEM 13. EXHIBITS AND REPORTS ON FORMS 8-K AND 8-K/A.

         (a)      Financial Statements
                  See "Contents to Consolidated Financial Statements."

         (b)      Reports on Forms 8-K and 8-K/A.
                   No reports on Forms 8-K or 8-K/A were filed by the Company during the fourth quarter of the fiscal year ended March 31, 2000.

         (c)      Exhibits
                  The following exhibits are filed as part of this report:

                                 EXHIBIT INDEX
                                 -------------


EXHIBIT NO.                            DESCRIPTION
-----------       --------------------------------------------------------------
         2.1      --Asset Purchase Agreement between Packaging Atlanta
                    Corporation and Laminating Technologies Inc. dated April 26,
                    1999 (incorporated by reference in the Company's Definitive
                    Proxy Statement dated May 27, 1999)

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


         Signature                                   Title                                   Date
         ---------                                   -----                                   ----
LTI Holdings, Inc.


By: /S/  Michael E. Noonan                  Chairman, President & CEO                   June 29, 2000
    ---------------------------------
         Michael E. Noonan


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates specified.



By: /S/  Michael E. Noonan                  Chairman, President & CEO                   June 29, 2000
    ---------------------------------       Principal Executive Officer
         Michael E. Noonan

By: /S/  Donald L. Aldridge                 Chief Financial Officer                     June 29, 2000
    ---------------------------------       Principal Financial Officer
         Donald L. Aldridge

By: /S/  Shirley A. Pigg                    Controller                                  June 29, 2000
    ---------------------------------       Principal Accounting Officer
         Shirley A. Pigg

By: /S/  Ronald L. Christensen              Director                                    June 29, 2000
    ---------------------------------
         Ronald L. Christensen

By: /S/  William J. Warren                  Director                                    June 29, 2000
    ---------------------------------
         William J. Warren

                                    CONTENTS



                                                                  Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                 F-3

CONSOLIDATED FINANCIAL STATEMENTS

       CONSOLIDATED BALANCE SHEETS                                 F-4

       CONSOLIDATED STATEMENTS OF OPERATIONS                       F-5

       CONSOLIDATED STATEMENT OF CHANGES IN
         STOCKHOLDERS' EQUITY                                      F-6

       CONSOLIDATED STATEMENTS OF CASH FLOWS                       F-7

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  F-8

               Report of Independent Certified Public Accountants



Board of Directors and Stockholders
LTI Holdings, Inc.
Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of LTI Holdings, Inc. and subsidiary as of March 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LTI Holdings, Inc. and subsidiary as of March 31, 2000 and 1999, and the consolidated results of their operations, and their consolidated cash flows for the years then ended in conformity with generally accepted accounting principles.


\s\ GRANT THORNTON LLP

Atlanta, Georgia
April 15, 2000

                        LTI Holdings, Inc. and Subsidiary

                           CONSOLIDATED BALANCE SHEETS

                                    March 31,

                                 ASSETS (Note B)

                                                                           2000                   1999
                                                                       ------------           ------------

CURRENT ASSETS
   Cash                                                                $     70,903           $    210,271
   Investments (Note A-2)                                                 1,695,778              1,670,299
   Accounts receivable, net of an allowance
     for doubtful accounts of $0 and $33,210                                     --                197,733
   Inventories (Notes A-3 and C)                                                 --                400,812
   Prepaid expenses                                                           8,230                 59,972
   Other current assets                                                          --                  1,544
                                                                       ------------           ------------
       Total current assets                                               1,774,911              2,540,631

PROPERTY AND EQUIPMENT, NET
   (Notes A-4 and D)                                                             --                261,234
                                                                       ------------           ------------

                                                                       $  1,774,911           $  2,801,865
                                                                       ============           ============

                              LIABILITIES AND STOCKHOLDERS' EQUITY (Note E)

CURRENT LIABILITIES
   Current maturity of note payable                                    $         --           $     39,840
   Accounts payable - trade                                                     328                 50,148
   Accrued expenses                                                         177,700                100,080
                                                                       ------------           ------------
       Total current liabilities                                            178,028                190,068

COMMITMENTS AND OTHER MATTERS (Note F)                                           --                     --

STOCKHOLDERS' EQUITY
   Series A convertible preferred stock, par value $.01,
     5,000,000 shares authorized, none issued                                    --                     --
   Common stock, par value $.01, 20,000,000 shares
     authorized, 3,185,100 shares issued with 2,775,100
     and 3,185,100 shares outstanding for the years
     ended 1999 and 1998, respectively.                                      27,751                 31,851
   Additional paid-in capital                                            11,713,354             11,709,254
   Accumulated deficit                                                  (10,144,222)            (9,103,931)
   Accumulated other comprehensive earnings (loss) (Note A-2)                    --                (25,377)
                                                                       ------------           ------------
       Total stockholders' equity                                         1,596,883              2,611,797
                                                                       ------------           ------------

                                                                       $  1,774,911           $  2,801,865
                                                                       ============           ============

The accompanying notes are an integral part of these statements.

                        LTI Holdings, Inc. and Subsidiary

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                              Years ended March 31,



                                                 2000                  1999
                                             ------------          ------------

Net sales                                    $    553,002          $  1,877,703
Cost of goods sold                                399,341             1,283,642
                                             ------------          ------------

       Gross profit                               153,661               594,061

Selling, general and administrative
   expenses                                       905,290             1,334,862
Research and development expense                   46,142               463,182
                                             ------------          ------------

     Operating loss                              (797,771)           (1,203,983)

Interest expense                                   (1,475)               (5,136)
Investment income                                  94,444               124,421
Cancellation of debt                                   --               117,522
Loss on the sale of assets                       (335,489)                   --
                                             ------------          ------------

     Net loss                                $ (1,040,291)         $   (967,176)
                                             ============          ============

Net loss per common share
       Basic                                 $       (.37)         $      (0.35)
                                             ============          ============
Weighted average number of common
   shares outstanding                           2,775,100             2,775,100
                                             ============          ============



The accompanying notes are an integral part of these statements.

                        LTI Holdings, Inc. and Subsidiary

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                       Years ended March 31, 2000 and 1999



                                                                                         Deficit
                                               Common stock                            Accumulated      Accumulated
                                              Par Value $.01           Additional      During the          Other
                                         ------------------------        Paid-in       Development    Comprehensive
                                           Shares         Amount         Capital          Stage       Earnings (loss)      Total
                                         ----------      --------      -----------    ------------    ---------------   -----------

Balance, March 31, 1998                   3,185,100      $ 31,851      $11,709,254    $ (8,136,755)       $     --      $ 3,604,350
Net loss for the year ended
   March 31, 1999                                --            --               --        (967,176)             --         (967,176)
Other comprehensive earnings (loss)
   Unrealized net losses on
     marketable securities                       --            --               --              --         (25,377)         (25,377)
                                                                                                                        -----------
Comprehensive earnings (loss)                    --            --               --              --              --         (992,553)
                                         ----------      --------      -----------    ------------        --------      -----------

Balance, March 31, 1999                   3,185,100        31,851       11,709,254      (9,103,931)        (25,377)       2,611,797
Net loss for the year ended
   March 31, 2000                                --            --               --      (1,040,291)             --       (1,040,291)
Cancellation of forfeitable shares
   returned to Treasury (Note E-3)         (410,000)       (4,100)           4,100              --              --               --
Other comprehensive earnings
   Unrealized gain on marketable
     securities                                  --            --               --              --          25,377           25,377
                                                                                                                        -----------
Comprehensive earnings (Loss)                                                                                            (1,014,914)
                                         ----------      --------      -----------    ------------        --------      -----------

Balance, March 31, 2000                   2,775,100      $ 27,751      $11,713,354    $(10,144,222)       $     --      $ 1,596,883
                                         ==========      ========      ===========    ============        ========      ===========



The accompanying notes are an integral part of this statement.

                        LTI Holdings, Inc. and Subsidiary

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                              Years ended March 31,


                                                                     2000                  1999
                                                                 ------------          ------------

Cash flows from operating activities:
   Net loss                                                      $ (1,040,291)         $   (967,176)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Loss on disposal of assets                                     335,489                    --
       Provision for doubtful accounts                                     --                 8,210
       Depreciation and amortization                                   18,305                93,006
       Changes in operating assets and liabilities:
         Decrease (increase) in accounts receivable                    68,998              (137,021)
         Decrease (increase) in inventories                            38,907                (2,508)
         Decrease in other assets and prepaid expenses                 51,741                92,069
         Increase (decrease) in accounts payable
           and accrued expenses                                        27,800              (160,531)
                                                                 ------------          ------------
              Net cash used in operating activities                  (499,051)           (1,073,951)
                                                                 ------------          ------------

Cash flows from investing activities:
   Acquisitions of fixed assets                                            --              (173,606)
   (Purchase) sale of investments                                        (102)              763,336
   Proceeds from the sale of assets                                   399,625                    --
                                                                 ------------          ------------
              Net cash provided by investing activities               399,523               589,730
                                                                 ------------          ------------

Cash flows from financing activities:
   Repayment of  notes payable                                        (39,840)              (44,441)
                                                                 ------------          ------------

              Net cash used in financing activities                   (39,840)              (44,441)
                                                                 ------------          ------------

Net decrease in cash                                             $   (139,368)         $   (528,662)

Cash at beginning of period                                           210,271               738,933
                                                                 ------------          ------------

Cash at end of period                                            $     70,903          $    210,271
                                                                 ============          ============


Supplemental Disclosures of Cash Flow Information

   Cash paid during the period for interest                      $      1,475          $      5,136



The accompanying notes are an integral part of these statements.

                        LTI Holdings, Inc. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2000 and 1999


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         LTI Holdings, Inc. (formerly Laminating Technologies, Inc.) and subsidiary (the "Company") was a development stage company formed to research, develop, design and market packaging and specialty display products using the Company's proprietary processing method. The Company was incorporated on March 29, 1993 and in April 1993 acquired substantially all of the assets and assumed substantially all of the liabilities of Cool-R Enterprises, Inc. ("Cool-R"), obtaining the rights to developed technology.

         On December 17, 1998 the Company's stock and warrants were delisted. This event occurred as a result of the Company's inability to maintain a certain bid price and market capitalization requirements. The Company's stock is currently traded on the NASD Supplemental Market under the symbol "LAMT".

         The Company sold substantially all of its operating assets and changed its name to LTI Holdings, Inc. as of June 30, 1999. The Company uses its remaining cash to pay on-going general and administrative expenses and to seek suitable business combination candidates. (See Note B.)

         1.       Principles of Consolidation

         The accompanying financial statements have been prepared on a consolidated basis. They include the accounts of the Company and its wholly owned subsidiary, Revenue Process Development, Inc. All intercompany transactions and balances have been eliminated in consolidation.

         2.       Investments

         Investments consist primarily of commercial paper. These investments are accounted for as available for sale securities and are stated at fair value, which approximates cost. Unrealized gains or losses on these investments are included in accumulated other comprehensive earnings (loss).

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

                     Machinery and equipment                 3-10 years
                     Furniture and fixtures                     5 years

                        LTI Holdings, Inc. and Subsidiary

                             March 31, 2000 and 1999


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

         5.       Advertising Expense

         All advertising costs are expensed in the period incurred. Advertising expense for the years ended March 31, 2000, and March 31, 1999 was approximately $13,000 and $136,000, respectively.

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

                        LTI Holdings, Inc. and Subsidiary

                             March 31, 2000 and 1999

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

NOTE B - SALE OF OPERATING ASSETS AND CURRENT OPERATIONS

         Since its inception, the Company has had limited sales and incurred substantial operating losses from its principal operations. As of June 30, 1999, the Company sold substantially all of its operating assets and entered into a covenant not to compete. This covenant states that for a period of five years, the Company shall refrain from, directly or indirectly, manufacturing, selling or marketing and distributing within the United States any products or services competitive with the purchaser. The sale of the assets is summarized as follows:

                    Net book value of assets sold          $  735,114
                    Proceeds received                         399,625
                                                           ----------

                    Loss from the sale of assets           $ (335,489)
                                                           ==========

         The Company is in the process of exploring opportunities to effect an acquisition of the Company, by merger, exchange or issuance of securities, or similar business combination.

NOTE C - INVENTORY

         Inventories at March 31, 2000 and 1999 are summarized as follows:


                                              2000             1999
                                            ---------        ---------

                   Raw materials            $      --        $ 108,904
                   Work-in-process                 --           45,488
                   Finished goods                  --          246,420
                                            ---------        ---------

                                            $      --        $ 400,812
                                            =========        =========

                        LTI Holdings, Inc. and Subsidiary

                             March 31, 2000 and 1998


NOTE D - PROPERTY AND EQUIPMENT

         Property and equipment at March 31, 2000 and 1999 are summarized as follows:

                                                           2000          1999
                                                         --------      --------

                  Machinery and equipment                $     --      $353,623
                  Furniture and fixtures                       --       118,246
                                                         --------      --------
                                                               --       471,869
                  Less accumulated depreciation                --       210,635
                                                         --------      --------

                                                         $     --      $261,234
                                                         ========      ========

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

                        LTI Holdings, Inc. and Subsidiary

                             March 31, 2000 and 1999

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

         In connection with the offering, the underwriter required, as a condition of the offering, that an aggregate of 410,000 shares of the Company's common stock be designated as forfeitable shares ("forfeitable shares") and placed in escrow. The forfeitable shares are neither assignable nor transferable until certain earnings or market criteria have been met. These conditions were not met by March 31, 2000 and all shares were returned to the Company as treasury shares for cancellation thereof as a contribution to capital.

         4.       Stock Options and Warrants

         In connection with the Company's initial public offering, the Company granted to the underwriter an option to purchase 170,000 units at $6.00 per unit exercisable for a three-year period commencing October 9, 1998.

         The Company has outstanding 2,952,400 Class A warrants and 1,955,100 Class B warrants exercisable for a five year period commencing October 9, 1996.

         5.       Shares Reserved for Issuance

         The Company has 8,789,900 shares of common stock reserved for issuance as follows:

                  Class A warrants                            2,952,400
                  Class B warrants                            4,907,500
                  Underwriter's Unit Purchase Option            680,000
                  1996 Stock Option Plan                        250,000
                                                              ---------

                                                              8,789,900
                                                              ---------

                        LTI Holdings, Inc. and Subsidiary

                             March 31, 2000 and 1999

NOTE F - COMMITMENTS AND OTHER MATTERS

         1.       Employment Contract

         Effective June 1, 1996, the Company entered into a one-year employment agreement with the Chairman and Chief Executive Officer of the Company. The agreement provides for an annual base salary of $144,000 per year and is automatically renewable for successive one-year terms unless either party gives six months notice to the other. Upon termination, the Officer is entitled to receive his base salary for a period of one year (subject to a 50% offset during the second six months for salary received from subsequent employment).

         2.       Operating Lease

         During the year ended March 31, 1999, the Company terminated operating leases for its office facility and a warehouse facility and began leasing an office facility on a month to month basis. Total rental expense under operating lease arrangements was approximately $35,992 and $123,519 for the years ended March 31, 2000 and March 31, 1999, respectively.


NOTE G - NET LOSS PER COMMON SHARE

         The following table sets forth the computation of basic and diluted loss per share.


                                                                                             March 31,              March 31,
                                                                                               2000                   1999
                                                                                           ------------           ------------
         Numerator for basic and diluted net loss per common share -
           loss attributable to common stockholders                                        $ (1,040,291)          $   (967,176)
                                                                                           ------------           ------------

                        LTI Holdings, Inc. and Subsidiary

                             March 31, 2000 and 1999

NOTE G - NET LOSS PER COMMON SHARE - Continued

         The following table sets forth the computation of basic and diluted loss per share.


                                                                  March 31,            March 31,
                                                                    2000                 1999
                                                                 ----------           ----------
          Denominator for basic net loss per common
            share - weighted average shares outstanding           2,775,100            2,775,100

          Effect of dilutive options and warrants                        --                   --
                                                                 ----------           ----------

          Denominator for diluted net loss per common
            share - adjusted weighted average shares
            outstanding                                           2,775,100            2,775,100
                                                                 ==========           ==========

          Basic net loss per share                               $     (.37)          $     (.35)
                                                                 ==========           ==========

         Because the common stock equivalents have an antidilutive effect, no diluted loss per share is presented.


NOTE H - INCOME TAXES

         The Company's temporary differences result in a net deferred income tax asset which is reduced to zero by a related valuation allowance summarized as follows:


                                                              March 31,             March 31,
                                                                2000                  1999
                                                            ------------          ------------
            Deferred income tax assets
              Net operating loss carryforward               $  3,600,000          $  3,220,000
              Other                                               10,000                20,000
                                                            ------------          ------------
                     Gross deferred tax assets                 3,610,000             3,240,000
            Deferred tax asset valuation allowance            (3,610,000)           (3,240,000)
                                                            ------------          ------------
                     Net deferred tax asset                 $         --          $         --
                                                            ============          ============

         The net increase of the deferred tax asset valuation allowance for the year ended March 31, 2000 and 1999 was $370,000 and $266,000, respectively.

                        LTI Holdings, Inc. and Subsidiary

                             March 31, 2000 and 1999

NOTE H - INCOME TAXES - Continued

         At March 31, 2000, the Company had federal net operating loss carryforwards of approximately $9,321,000 available to reduce future taxable income which expire as follows:


                                                                              Net
                           Fiscal                                          Operating
                            Year                                              Loss
                           ------                                         -----------

                            2009                                          $ 1,289,000
                            2010                                            1,439,000
                            2011                                            1,303,000
                            2012                                            2,084,000
                            2013                                            1,281,000
                            2019                                              921,000
                            2020                                            1,004,000
                                                                          -----------

                                                                          $ 9,321,000
                                                                          -----------

         Under Section 382 of the Internal Revenue Code, the Company is subject to an annual limitation of approximately $350,000 on utilization of certain of its net operating loss carryforwards because an ownership change of more than 50% has occurred.

         Reconciliations of statutory Federal tax rates to the effective tax rate for the years ended March 31, 2000 and March 31, 1999 are as follows:


                                                              March 31,      March 31,
                                                                2000           1999
                                                              ---------      ---------
          Income tax benefit at 34%                              (34)%          (34)%
          State taxes, net of Federal income tax effect           (4)            (4)
          Tax benefit of losses not recognized                    38             38
                                                                ----           ----

            Effective tax rate                                    --%            --%
                                                                ====           ====

                        LTI Holdings, Inc. and Subsidiary

                             March 31, 2000 and 1999

NOTE I - STOCK OPTION PLAN

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

                        LTI Holdings, Inc. and Subsidiary

                             March 31, 2000 and 1999

NOTE I - STOCK OPTION PLAN - Continued

         Stock options activity is summarized as follows:


                                                        March 31, 2000                  March 31, 1999
                                                   ------------------------        ------------------------
                                                                   Weighted                        Weighted
                                                                    Average                         Average
                                                                   Exercise                        Exercise
                                                   Shares            Price         Shares            Price
                                                   -------         --------        -------         --------
           Outstanding, beginning of year          247,000          $  3.09        247,000          $  3.09
           Granted                                      --               --             --               --
           Exercised                                    --                              --               --
           Forfeited                               195,000             3.00             --               --
                                                   -------          -------        -------          -------
           Outstanding end of year                  52,000             3.43        247,000             3.09
                                                   =======          =======        =======          =======

         The following table summarizes information about stock options outstanding at March 31, 2000:


                                        Options Outstanding                   Options Exercisable
                            ------------------------------------------    ---------------------------
                                               Weighted
                                                Average       Weighted                       Weighted
                                Number        Remaining       Average         Number         Average
              Exercise      Outstanding at   Contractual      Exercise    Exercisable at     Exercise
               Price        March 31, 2000   Life (Years)      Price      March 31, 2000      Price
              --------      --------------   ------------     --------    --------------     --------

               $  .75           20,000            7.99         $  .75         20,000          $  .75
                 4.00               --            1.21           4.00             --            4.00
                 5.00           30,000            5.04           5.00         30,000            5.00
                 6.75            2,000            7.39           6.75          1,542            6.71
                                ------          ------         ------         ------          ------

                                52,000            3.93         $ 3.43         51,542          $ 3.37
                                ======          ======         ======         ======          ======

         The following table summarizes information about stock options outstanding at March 31, 1999:


                                        Options Outstanding                   Options Exercisable
                            ------------------------------------------    ---------------------------
                                               Weighted
                                                Average       Weighted                       Weighted
                                Number        Remaining       Average         Number         Average
              Exercise      Outstanding at   Contractual      Exercise    Exercisable at     Exercise
               Price        March 31, 1999   Life (Years)      Price      March 31, 1999      Price
              --------      --------------   ------------     --------    --------------     --------

               $  .75            84,000           8.99         $  .75         56,000          $ 0.75
                 4.00           120,000           2.21           4.00        120,000            4.00
                 5.00            40,000           6.04           5.00         32,500            5.00
                 6.75             3,000           8.39           6.75          1,500            6.75
                                -------         ------         ------        -------          ------

                                247,000           5.21         $ 3.09        210,000          $ 3.31
                                =======         ======         ======        =======          ======

                        LTI Holdings, Inc. and Subsidiary

                             March 31, 2000 and 1999

NOTE I - STOCK OPTION PLAN - Continued

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


                                                                   March 31, 2000          March 31,1999
                                                                   --------------          -------------
               Net loss                       As reported          $  (1,040,291)          $   (967,176)
                                              Pro forma               (1,065,621)            (1,102,739)

               Basic net loss per
                 common share                 As reported          $        (.37)          $      (0.35)
                                              Pro forma                     (.38)                 (0.40)

               Diluted net loss per           As reported          $        (.37)          $      (0.35)
                 common share                 Pro forma                     (.38)                 (0.40)

         For purposes of the pro forma amounts above, the fair value of each option grant was estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in the years ended March 31, 2000 and 1999; expected volatility of 90%, risk-free interest rates of 6.7%; and expected lives of 4 to 5 years.