Form 10QSB
period 2000-06-30
LTI HOLDINGS INC
filed 2000-08-04
CIK 1014343

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                  FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                              OF THE EXCHANGE ACT

                 For the transition period from       to
                                                -----    -----

                         Commission file number 0-21061

                               LTI HOLDINGS, INC.
       (Exact name of small business issuer as specified in its charter)

           Delaware                                           58-2044990
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

                5115 New Peachtree Road, Suite 200, Atlanta, GA
                 30341 (Address of principal executive offices)

                                 (770) 454-7403
                          (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the issuer's Common Stock outstanding as of July 31, 2000 was 2,775,100.

Transitional Small Business Disclosure Format      Yes [ ]   No [X]

                       LTI HOLDINGS, INC. AND SUBSIDIARY

                                     INDEX

                                                                                           Page No.
Part I - Financial Information

         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of June 30, 2000                              3
                  (Unaudited) and March 31, 2000 (Audited)

                  Consolidated Statements of Operations for the Three                          4
                  Months Ended June 30, 2000 and 1999 (Unaudited)

                  Consolidated Statements of Cash Flows for the Three                          5
                  Months Ended June 30, 2000 and 1999 (Unaudited)

                  Notes to Consolidated Financial Statements                                   6

         Item 2.  Management's Discussion and Analysis of Financial                            6
                  Condition and Results of Operations

Part II - Other Information                                                                    8

                       LTI HOLDINGS, INC. AND SUBSIDIARY
            (formerly Laminating Technologies, Inc. and Subsidiary)

                          Consolidated Balance Sheets

                                                                                June 30, 2000         March 31, 2000
                                                                                -------------         --------------
                                                                                 (Unaudited)             (Audited)
                                 ASSETS

Current Assets:

            Cash                                                                $   1,673,335          $      70,903

            Investments                                                                    --              1,695,778

            Other current assets                                                       10,426                  8,230
                                                                                -------------          -------------

                      Total Assets                                              $   1,683,761          $   1,774,911
                                                                                =============          =============

                                 LIABILITIES

Current Liabilities:

            Accounts payable                                                    $      13,298          $         328

            Accrued expenses                                                          149,896                177,700
                                                                                -------------          -------------

                      Total Current Liabilities                                       163,194                178,028

                      STOCKHOLDERS' EQUITY

Series A convertible preferred stock, par value $.01,
            5,000,000 shares authorized, none issued

Common stock, par value $.01, 20,000,000 shares authorized,
            2,775,100 shares and 2,775,100 shares issued and
            outstanding, respectively                                                  27,751                 27,751

Additional paid-in capital                                                         11,713,354             11,713,354

Accumulated deficit                                                               (10,220,538)           (10,144,222)
                                                                                -------------          -------------

                      Total Stockholders' Equity                                    1,520,567              1,596,883
                                                                                -------------          -------------

                      Total Liabilities and Stockholders' Equity                $   1,683,761          $   1,774,911
                                                                                =============          =============

          See notes to accompanying consolidated financial statements

                       LTI HOLDINGS, INC. AND SUBSIDIARY
            (formerly Laminating Technologies, Inc. and Subsidiary)

                     Consolidated Statements of Operations
                                  (Unaudited)

                                                                                         Three Months Ended
                                                                                              June 30,
                                                                                ------------------------------------
                                                                                   2000                     1999
                                                                                -------------          -------------

Net sales                                                                       $          --          $     553,002

Cost of sales                                                                              --                399,341
                                                                                -------------          -------------

Gross profit                                                                               --                153,661

Selling, general and administrative expenses                                          102,590                471,424

Research and development expenses                                                          --                 46,142
                                                                                -------------          -------------

Operating (loss)                                                                     (102,590)              (363,905)

Interest expense                                                                           --                   (719)

Investment income                                                                      26,273                 20,462

Loss on sale of assets                                                                     --               (335,489)
                                                                                -------------          -------------

Net (loss)                                                                      $     (76,317)         $    (679,651)
                                                                                =============          =============

Net (loss) per share of common stock                                                    (0.03)                 (0.24)
                                                                                =============          =============

Weighted average number of common
    shares outstanding                                                              2,775,100              2,775,100
                                                                                =============          =============

          See notes to accompanying consolidated financial statements

                       LTI HOLDINGS, INC. AND SUBSIDIARY
            (formerly Laminating Technologies, Inc. and Subsidiary)

                Consolidated, Condensed Statement of Cash Flows
                                  (Unaudited)

                                                                                         Three Months Ended
                                                                                              June 30,
                                                                                ------------------------------------
                                                                                   2000                     1999
                                                                                -------------          -------------

Cash flows from operating activities:

  Net (loss)                                                                    $     (76,317)         $    (679,651)

Adjustments to reconcile net (loss) to net cash
  (used in) operating activities:
  Depreciation and amortization                                                            --                 18,305
  Changes in current assets and liabilities                                           (17,029)               571,321
                                                                                -------------          -------------
    Net cash (used) in operating activities                                           (93,346)               (90,025)
                                                                                -------------          -------------

Cash flows from investing activities:
  Sale (purchase) of investments                                                    1,695,778                698,650
  Acquisitions of fixed assets                                                             --                242,929
                                                                                -------------          -------------
    Net cash (used) in investing activities                                         1,695,778                941,579
                                                                                -------------          -------------

Cash flows from financing activities:
  (Repayment) of notes payable                                                             --                (11,675)
                                                                                -------------          -------------
    Net cash (used) in financing activities                                                --                (11,675)
                                                                                -------------          -------------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                         1,602,432                839,879
Cash and cash equivalents - beginning of period                                        70,903                210,271
                                                                                -------------          -------------
CASH AND CASH EQUIVALENTS  - END OF PERIOD                                      $   1,673,335          $   1,050,150
                                                                                =============          =============


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

         The unaudited interim condensed financial statements of LTI Holdings, Inc. and Subsidiary (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles have been condensed or omitted. These interim condensed financial statements should be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB for the fiscal year ended March 31, 2000.

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

         As previously announced, LTI Holdings has agreed to merge with Speedcom Wireless International Corporation, a privately held wireless broadband manufacturer based in Sarasota, Florida. The companies executed a definitive merger agreement on August 4, 2000. Under the terms of the merger agreement, LTI Holdings will acquire Speedcom in return for shares of LTI Holdings' common stock. Upon completion of the transaction, current LTI Holdings' stockholders will own approximately 8% of the post-merger company and current Speedcom stockholders will own approximately 92% of the post-merger company, subject to adjustment based upon LTI Holdings' cash position at closing. The parties expect to rename the combined company Speedcom Wireless Corporation and continue Speedcom's current business. The closing of the transaction is subject to customary conditions, including the approval of the stockholders of both LTI Holdings and Speedcom and the effectiveness of LTI Holdings' S-4 Registration Statement, filed on August 4, 2000 with the Securities and Exchange Commission.

NOTE B.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

         The following discussion should be read in conjunction with the Company's audited financial statements for the year ended March 31, 2000 included in Form 10-KSB.

         As previously announced, LTI Holdings has agreed to merge with Speedcom Wireless International Corporation, a privately held wireless broadband manufacturer based in Sarasota, Florida. The companies executed a definitive merger agreement on August 4, 2000. Under the terms of the merger agreement, LTI Holdings will acquire Speedcom in return for shares of LTI Holdings' common stock. Upon completion of the transaction, current LTI Holdings' stockholders will own approximately 8% of the post-merger company and current Speedcom stockholders will own approximately 92% of the post-merger company, subject to adjustment based upon LTI Holdings' cash position at closing. The parties expect to rename the combined company Speedcom Wireless Corporation and continue Speedcom's current business. The closing of the transaction is subject to customary conditions, including the approval of the stockholders of both LTI Holdings and Speedcom and the effectiveness of LTI Holdings' S-4 Registration Statement, filed on August 4, 2000 with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

Three Months Ended June 30, 1999 and 2000.

         Net sales decreased from approximately $553,000 in the three months ended June 30, 1999 ("1999 Three Months") to $0 in the three months ended June 30, 2000 ("2000 Three Months"). This decrease is due to the Company selling its operating assets as of June 30, 1999.

         Gross profit decreased from approximately $154,000 in the 1999 Three Months, to $0 in the 2000 Three Months. The gross profit margin decrease is due to the Company selling its operating assets as of June 30, 1999.

         Selling, general and administrative expenses decreased 78% from the 1999 Three Months of approximately $471,000 to approximately $103,000 in the 2000 Three Months. This decrease is primarily due to the reduction in personnel due to the company selling its operating assets as of June 30, 1999.

         Research and development expense decreased from approximately $46,000 in the 1999 Three Months to $0 in the 2000 Three Months. This decrease is due to the Company selling its operating assets as of June 30, 1999.

         Interest expense decreased approximately $1,000 from the 1999 Three Months of approximately $1,000 to $0 in the 2000 Three Months. This decrease is due to the payoff of an outstanding note. Interest income increased from approximately $20,000 in the 1999 Three Months to approximately $26,000 in the 2000 Three Months. This increase is primarily due to the amount of cash available for investing, due to the sale of the assets, being greater in the 2000 Three months than in the 1999 Three Months.

         Loss on sale of assets was approximately $335,000 for the 1999 Three Months. This loss was recognized as a result of the Company selling substantially all of its assets. There was no such activity in the 2000 Three months.

         Net loss decreased from approximately $680,000 or ($.24) per share in 1999 Three Months to approximately $76,000, or ($.03) per share, in 2000 Three Months as a result of the foregoing factors.

LIQUIDITY AND CAPITAL RESOURCES

         The Company received approximately $400,000 from the sale of its assets on June 30, 1999 and this cash was added to the Company's existing cash balance. Since this time the Company's cash has primarily been used to pay recurring general and administrative expenses which run approximately $25,000 per month, excluding any fees for legal, financial or other advisory services. The Company currently has cash and short term investments of approximately $1.7 million.

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

         At June 30, 2000 the Company had net operating loss carry-forwards for Federal Income Tax purposes of approximately $ 9,321,000. The net operating loss and credit carry-forwards expire from March, 2009 through March, 2020. Additionally, the Company's ability to utilize its net operating loss carry-forwards may be subject to annual limitations pursuant to Section 382 of the Internal Revenue Code.

================================================================================

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


August 4, 2000                   LTI HOLDINGS, INC.


                                 By:  s/s      Michael E. Noonan
                                      -----------------------------------------
                                      Michael E. Noonan
                                      Chief Executive Officer and President


                                 By:  s/s      Shirley Pigg
                                      -----------------------------------------
                                      Shirley Pigg
                                      Controller (Principal Accounting Officer)