Form 10QSB
period 2000-09-30
SPEEDCOM WIRELESS CORP
filed 2000-11-03
CIK 1014343

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PRUSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDING SEPTEMBER 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM __________ TO ____________

                         COMMISSION FILE NUMBER 0-21061

                          SPEEDCOM WIRELESS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                  58-2044990
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

                           1748 INDEPENDENCE BLVD. C-5
                               SARASOTA, FL 34243
                                 (941) 358-9283
       (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING AREA
               CODE, OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes[x] No[ ], and (2) has been subject to such filing requirements for the past 90 days Yes[x] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the last practicable date: September 30, 2000 - 9,171,736 Common shares, $.001 par value.

Transitional small business disclosure format (check one): Yes [x] No [ ].

                          SPEEDCOM WIRELESS CORPORATION

               FORM 10-QSB FOR THE PERIOD ENDED SEPTEMBER 30, 2000

                                      INDEX


PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

        Balance Sheets as of September 30, 2000 and December 31, 1999         3

        Statements of Operations for the three and nine months ended
        September 30, 2000 and 1999                                           4

        Statements of Cash Flows for the nine months ended
        September 30, 2000 and 1999                                           5

        Notes to Financial Statements                                         6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                            10

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders                  18

Item 6. Exhibits and Reports on Form 8-K                                     19


Signatures                                                                   19

Exhibit Index                                                                20

PART 1   FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS

                          SPEEDCOM WIRELESS CORPORATION
                                 BALANCE SHEETS


                                                                          September 30,       December 31,
                                                                              2000                1999
                                                                        ------------------------------------
                                                                           (UNAUDITED)
ASSETS
Current assets:
   Cash                                                                     $   533,920       $   108,564
   Restricted cash                                                                 --              35,671
   Accounts receivable, net of allowances of  $210,543 and $143,371 in
     2000 and 1999, respectively                                              1,701,717           515,155
   Inventories, net                                                           1,345,995           553,004
   Prepaid expenses and other current assets                                    280,797             7,182
                                                                            -----------------------------
Total current assets                                                          3,862,429         1,219,576

Property and equipment, net                                                     725,433           199,199
Other assets, net                                                                56,332            44,284
                                                                            -----------------------------
Total assets                                                                $ 4,644,194       $ 1,463,059
                                                                            =============================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) Current liabilities:
   Accounts payable                                                         $   779,830       $   817,092
   Accrued expenses                                                             736,383           362,134
   Loans from stockholder                                                          --              45,639
   Current portion of deferred revenue                                          108,407            83,005
   Current notes and capital leases payable                                      52,901           328,781
                                                                            -----------------------------
Total current liabilities                                                     1,677,521         1,636,651

Accrued expenses, net of current portion                                           --              12,000
Deferred revenue, net of current portion                                         33,158            63,616
Notes and capital leases payable                                                 72,255            99,154
Convertible subordinate debt                                                     40,000              --

Stockholders' equity (deficit):
   Common stock, $.001 par value, 20,000,000 shares
     authorized, 9,171,736 and 7,351,323 shares
     issued and outstanding                                                       9,172             7,351
   Additional paid-in capital                                                 6,602,326         2,061,943
   Accumulated deficit                                                       (3,695,238)       (2,417,656)
   Notes receivable - related party                                             (95,000)             --
                                                                            -----------------------------
Total stockholders' equity (deficit)                                          2,821,260          (348,362)
                                                                            -----------------------------
Total liabilities and stockholders' equity (deficit)                        $ 4,644,194       $ 1,463,059
                                                                            =============================

SEE ACCOMPANYING NOTES.

                          SPEEDCOM WIRELESS CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                           Three months ended September 30,     Nine months ended September 30,
                                                 2000              1999             2000              1999
                                           --------------------------------    -------------------------------
Net revenues                                $ 3,182,673       $ 1,726,783       $ 7,183,655       $ 3,738,608

Operating costs and expenses:
   Cost of installation revenues              1,756,529           873,449         3,886,256         2,017,121
   Salaries and related                         719,272           419,208         2,433,880         1,248,636
   General and administrative                   770,365           184,708         1,320,768           469,049
   Selling expenses                             319,320            91,317           555,056           131,077
   Bad debts expense                            182,821              --             207,299              --
   Depreciation and amortization                 31,032             8,849            61,032            26,549

                                           --------------------------------    -------------------------------
                                              3,779,339         1,577,531         8,464,291         3,892,432
                                           --------------------------------    -------------------------------
(Loss)/income from operations                  (596,666)          149,252        (1,280,636)         (153,824)

Other income/(expense):
   Interest expense, net                         (2,216)          (32,077)          (10,434)          (73,645)
   Other income, net                               --              12,033            13,488            12,033
                                           --------------------------------    -------------------------------
                                                 (2,216)          (20,044)            3,054           (61,612)
                                           --------------------------------    -------------------------------
Net (loss)/income                           $  (598,882)      $   129,208       $(1,277,582)      $  (215,436)
                                           ================================    ===============================

Net (loss)/income per share:
   Basic                                    $     (0.07)      $      0.02       $     (0.16)      $     (0.03)
                                           ================================    ===============================
Shares used in computing basic
   net (loss)/income per share                8,505,279         7,098,943         8,075,241         7,021,162
                                           ================================    ===============================

SEE ACCOMPANYING NOTES.

                          SPEEDCOM WIRELESS CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                    Nine months ended September 30,
                                                                          2000             1999
                                                                   ---------------------------------
OPERATING ACTIVITIES
Net loss                                                             $(1,277,582)      $  (215,436)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                        61,032            26,549
     Bad debts                                                           207,299              --
     Provision for inventory obsolescence                                 11,000              --
     Gain on sale of assets                                                 --              (2,900)
     Common stock issued for services                                      5,000              --
     Changes in operating assets and liabilities:
         Restricted cash                                                  35,671            72,869
         Accounts receivable                                          (1,393,861)         (699,477)
         Inventories                                                    (803,991)          233,949
         Prepaid expenses and other assets                              (273,615)          (13,042)
         Other assets                                                    (12,048)           (7,928)
         Accounts payable and accrued expenses                           324,987          (190,498)
         Deferred revenue                                                 (5,056)             --
                                                                     --------------------------------
Net cash used in operating activities                                 (3,121,164)         (795,914)

INVESTING ACTIVITIES
Proceeds from sale of equipment                                             --               2,900
Purchases of equipment                                                  (587,266)          (69,403)
                                                                     --------------------------------
Net cash used in investing activities                                   (587,266)          (66,503)

FINANCING ACTIVITIES
Net (payments) proceeds from factor                                     (111,731)          598,294
Proceeds from sales of common stock                                    4,665,714           365,749
Payments from loans from stockholder                                     (45,639)            6,348
Borrowings of long-term debt                                              40,000           223,300
Payments of capital leases                                              (191,048)           (1,772)
Purchase of stock                                                       (223,510)             --
                                                                     --------------------------------
Net cash provided by financing activities                              4,133,786         1,191,919
                                                                     --------------------------------
Net increase in cash                                                     425,356           329,502
Cash at beginning of year                                                108,564              --
                                                                     --------------------------------
Cash at end of period                                                $   533,920       $   329,502
                                                                     ===============================

SEE ACCOMPANYING NOTES.

                          SPEEDCOM WIRELESS CORPORATION
                          Notes to Financial Statements
                                   (unaudited)

1. BUSINESS

Speedcom Wireless International Corporation was incorporated in Florida on March 16, 1994. The company manufactures and installs custom broadband wireless networking equipment for business and residential customers internationally. Through its Wave Wireless Networking division, the company manufactures a variety of broadband wireless products, including the Speedlan family of wireless Ethernet bridges and routers. Internet service providers, telco operators and private organizations in over 60 countries use Speedcom products to provide "last-mile" wireless connectivity between multiple buildings at speeds up to 100 Mbps and distances of up to 25 miles. Speedcom Wireless International Corporation is an ISO 9001 registered company.

2. BASIS OF PRESENTATION

On September 26, 2000, Speedcom Wireless International Corporation merged with LTI Holdings, Inc. (LTI). The parties renamed the combined company Speedcom Wireless Corporation (the Company or Speedcom) and continue the business of Speedcom Wireless International Corporation (Old Speedcom). Pursuant to the terms of the merger agreement, LTI affected a 1 for 4.26 reverse stock split prior to the merger. The reverse stock split reduced the number of LTI's outstanding common shares to 655,958, the number of LTI's stock warrants to 1,966,927 and the number of LTI's purchase options to 39,950. The merger was also effected with the issuance by LTI of 8,515,778 shares of its common stock, on a 1.146 for 1 basis, for the outstanding common shares of Old Speedcom, which included an additional 1,084,873 shares issued to Old Speedcom shareholders as a closing adjustment under the merger agreement. The number of shares of Old Speedcom stock issuable upon exercise of all outstanding stock options and warrants as of September 30, 2000 is 3,602,846.

Since LTI was a non-operating shell company, the merger was treated as a recapitalization of the Company for accounting purposes. As a result, the Company recorded the transaction as the issuance of common stock for the net monetary assets of LTI (principally cash), accompanied by a recapitalization of equity. The Company recorded a net increase in equity of $1,215,937, which represents total net assets of LTI. The Company has recorded the transaction to reflect the shares outstanding under the current structure. There has been no change in the basis under which the assets and liabilities are recorded. Accordingly, except as specifically noted to the contrary, (1) the financial information herein that predates the merger consists of information about Old Speedcom, and (2) all references to Speedcom or the Company refer to Old Speedcom before the merger and to the combined company after the merger. All shares, options and warrants issued by Speedcom prior to the merger have been retroactively restated for all periods presented to reflect the 1.146 for 1 merger exchange ratio.

                          SPEEDCOM WIRELESS CORPORATION
                          Notes to Financial Statements
                                   (unaudited)

The accompanying financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. The accompanying financial statements should be read in conjunction with the Company's annual financial statements and notes thereto included in the LTI Registration Statement on Form S-4.

In the opinion of management, the financial statements reflect all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for those periods presented. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

3. INVENTORIES

A summary of inventories at September 30, 2000 and December 31, 1999 is as follows:

                                                                     2000             1999
                                                              ------------------------------------
                                                                   (UNAUDITED)
Component parts                                                     $  832,587          $458,385
Completed assemblies                                                   513,408            94,619
                                                              ------------------------------------
                                                                    $1,345,995          $553,004
                                                              ====================================

4. PROPERTY AND EQUIPMENT

A summary of property and equipment at September 30, 2000 and December 31, 1999 is as follows:

                                                                     2000             1999
                                                              ------------------------------------
                                                                   (UNAUDITED)
Computer and office equipment                                      $ 636,731         $ 215,069
Automobiles                                                           51,737            43,637
Leasehold improvements                                                62,283            18,706
Furniture and fixtures                                                70,466            16,775
Construction in progress                                              98,643            29,526
                                                              ------------------------------------
                                                                     919,860           323,713
Less accumulated depreciation                                       (194,427)         (124,514)
                                                              ------------------------------------
                                                                   $ 725,433         $ 199,199
                                                              ====================================

                          SPEEDCOM WIRELESS CORPORATION
                          Notes to Financial Statements
                                   (unaudited)

5. ACCRUED EXPENSES

A summary of accrued expenses at September 30, 2000 and December 31, 1999 is as follows:

                                         2000             1999
                                        -----------------------
                                        (UNAUDITED)
Accrued Payroll                          $374,802      $ 79,956
Other                                     361,581       282,178
                                        -----------------------
                                         $736,383      $362,134
                                        =======================

6. STOCKHOLDERS' EQUITY

During the nine months ending September 30, 2000, the following shares of common stock were issued:

             Number of Shares                         Price
-----------------------------------------------------------------------
                110,026                                 2.18
                229,220                                 2.84
                    656                                 3.05
                383,657                                 3.49
                 84,238                                 4.36
                 47,755                                 5.24
                136,631                                 6.98

Included in the above are shares of common stock with detachable warrants to purchase up to 84,238 shares of common stock at an exercise price of $8.72 per share, for $4.36 per unit. These warrants have a term of two years. Also included in the above are 47,755 shares of common stock with detachable warrants to purchase up to 114,610 shares of common stock at $6.54 per share, for $5.24 per unit. These warrants expired on October 7, 2000 without being exercised.

During August 2000, 9,004 options were exercised for $2.62 per share. The Company also issued 313,990 shares of stock for finders fees and costs incurred in connection with the merger as discussed in footnote 2 above. Pursuant to the merger as discussed above and in footnote 2, in September LTI effected a 1 for
4.26 reverse stock split which reduced the number of LTI's

                          SPEEDCOM WIRELESS CORPORATION
                          Notes to Financial Statements
                                   (unaudited)

outstanding common shares to 655,958, the number of LTI's stock warrants to 1,966,927 and the number of LTI's purchase options to 39,950. The merger was also effected with the issuance by LTI of 8,515,778 shares of its common stock, on a 1 for 1.146 basis, for the outstanding common shares of Old Speedcom, which included an additional 1,084,873 shares issued to Old Speedcom shareholders as a closing adjustment under the merger agreement. Net proceeds on the sales of stock and warrants during the first nine months of 2000 amounted to $4,665,714. The number of shares of Old Speedcom stock issuable upon exercise is 3,602,846. The merger agreement did not change the terms of the issued stock options.

In addition to sales of stock and warrants for cash, during May 2000 the Company issued 28,653 shares of common stock to a board member in exchange for a $95,000, 6% promissory note and two months of consulting services. A value of $100,000 was ascribed to the common stock issued, based upon the then most recent sale of common stock at a price of $3.49 per share. The value was allocated to the face value of the note receivable in the amount of $95,000 (contra-equity) and deferred consulting services (expense) in the amount of $5,000.

During the nine months ending September 30, 2000, the Company repurchased 179,373 shares of its common stock, for cash.

During the period from January 1999 to September 1999, the Company sold 238,527 shares of its $.001 par value common stock at a per share price of $1.96. During the period from October to December 1999, the Company sold 289,390 shares of its $.001 par value common stock at a per share price of $2.18. Of the total shares sold, 110,026 shares were unissued at December 31, 1999. These shares were issued subsequent to December 31, 1999. The net proceeds on sales of stock during the nine months ending September 30, 1999 were $365,749.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in this document contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended that involve risks and uncertainties, such as statements concerning growth and future operating results; developments in markets and strategic focus; new products and services and product technologies and future economic, business and regulatory conditions. Such forward-looking statements are generally accompanied by the words such as "plan", "estimate", "expect", "believe", "should", "would", "could", "anticipate", "may" and other words that convey uncertainty of future events or outcomes. These forward-looking statements and other statements made elsewhere in this report are made in reliance on the Private Securities Litigation Reform Act of 1995. The section below entitled "Certain Factors That May Affect Future Results, Financial Condition and Market Price of Securities" sets forth material factors that could cause actual results to differ materially from these statements.

OVERVIEW

Speedcom is a multi-national company based in Sarasota, Florida. The Company employs approximately 90 people. Through its Wave Wireless Networking division, Speedcom manufactures a variety of broadband wireless products, including its Speedlan family of wireless Ethernet bridges and routers. Internet service providers, telco operators and private organizations in more than 60 countries use Speedcom products to provide "last-mile" wireless connectivity between multiple buildings at speeds up to 100 Mbps and distances of more than 25 miles.

RESULTS OF OPERATIONS

The following table sets forth the percentage of net revenues represented by certain items in the Company's Statements of Operations for the periods indicated.

                                Three months ended September 30,        Nine months ended September 30,
                                       2000       1999                         2000         1999
                                --------------------------------        -------------------------------
Net revenues                           100%        100%                        100%        100%

Operating costs and expenses:
   Cost of installation revenues        55%         50%                         54%         54%
   Salaries and related                 23%         24%                         34%         33%
   General and administrative           24%         11%                         18%         12%
   Selling expenses                     10%          5%                          8%          4%
   Bad debts expense                     6%          0%                          3%          0%
   Depreciation and amortization         1%          1%                          1%          1%
                                --------------------------------        -------------------------------
                                       119%         91%                        118%        104%
                                --------------------------------        -------------------------------

(Loss) income from operations          (19)%         9%                        (18)%        (4)%

Other income (expense):
   Interest expense, net                 0%         (2)%                         0%         (2)%
   Other income, net                     0%          0%                          0%          0%
                                --------------------------------        -------------------------------
                                         0%         (2)%                         0%         (2)%
                                --------------------------------        -------------------------------
Net (loss) income                      (19)%         7%                        (18)%        (6)%
                                ================================        ===============================


NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

Net revenues increased 92% from approximately $3,739,000 in the nine months ended September 30, 1999 to approximately $7,184,000 in the nine months ended September 30, 2000. This increase was due to Speedcom executing its business plan in a growing market for broadband wireless in 2000 coupled with Speedcom's poor performance in the first nine months of 1999 due to its operating in a capital constrained position. Cost of installation revenues increased 93% from approximately $2,017,000 in the nine months ended September 30, 1999 to approximately $3,886,000 in the nine months ended September 30, 2000, due primarily to increases in the Company's revenues.

Salaries and related, general and administrative and selling expenses increased by 133% from approximately $1,849,000 in the first nine months of 1999 to approximately $4,310,000 in the nine months ended September 30, 2000. This increase was primarily due to an increase in employee headcount and increased spending on marketing and promotion, such as attendance at industry trade shows coupled with an unusually low expense level in the first nine months of 1999 due to the Company operating in a capital constrained position. Additionally, Speedcom incurred the cost of two years of financial audits in the first nine months of 2000 but did not incur any expense for an audit in the first nine months of 1999.

Interest expense decreased by approximately $64,000, or 86%, from approximately $74,000 for the nine months ended September 30, 1999 to approximately $10,000 for the nine months ended September 30, 2000. This decrease was due to the decrease in borrowings under Speedcom's factoring line as a result of an infusion of equity in the first nine months of 2000 and continued amortization of Speedcom's inventory based loan facility.

THREE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

Net revenues increased 84% from approximately $1,727,000 in the three months ended September 30,1999 to approximately $3,183,000 in the three months ended September 30, 2000. This increase was due to Speedcom executing its business plan in a growing market for broadband wireless in 2000 coupled with Speedcom's poor performance in the three months of 1999 due to its operating in a capital constrained position. Cost of installation revenues increased 101% from approximately $873,000 in the three months ended September 30, 1999 to approximately $1,757,000 in the three months ended September 30, 2000, due primarily to increases in the Company's revenues.

Salaries and related, general and administrative and selling expenses increased by 160% from approximately $695,000 in the three months ending September 30, 1999 to approximately $1,809,000 in the three months ended September 30, 2000. This increase was primarily due to an increase in employee headcount and increased spending on marketing and promotion, such as attendance at industry trade shows coupled with an unusually low expense level in the three months of ending September 30, 1999 due to the Company operating in a capital constrained position.

Interest expense decreased by approximately $30,000, or 93%, from approximately $32,000 for the three months ended September 30, 1999 to approximately $2,000 for the three months ended September 30, 2000. This decrease was due to the decrease in borrowings under Speedcom's factoring line as a result of an infusion of equity in the three months ending September 30, 2000 and continued amortization of Speedcom's inventory based loan facility.

INCOME TAXES

At September 30, 2000, Speedcom had net operating loss carry-forwards (NOL's) for federal income tax purposes of approximately $11,000,000. The NOL's expire through the year 2020. The carry-forwards acquired in connection with the merger are subject to certain limitations which ultimately may prevent use of such NOL's prior to their expiration, as prescribed by Section 382 of the Internal Revenue Code of 1986, as amended, and the corresponding regulations.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 1999 Speedcom used approximately $796,000 for its operating activities. This was primarily due to increases in accounts receivable (due to increases in sales) and its net loss for the period. Speedcom's cash flow from financing activities increased due to the receipt of approximately $366,000 from the sale of its common stock and net payments from factored receivables of approximately $598,000 during the first nine months of 1999. As of September 30, 1999, Speedcom had cash of approximately $330,000.

During the nine months ended September 30, 2000, Speedcom used approximately $3,121,000 for its operating activities. This was primarily due to increases in accounts receivable (due to increases in sales) and its net loss for the period. Speedcom purchased approximately $587,000 of fixed assets during the nine months ending September 30, 2000 as compared to approximately $69,000 during the same period in 1999, a 746% increase. To fund this growth in assets and sales, Speedcom raised approximately $4,666,000 through the issuance of common stock and warrants, through private investments and the reverse merger with LTI, as described in footnote 2 to the financial statements. As of September 30, 2000, Speedcom had cash of approximately $534,000.

The Company believes that its working capital, together with the cash generated from operations, and financing facilities, will be sufficient to satisfy anticipated sales growth and investment in manufacturing facilities and equipment through its fiscal year 2000. However, due to the growth of Speedcom, management believes that it will need to raise additional capital in 2001. This additional capital could come from the sale of common or preferred stock, the exercise of outstanding warrants, or from borrowings. Any material acquisitions of complementary businesses, products or technologies could also require additional equity or debt financing. There can be no assurance that such financing will be available on acceptable terms, if at all.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS, FINANCIAL CONDITION AND MARKET PRICE OF SECURITIES

THE MARKET FOR WIRELESS NETWORKING IS AT AN EARLY STAGE OF DEVELOPMENT.

The wireless networking market is at an early stage of development and is rapidly evolving. As is typical for a new and rapidly evolving industry, demand and market acceptance for recently introduced wireless networking products and services are subject to a high level of uncertainty. Market acceptance of particular products cannot be predicted; however, it is likely that new wireless LAN products will not be generally accepted unless they operate at higher speeds and are sold at lower prices. While the number of businesses recognizing the increased value of wireless solutions is increasing, it is not known whether this market will continue to develop such that sufficient demand for our products will emerge and become sustainable. Prospects must be evaluated due to the risks encountered by a company in the early stages of marketing new products or services, particularly in light of the uncertainties relating to the new and evolving markets in which the Company operates. There can be no assurance that the Company will succeed in addressing any or all of these risks, and the failure to do so would have a material adverse effect on Speedcom's business, financial condition and operating results.

THERE IS INTENSE COMPETITION IN THE WIRELESS LAN MARKET.

The market for the Company's products is very competitive, and it is expected that competition will increase in the future, both with respect to current products and future products which the Company may develop. Within the wireless industry, business is intensely competitive and is characterized by rapid technological change, frequent introduction of new products and evolving industry standards. Increased competition could adversely affect the Company's revenues and profitability through pricing pressure, loss of market share and other factors. Management believes that the principal competitive factors in the wireless LAN market include:

- expertise and familiarity with 2.4 GHz spread spectrum technology, wireless data communication protocols and LAN technology;
- product performance, features, functionality and reliability;
- price/performance characteristics;
- timeliness of new product introductions;
- adoption of emerging industry standards;
- customer service and support;
- size and scope of distribution network; and
- brand name.

While the Company believes that they are competitive in these regards, there can be no assurance that it will be able to successfully compete as to these or other factors or that competitive pressures that the Company faces will not materially and adversely affect its business and operating results. The Company also cannot assure that these will continue to be competitive factors in the wireless LAN market and, if not, whether the Company will be able to successively identify future competitive factors or be successful competing as to those factors. Within the wireless LAN industry, the primary competitors are Lucent Technologies, Aironet (part of Cisco Systems) and BreezeCom. The Company also experiences competition from a number of smaller companies that provide wireless data communication products, and it may encounter future competition from other companies, both that have and have not announced their intentions to offer competitive products and solutions. In addition, the Company could encounter future competition from larger wireless, computer and networking equipment companies. The Company also faces competition from its OEM customers who have, or could acquire, their own wireless data communications research and development capabilities. The Company could also encounter future competition from companies that offer products that replace or are alternatives to radio frequency wireless solutions including, for example, products based on infra-red technology or laser technology and systems that utilize existing telephone wires or cables within a building as a wired network backbone or satellite systems outside of buildings.

Many of the Company's current and potential competitors have significantly greater financial, marketing, technical and other resources and, as a result, may be able to respond more quickly to new or emerging technologies or standards and to changes in customer requirements, or to devote greater resources to the development, promotion and sale of products or to deliver competitive products at a lower end user price. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of our existing and prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition is likely to result in price reductions, reduced operating margins and loss of market share, any of which could have a material adverse effect on our business and operating results.

OUR RELIANCE ON LIMITED SOURCES OF WIRELESS AND COMPUTER COMPONENTS COULD ADVERSELY AFFECT OUR BUSINESS.

Many of the key components necessary for the assembly of the Company's products are only available from a single supplier or from a limited number of suppliers. The Company has experienced delays and shortages in the supply of components in the past and could experience delays and shortages in the future. The Company generally does not maintain a significant inventory of components and does not have long-term supply contracts with its suppliers. The Company's reliance on sole or limited source suppliers involves several risks, including:
- suppliers could increase component prices significantly, without notice and with immediate effect;
- suppliers could discontinue the manufacture or supply of components or delay delivery of components used in products for reasons such as inventory shortages, new product offerings, increased cost of materials, destruction of manufacturing facilities, labor disputes and bankruptcy; and
- in order to compensate for potential component shortages or discontinuance, the Company may in the future hold more inventory than is immediately required, resulting in increased inventory costs. If the Company's suppliers are unable to deliver or ration components to it, the Company could experience interruptions and delays in manufacturing and sales, which could result in cancellation of orders for products or the need to modify products. This may cause substantial delays in product shipments, increased manufacturing costs and increased product prices. Further, the Company may not be able to develop alternative sources for these components in a timely way, if at all, and may not be able to modify its products to accommodate alternative components. These factors could damage the relationships with current and prospective customers lasting longer than any underlying shortage or discontinuance. Any of these risks, if realized, could materially and adversely affect the Company's business operating results and financial condition.

EXPANDING DISTRIBUTION CHANNELS MIGHT ADVERSELY AFFECT BUSINESS.

To increase revenues, the Company believes that it must increase the number of distribution partners. Management's strategy includes an effort to reach a greater number of end users through indirect channels. The Company is currently investing, and plans to continue to invest, significant resources to develop these indirect channels. This could adversely affect the Company's operating results if these efforts do not generate the revenues necessary to offset such investments. The Company will be dependent upon the acceptance of its products by distributors and their active marketing and sales efforts relating to its products. The distributors to whom the

Company sells products are independent and are not obligated to deal with the Company exclusively or to purchase any specified amount of products. Because the Company does not generally fulfill orders by end users of its products sold through distributors, the Company will be dependent upon the ability of distributors to accurately forecast demand and maintain appropriate levels of inventory. Management expects that the Company's distributors will also sell competing products. These distributors may not continue, or may not give a high priority to, marketing and supporting the Company's products. This and other channel conflicts could result in diminished sales through the indirect channels and adversely affect operating results. Additionally, because lower prices are typically charged on sales made through indirect channels, increased indirect sales could adversely affect the average selling prices and result in lower gross margins.

THE COMPANY MAY NOT BE ABLE TO MANAGE ITS GROWTH.

The Company has expanded its operations in recent years, and anticipates that further expansion will be required to address potential growth in the customer base and market opportunities. This expansion has placed, and future expansion is expected to place, a significant strain on the Company's management, technical, operational, administrative and financial resources. The Company has recently hired new employees, including a number of key managerial and operations personnel, who have not yet been fully integrated into its operations. The current and planned expansion of personnel, systems, procedures and controls may be inadequate to support future operations. The Company may be unable to attract, retain, motivate and manage required personnel, including finance, administrative and operations staff, or to successfully identify, manage and exploit existing and potential market opportunities because of inadequate staffing. The Company may also be unable to manage further growth in its multiple relationships with OEMs, distributors and other third parties. If the Company is unable to manage growth effectively, its business, financial condition and results of operations could be adversely affected.

THE COMPANY MAY FACE RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS AND SALES.

The Company anticipates that revenues from customers outside North America will continue to account for a significant portion of its total revenues for the foreseeable future. Expansion of international operations has required, and will continue to require, significant management attention and resources. In addition, the Company remains heavily dependent on distributors to market, sell and support its products internationally. International operations are subject to additional risks, including the following:
- difficulties of staffing and managing foreign operations;
- longer customer payment cycles and greater difficulties in collecting accounts receivable;
- unexpected changes in regulatory requirements, exchange rates, trading policies, tariffs and other barriers;
- uncertainties of laws and enforcement relating to the protection of intellectual property;
- language barriers;
- limits on the ability to sue and enforce a judgment for accounts receivable;
- potential adverse tax consequences; and

- political and economic instability.
Similarly, the Company cannot accurately predict the impact that any future fluctuations in foreign currency exchange rates may have on its operating results and financial condition.

RAPID TECHNOLOGICAL CHANGE MAY ADVERSELY AFFECT THE MARKET ACCEPTANCE FOR THE COMPANY'S PRODUCTS.

The markets for the Company's products and the technologies utilized in the industry in which the Company operates evolve rapidly and depend on key technologies, including wireless LAN, wireless packet data, modem and radio technologies. These technologies may be replaced with alternative technologies or may otherwise not achieve market acceptance that the Company is seeking. In particular, there is a substantial risk that the wireless packet data technology underlying the wireless internet access and broadband wireless local loop products may not achieve market acceptance for use in application. Major changes could render products and technologies obsolete or subject to intense competition from alternative products or technologies or by improvements in existing products or technologies. For example, internet access and wireless local loop equipment markets may stop growing, whether as a result of the development of alternative technologies, such as fiber optic, coaxial cable, satellite systems or otherwise. Also, new or enhanced products developed by other companies may be technologically incompatible to Speedcom's products and render the Company's products obsolete.

THE COMPANY HAS A HISTORY OF LOSSES, EXPECTS FUTURE LOSSES AND MAY NEVER ACHIEVE OR SUSTAIN PROFITABILITY.

The Company has incurred significant losses since its inception, and expects to continue to incur net losses for the foreseeable future. The Company intends to increase its operating expenses, however revenues may not grow or even continue at their current level. If revenues do not rapidly increase or if expenses increase at a greater pace than revenues, the Company will never become profitable.

THE COMPANY'S COMMON STOCK PRICE MAY BE VOLATILE.

The stock market has experienced significant price and volume fluctuations, and the market prices of technology companies have been highly volatile. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against that company. Such litigation could result in substantial costs and diversion of management's attention.

THERE ARE LIMITS TO OUR MANUFACTURING CAPACITIES AND ABILITIES.

Speedcom currently has limited manufacturing capability and has no experience in large scale manufacturing. If the Company's customers were to place orders for unexpectedly large quantities of products, Speedcom's present manufacturing capacity could be inadequate to meet such demand. There can be no assurance that the Company will be able to develop or contract for additional manufacturing capacity on acceptable terms on a timely basis.

THE COMPANY IS SUBJECT TO EXTENSIVE AND UNPREDICTABLE GOVERNMENT REGULATION.

The Company is subject to various FCC rules and regulations in the United States. Current FCC regulations permit license-free operation in certain FCC-certified bands in the radio spectrum. The Company's spread spectrum wireless products are intended for unlicensed operation primarily in the 2.4-2.4835 GHz frequency bands. Operation in these frequency bands is governed by rules set forth in Part 15 of the FCC regulations. The Part 15 rules are designed to minimize the probability of interference to other users of the spectrum and, thus, accord Part 15 systems secondary status. In the event that there is interference between a primary user and a Part 15 user, a higher priority user can require the Part 15 user to curtail transmissions that create interference. In this regard, if users of the Company's products experience excessive interference from primary users, market acceptance of the Company's products could be adversely affected, thereby materially and adversely affecting its business and results of operations. The FCC, however, has established certain standards, which create an irrefutable presumption of noninterference for Part 15 users and the Company believes that its products comply with these requirements. The Company's products also will be subject to regulatory requirements in international markets and, therefore, the Company will need to monitor the development of spread spectrum regulations in certain countries that represent potential markets for its products. The Company has limited experience in gaining regulatory approval outside of the United States. There can be no assurance that new regulations will not be promulgated, which could have a material adverse effect on the Company's business and results of operations, or that existing regulations outside of the United States would not adversely affect international marketing of Speedcom's products.

Regulatory changes, including changes in the allocation of available frequency spectrum, could significantly impact operations by restricting development efforts, rendering current products obsolete or increasing the opportunity for additional competition. In September 1993 and in February 1995, the FCC allocated additional spectrum for personal communications services. In January 1997, the FCC authorized 300 MHz of additional unlicensed frequencies in the 5 GHz frequency range. These changes in the allocation of available frequency spectrum could create opportunities for other wireless networking products and services. There can be no assurance that new regulations will not be promulgated, which could have a material adverse effect on the Company's business and results of operations.

PART II  OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Because LTI was a 1934 Act reporting company before the Speedcom/LTI merger, the following information relates to the matters submitted to a vote of LTI's stockholders in connection with the merger at a special meeting held on September 29, 2000. The following proposals are described in the Form S-4 registration statement filed by LTI with the SEC with respect to the merger on August 25, 2000:

- Proposal 1:  Agreement and Plan of Merger with Speedcom

- Proposal 2:  1 for 4.26 reverse stock split in connection with the merger

- Proposal 3: Amendments to Certificate of Incorporation in connection with the merger (including increasing the number of authorized shares)

----------------------------------------------------------------------------------------------------------
                                                                                              Broker Non-
                              For                    Against             Abstained               Votes
----------------------------------------------------------------------------------------------------------
Proposal 1                  2,190,099                    --                 780                 584,221
----------------------------------------------------------------------------------------------------------
Proposal 2                  2,188,219                 1,680                 980                 584,221
----------------------------------------------------------------------------------------------------------
Proposal 3                  2,188,899                 1,000                 980                 584,221
----------------------------------------------------------------------------------------------------------


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          The exhibits in the accompanying Index to Exhibits are filed as part of this Quarterly Report on Form 10-QSB.

     (b)  Reports on Form 8-K

          Form 8-K was filed on October 11, 2000 regarding a change in control of the registrant in accordance with the merger with LTI Holdings, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPEEDCOM WIRELESS CORPORATION

Date                       Signature                          Title

October 30, 2000      /s/ Michael W. McKinney       Chairman and Chief Executive
                      ------------------------      Officer, Director
                        Michael W. McKinney

INDEX TO EXHIBITS

EXHIBIT
NUMBER                                   DESCRIPTION

2.1(1) Asset Purchase Agreement between Packaging Atlanta Corporation and Laminating Technologies Inc. dated April 26, 1999
2.2 Agreement and Plan of Merger by and between Speedcom Wireless International Corporation and LTI Holdings, Inc., dated as of August 4, 2000 (included as Appendix A to the proxy statement/prospectus filed as part of
Form S-4 Registration Statement (File No. 333-43098) and incorporated herein by reference)
3.1 Amended and Restated Certificate of Incorporation (included as Appendix B to the proxy statement/prospectus filed as part of Form S-4 Registration Statement (File No. 333-43098) and incorporated herein by reference)
3.2(4) Amended and Restated Bylaws
4.1(2) Form of Bridge Note
4.2(2) Form of Warrant Agreement
4.3(2) Form of Underwriter's Unit Purchase Option
10.1(3) Registration Rights Agreement between the registrant and
Michael E. Noonan
10.2(2) Amended and Restated 1996 Stock Option Plan
10.3(2) Form of Indemnification Agreement
10.4(4) Executive Employment Agreement between Speedcom Wireless International Corporation and Jay O. Wright
10.5(4) Executive Employment Agreement between Speedcom Wireless International Corporation and Bruce Sanguinetti
10.6(4) Executive Employment Agreement between Speedcom Wireless International Corporation and Michael McKinney
10.7(4) Non-Qualified Stock Option Agreement
10.8(4) Non-Qualified Stock Option Plan
27      Financial Data Schedule
(1) Incorporated by reference to the registrant's Definitive Proxy Statement dated May 27, 1999.
(2) Incorporated by reference to the registrant's Registration Statement on Form SB-2 (File No. 333-6711) filed with the SEC on June 24, 1996.
(3) Incorporated by reference to Amendment No. 1 to the registrant's Registration Statement on Form SB-2 (File No. 333-6711) filed with the SEC on July 31, 1996.
(4)     Incorporated by reference to the Form 8-K filed October 11, 2000.