Form 10KSB40
period 2000-12-31
SPEEDCOM WIRELESS CORP
filed 2001-04-17
CIK 1014343

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                  FORM 10-KSB

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

   For the fiscal year ending December 31, 2000

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

   For the transition period from  to .

                        Commission File Number 0-21061

                               ----------------

                         SPEEDCOM WIRELESS CORPORATION
            (Exact name of registrant as specified in its charter)

               Delaware                              58-2044990
    (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)               Identification No.)

         1748 Independence Blvd. D-4 Sarasota, Fl 34234 (941) 358-9283 (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

                               ----------------

        Securities registered under Section 12(g) of the Exchange Act:

     Common Stock, $0.001 par value, Class A Warrants and Class B Warrants

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes [X] No [_], and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [_].

   Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

   Revenues for the most recent fiscal year: $10,662,478.

   State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $21,395,192 as of March 16, 2001.

   Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the last practicable date: March 16, 2001--9,324,523 common shares, $.001 par value.

   The following documents are incorporated by reference: The Proxy Statement for the 2001 Annual Meeting of Shareholders for Part III Item 10, Item 11 and
Item 12 of this Form 10-KSB.

   Transitional small business disclosure format (check one): Yes [_] No [X]

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         SPEEDCOM WIRELESS CORPORATION

               FORM 10-KSB FOR THE PERIOD ENDED DECEMBER 31, 2000

                                     INDEX

                                    PART I
                                                                           Page
                                                                           ----


 Item 1.  Description of Business.......................................      1


 Item 2.  Description of Property.......................................      4


 Item 3.  Legal Proceedings.............................................      4


 Item 4.  Submission of Matters to a Vote of Security Holders...........      4


                                    PART II


 Item 5.  Market for Common Equity and Related Stockholder Matters......      5


 Item 6.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................      5


 Item 7.  Financial Statements..........................................    F-1

          Balance Sheets as of December 31, 2000 and 1999...............    F-2

          Statements of Operations for the years ended December 31, 2000
          and 1999......................................................    F-3

          Statements of Changes in Stockholders' Equity (Deficit) for
          the years ended December 31, 2000 and 1999....................    F-4

          Statements of Cash Flows for the years ended December 31, 2000
          and 1999......................................................    F-5

          Notes to Financial Statements.................................    F-6

 Item 8.  Changes In and Disagreements with Accountants on Accounting
          and Financial Disclosure......................................   F-17

                                   PART III


 Item 9.  Directors and Executive Officers of Registrant................   F-18

 Item 10. Executive Compensation........................................   F-19

 Item 11. Security Ownership of Certain Beneficial Owners and
          Management....................................................   F-19

 Item 12. Certain Relationships and Related Transactions................   F-19

 Item 13. Exhibits and Reports on Form 8-K..............................   F-19

 Signatures


 Exhibit Index

                                    PART I

Item 1. Description of Business

 Company Overview

   The predecessor to SPEEDCOM Wireless Corporation (Old SPEEDCOM) was incorporated in Florida in 1994. Old SPEEDCOM initially served as a reseller of computer equipment and wireless communications equipment. In 1997, Old SPEEDCOM changed its name to SPEEDCOM Wireless International Corporation and started selling its own branded products. On September 26, 2000 Old SPEEDCOM merged into LTI Holdings, Inc. (LTI), a public "shell" company incorporated in Delaware and became SPEEDCOM Wireless Corporation (SPEEDCOM or the Company). SPEEDCOM has two divisions, Wave Wireless Networking (www.wavewireless.com) and InstallGuys (www.installguys.com). Except as specifically noted to the contrary, the information herein that predates the merger relates to Old SPEEDCOM, and all references to SPEEDCOM or the Company refer to Old SPEEDCOM before the merger and the combined company after the merger.

   The Company's wireless products and services are designed to meet the "backbone" and "last-mile" needs of two distinct markets, the service provider market and the enterprise market. The former is comprised of Internet service providers (ISPs), local exchange carriers (LECs), competitive local exchange carriers (CLECs) and Telcos, which provide fixed wireless broadband Internet connectivity to business and residential customers. The latter includes corporations, schools and universities, governments and the military, which need wireless campus-wide private data networks. In both cases, the Company's wireless broadband solutions provide the user with lower cost of ownership and significantly reduced installation time compared to alternative wired solutions.

   The Company's product division, Wave Wireless Networking, offers high-performance, reliable wireless bridge/routers. Its products range from 11Mbps to 155Mbps in speed and are offered in various point-to-point and point-to-multipoint configurations. The Company's service division, InstallGuys, provides a complete menu of wireless turnkey services ranging from site surveys and installation plans, to maintenance and/or management of a customer's wireless broadband network.

   SPEEDCOM sells its wireless broadband products in domestic and international markets through both an indirect channel of distributors, resellers and OEMs (Original Equipment Manufacturers), and a direct sales force. The Company sells its products in over 60 countries, with international sales making up approximately 45% of SPEEDCOM's total year 2000 revenue.

 Industry Overview

   The outdoor fixed wireless broadband market is made up of two distinct segments; the enterprise market, which is comprised of corporations, schools and universities, the military, and other similar private customers who use SPEEDCOM products and services to establish site-wide wireless networks; and the larger and faster growing segment of the two, the service provider market. This segment is made up of ISPs, CLECs, LECs, and Telcos. These companies use SPEEDCOM's products to establish high performance "backbone" and/or "last-mile" links that deliver high-speed Internet, voice, video, and data to their business and residential customers.

   Fixed wireless connectivity is vastly more cost-effective than wired alternatives, such as DSL, Fiber, and Cable. Fixed wireless networks are faster to deploy and more importantly, require less capital. Moreover, this capital is expended over time as the network is deployed, rather than in a front-loaded manner as is most often the case with wired alternatives.

   Broadband wireless equipment sales are forecasted to grow from $0.2 billion in 2000 to $4.1 billion by 2003 (Pioneer Consulting, LLC, 2000). The outsourcing of engineering, installation, maintenance, and management of broadband wireless networks is expected to grow from $900 million in 2001 to $3.8 billion in 2003.

   Most wireless networks use radio frequency (RF) to provide alternative network access for both data and voice applications. RF based wireless broadband networks are designed to run on radio frequencies that do not require a license (e.g. 2.4GHz and 5.7GHz), called "public bands", as well as frequencies that require the carrier to own a license (e.g. Multi-Channel Multipoint Distribution System (MMDS) and 3.5GHz). In the public band, the industry has adopted a specification that defines standards and attempts to create compatibility among vendors, which is called the IEEE 802.11b specification. However, this standard, which is more appropriate for indoor wireless connectivity than outdoor, sacrifices speed and cost for compatibility and mobility. The Company offers products that meet the IEEE (Institute of Electrical and Electronics Engineers) 802.11b specification, but because speed, range, and cost are most often more important to the users of fixed wireless equipment, the Company also offers a suite of products that do not strictly adhere to IEEE 802.11b and instead use slightly modified specifications that are more suitable for outdoor wireless connectivity.

   Also in the public band, consumers can choose between two radio frequency technologies known as Direct Sequence Spread Spectrum (DSSS) and Frequency Hopping Spread Spectrum (FHSS). SPEEDCOM uses DSSS, which allows for greater data throughput, longer range and less interference.

   Although there are many standards and frequencies that companies can adhere to or utilize, SPEEDCOM's next-generation products aim to be flexible enough to address the needs of both the licensed and unlicensed bands as well as the various types of transmission methods.

 The SPEEDCOM Solution

   SPEEDCOM's wireless point-to-point and point-to-multipoint bridge and router products provide fixed wireless networking, primarily outdoors between buildings. SPEEDCOM's products can reduce the overall cost of network connectivity through reduced installation and infrastructure costs. SPEEDCOM's products also facilitate rapid deployment, temporary networks and semi-fixed connectivity to the indoor and outdoor environments. SPEEDCOM distinguishes itself from its competitors by bundling a variety of components into a comprehensive package and offering its customers not only the package, but full service as well.

 Business Strategy

   SPEEDCOM's strategy is to continue providing a complete line of wireless broadband products and services to sell to ISPs and private data network users. SPEEDCOM intends to accomplish this primarily through its existing product line and the internal development of new products and services. SPEEDCOM also intends to promote the wider use of its products by establishing strategic relationships with partners who can reach additional segments of the market. SPEEDCOM may seek to acquire one or more companies which complement SPEEDCOM's product offerings in order to facilitate the Company's growth.

   In January 2001, SPEEDCOM acquired worldwide exclusive rights for six years to PacketHop(TM), a revolutionary wireless routing software developed by SRI International (SRI). PacketHop(TM) overcomes the traditional need for a direct line of sight between a base station and an end user's location. PacketHop(TM) allows a wireless system to find the closest connection, bounce the signal from location to location and remembers the path. As a result, PacketHop(TM) enabled wireless networks will be able to reach a significantly higher percentage of an ISP's potential customers than a normal fixed wireless network. SPEEDCOM does not believe that any other company currently has technology equivalent to PacketHop(TM). Under the terms of the agreement, SPEEDCOM obtains worldwide exclusive rights for six years (and perpetually on a non-exclusive basis thereafter) to SRI's PacketHop(TM) technology in the fixed wireless infrastructure market for the primary frequencies, including
2.4 GHz, MMDS, 3.5 GHz and 5.7 GHz. SRI International becomes a shareholder of SPEEDCOM with a seat on SPEEDCOM's technical advisory board.

 Products/Services

   SPEEDCOM offers a complete line of wireless broadband equipment. SPEEDCOM's high performance wireless bridge/router systems connect existing enterprise local area networks (LANs) for point-to-point and point-to-multi-point, campus area, or metropolitan area networks. SPEEDCOM is developing additional products with smaller size, greater functionality and greater ease of use for new markets. SPEEDCOM also offers complete wireless equipment installation and support services.

   SPEEDCOM is developing a next generation of fixed wireless broadband products, which are to be based on the emerging 802.11a standard, operating in the 5.7 GHz band. The new products will deliver throughput at rates up to 54 Mbps, nearly five times as fast as today's products. SPEEDCOM will utilize its own proprietary board design and software, including the PacketHop(TM) software licensed from SRI, utilizing many off the shelf radio components from one of several manufacturers of 54 Mbps chips (currently being developed). SPEEDCOM anticipates that these next generation products will be available in late-2001 and will position the Company to obtain a growing share of the rapidly expanding fixed wireless market. The Company is also in discussions with prospective partners to deploy the Company's products in the licensed MMDS and 3.5 GHz frequency bands.

 Operations

   SPEEDCOM's manufacturing operations consist primarily of final assembly and testing at its manufacturing facility in Sarasota, Florida. The Company purchases, under contract manufacturing relationships, all of the circuit boards, integrated circuits and other components used in its products from third party suppliers.

   All products are manufactured under a quality assurance system, which has been recognized as meeting the requirements of ISO-9001. An impartial third party auditor, The National Standards Authority of Ireland (NSAI), reviews the quality system twice per calendar year to ensure compliance and continuous improvement of the system. SPEEDCOM was first certified in November 1998; the Company has since passed surveillance audits every 6 months, including one in November 2000.

 Sales and Marketing

   Sales are generated through two primary means: direct sales and a well-developed VAR (Value Added Resellers)/reseller channel.

   SPEEDCOM currently has over 19 in-house salespeople who sell to certain end users (primarily ISPs and larger private data network clients). The sales force is also responsible for maintaining the VAR/reseller channel. SPEEDCOM currently has over 200 active VARs, resellers and other dealers.

   Indirect sales (i.e. sales to dealers/VARs) have historically been the Company's main source of revenue. SPEEDCOM will continue to support this business channel, expanding both domestically and internationally. Telemarketing, supported by sales engineers for design services, provides the primary sales engines, augmented, in part, by a direct sales team to reach large corporate and institutional accounts as well as CLECs and ISPs.

   Another existing sales channel is catalog sales. Private branding is expected to eliminate conflicts with the Company's other sales channels.

 Customers

   Although SPEEDCOM serves a large and varied group of customers, approximately 15% of SPEEDCOM's revenues for the year ended December 31, 2000 were derived from one customer. The loss of, or a significant curtailment of purchases by this customer, or other significant customers of the Company, could have a material adverse effect on the Company's business, financial condition and results of operations. No single customer accounted for 10% or more of SPEEDCOM's revenues for the year ended December 31, 1999.

 Employees

   SPEEDCOM currently has approximately 100 full time employees. None of SPEEDCOM's employees are represented by a labor union and SPEEDCOM believes that its relations with its employees are good.

Item 2. Description of Property

   SPEEDCOM currently leases approximately 16,480 square feet of office and light industrial space in Sarasota, Florida and has also leased offices in Miami, Dallas, San Diego, Calgary, Sao Paulo, Mexico City, Singapore and Shanghai. To address long-term capacity issues, SPEEDCOM has signed a lease for a new 40,000 square foot facility in Sarasota, Florida, which will include 8,000 square feet of manufacturing capacity. SPEEDCOM anticipates it will begin using the new facility during the fourth quarter of 2001.

Item 3. Legal Proceedings

   SPEEDCOM is not involved in any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

   This item is inapplicable, as there were not any matters submitted to a vote of the Company's security holders during the fourth quarter of 2000.

                                    PART II

Item 5. Market for Common Equity and Related Stockholder Matters

 Common Stock Information

   The following table sets forth the quarterly high and low per share closing sales price of the Company's common stock for the periods shown, as quoted on the OTC Bulletin Board. (The Company was listed on the NASDAQ SmallCap Market in February 2001). Information before September 26, 2000, the date of the merger with LTI, is for LTI's common stock. The quotations represent stock prices between dealers and do not include retail mark-up, mark-down or commission and may not represent actual transactions.

   Per share trading price range:

                                                                     High   Low
                                                                    ------ -----
2000
First Quarter...................................................... $ 3.59 $2.13
Second Quarter..................................................... $11.72 $3.20
Third Quarter...................................................... $22.90 $9.32
Fourth Quarter..................................................... $10.25 $3.81
1999
First Quarter...................................................... $ 1.33 $0.80
Second Quarter..................................................... $ 2.40 $1.00
Third Quarter...................................................... $ 2.40 $1.73
Fourth Quarter..................................................... $ 2.20 $1.60

   Dividends have not been declared or paid during any periods presented.

   As of March 16, 2001, there were 1,120 shareholders.

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

 Overview

   SPEEDCOM is a multi-national company based in Sarasota, Florida. The Company employs approximately 100 people. Through its Wave Wireless Networking division, SPEEDCOM manufactures a variety of broadband wireless products, including its Speedlan family of wireless ethernet bridges and routers. Internet service providers, telco operators and private organizations in more than 60 countries use SPEEDCOM products to provide "last-mile" wireless connectivity between multiple buildings at speeds up to 155 Mbps and distances of more than 25 miles.

 Results of Operations

   The following table sets forth the percentage of net revenues represented by certain items in the Company's Statements of Operations for the periods indicated.

                                                              Fiscal Year
                                                                 Ended
                                                             December 31,
                                                             ----------------
                                                              2000      1999
                                                             ------    ------
Net revenues................................................    100 %     100 %
Operating costs and expenses:
  Cost of goods and services................................     54 %      61 %
  Salaries and related......................................     34 %      32 %
  General and administrative................................     18 %      11 %
  Selling expenses..........................................     13 %       8 %
  Provision for bad debt....................................      2 %       1 %
  Depreciation and amortization.............................      2 %       1 %
                                                             ------    ------
                                                                123 %     114 %
                                                             ------    ------
Loss from operations........................................    (23)%     (14)%
Other income (expense):
  Interest expense, net.....................................      0 %      (2)%
  Other (expense) income, net...............................     (1)%       0 %
                                                             ------    ------
                                                                 (1)%      (2)%
                                                             ------    ------
Net loss....................................................    (24)%     (16)%
                                                             ======    ======

 Fiscal 2000 Compared to Fiscal 1999

   Net revenues increased 114% from approximately $4,978,000 in the year ended December 31, 1999 to approximately $10,662,000 in the year ended December 31, 2000. This increase was due to SPEEDCOM executing its business plan of expanding the business in a growing market for broadband wireless in 2000 coupled with SPEEDCOM's poor performance in the 1999 fiscal year due to its operating in a capital constrained position. Cost of goods and services increased 91% from approximately $3,025,000 for the year ended December 31, 1999 to approximately $5,784,000 for the year ended December 31, 2000, due primarily to increases in the Company's revenues.

   Salaries and related, general and administrative and selling expenses increased by 175% from approximately $2,524,000 for the 1999 year to approximately $6,935,000 for the 2000 year. This increase was primarily due to an increase in employee headcount, spending on investor relations in connection with the merger, increased spending on marketing and promotion, such as attendance at industry trade shows coupled with an unusually low expense level during 1999 due to the Company operating in a capital constrained position. Additionally, SPEEDCOM incurred high professional fees due to the requirement for two years of financial statement audits for Old SPEEDCOM during 2000 but did not incur any such expense for an audit in 1999. SPEEDCOM also incurred significant non-recurring costs in 2000 associated with the Company's merger with LTI and application to the Nasdaq Small Cap Market.

   Net interest expense decreased by approximately 66%, from approximately $108,000 for the year ended December 31, 1999 to approximately $36,000 for the year ended December 31, 2000. This decrease was due to the elimination in borrowings under SPEEDCOM's factoring line as a result of an infusion of equity in 2000 and continued paydown of SPEEDCOM's inventory-based loan facility.

   Net loss increased 226% from approximately $791,000, or $.11 per share, in 1999 to approximately $2,578,000, or $.31 per share, in 2000, as a result of the foregoing factors.

 Taxes

   At December 31, 2000, SPEEDCOM had net operating loss carryforwards (NOLs) for federal income tax purposes of approximately $4,400,000. The NOLs expire at various dates through the year 2020.

 Quarterly Results

   The following table sets forth certain quarterly financial data for the periods indicated.

                                           Three Months Ended
                              -----------------------------------------------
                                March        June     September    December
                              ----------  ----------  ----------  -----------
Fiscal 2000
Net revenues................. $1,846,599  $2,154,383  $3,182,673  $ 3,478,823
Loss from operations......... $ (179,922) $ (504,048) $ (596,666) $(1,214,897)
Net loss..................... $ (178,176) $ (500,524) $ (598,882) $(1,300,185)
Net loss per common share.... $    (0.02) $    (0.06) $    (0.07) $      (.14)
Weighted average shares
 outstanding.................  7,662,726   7,977,218   8,213,558    9,196,994
Fiscal 1999
Net revenues................. $1,037,608  $  974,217  $1,726,783  $ 1,239,173
(Loss) income from
 operations.................. $ (161,527) $ (141,549) $  149,252  $  (541,074)
Net (loss) income............ $ (175,718) $ (168,926) $  129,208  $  (575,072)
Net loss per common share.... $    (0.03) $    (0.02) $     0.02  $     (0.08)
Weighted average shares
 outstanding.................  6,982,692   6,982,713   7,058,160    7,212,098

 Liquidity and Capital Resources

   During the year ended December 31, 2000, SPEEDCOM used approximately $4,340,000 of cash for its operating activities. This was primarily due to increases in accounts receivable (due to increases in sales) and its net loss for the period. SPEEDCOM purchased approximately $923,000 of fixed assets during the year ending December 31, 2000 as compared to approximately $75,000 during the same period in 1999, an 1138% increase. To fund this growth in assets and sales, SPEEDCOM raised approximately $5,422,000 through the issuance of common stock and warrants, through private investments and the reverse merger with LTI. As of December 31, 2000, SPEEDCOM had cash of approximately $227,000.

   During the year ended December 31, 1999 SPEEDCOM used approximately $785,000 for its operating activities. This was primarily due to decreases in accounts payable and its net loss for the period. SPEEDCOM's cash flow used for financing activities increased due to the receipt of approximately $967,000 from the sale of its common stock during the 1999 year. As of December 31, 1999, SPEEDCOM had cash of approximately $109,000.

   In April 2001, SPEEDCOM entered into a one-year $3,000,000 bridge loan. As part of the transaction, SPEEDCOM issued 333,333 warrants to acquire SPEEDCOM common stock at $5.00 per share. The proceeds of the bridge note will be used to repay certain short-term debt and payables and for general working capital.

   The Company believes that current resources are sufficient to execute its business plan for 2001. However, the Company may seek additional capital to take advantage of opportunities that may arise. This additional capital could come from the sale of common or preferred stock, the exercise of outstanding warrants, or from borrowings. Any material acquisitions of complementary businesses, products or technologies could also require additional equity or debt financing. There can be no assurance that such financing will be available on acceptable terms, if at all. In addition, if the Company's financial results are significantly less than its operating plan, the Company's business, future operating results, and financial condition will be adversely effected. In these circumstances, changes in the Company's cost structure and capital expenditures could be required. Management believes its projections of revenue growth are achievable. However, these actions would be implemented if necessary.

 Certain Factors That May Affect Future Results, Financial Condition and Market Price of Securities

The Company has a need for financing.

   In order to take advantage of possible opportunities in 2001 and to execute its business plan for 2002, the Company may need to raise additional financial capital. If the Company is unsuccessful in raising that capital, it could have a material adverse effect on the business.

The Company has development risks.

   The Company is developing a series of next generation products which incorporates the Packethop(TM) licensed technology from SRI. Delays in developing these products could have a material adverse effect on the future competitiveness of the Company.

The market for fixed wireless broadband products and services is at an early stage of development.

   The fixed wireless broadband market is at an early stage of development and is rapidly evolving. As is typical for a new and rapidly evolving industry, demand and market acceptance for recently introduced wireless networking products and services are subject to a high level of uncertainty. Market acceptance of particular products cannot be predicted; however, it is likely that new products will not be generally accepted unless they operate at higher speeds and are sold at lower prices. While the number of businesses recognizing the value of wireless solutions is increasing, it is not known whether this market will continue to develop such that sufficient demand for the Company's products will emerge and become sustainable. Prospects must be evaluated due to the risks encountered by a company in the early stages of marketing new products or services, particularly in light of the uncertainties relating to the new and evolving markets in which the Company operates. There can be no assurance that the Company will succeed in addressing any or all of these risks, and the failure to do so would have a material adverse effect on SPEEDCOM's business, financial condition and operating results.

There is intense competition in the fixed wireless broadband market.

   The market for the Company's products is very competitive, and it is expected that competition will increase in the future, both with respect to current products and future products, which SPEEDCOM may develop. Within the wireless industry, business is intensely competitive and is characterized by rapid technological change, frequent introduction of new products and evolving industry standards. Increased competition could adversely affect the Company's revenues and profitability through pricing pressure, loss of market share and other factors. Management believes that the principal competitive factors in the fixed wireless broadband market include:

  . expertise and familiarity with 2.4 GHz spread spectrum technology, wireless data communication protocols and broadband technology;

  . product performance, features, functionality and reliability;

  . price/performance characteristics;

  . timeliness of new product introductions;

  . adoption of emerging industry standards;

  . customer service and support;

  . size and scope of distribution network; and

  . brand name.

   While the Company believes that it is competitive in these regards, there can be no assurance that it will be able to successfully compete as to these or other factors or that competitive pressures that the Company faces will not materially and adversely affect its business and operating results. The Company also cannot assure that these will continue to be competitive factors in the fixed wireless broadband market and, if not, whether the Company will be able to successively identify future competitive factors or be successful competing as to those factors. Within the fixed wireless broadband industry, the primary competitors are Agere Systems, Aironet (part of Cisco Systems) and BreezeCom. The Company also experiences competition from a number of smaller companies that provide wireless data communication products, and it may encounter future competition from other companies, both that have and have not announced their intentions to offer competitive products and solutions. In addition, the Company could encounter future competition from larger wireless, computer and networking equipment companies. The Company could also encounter additional future competition from companies that offer products that replace or are alternatives to radio frequency wireless solutions including, for example, products based on infra-red technology or laser technology and systems that utilize existing telephone wires (such as DSL) or cables within a building as a wired network backbone or satellite systems outside of buildings.

   Many of SPEEDCOM's current and potential competitors have significantly greater financial, marketing, technical and other resources and, as a result, may be able to respond more quickly to new or emerging technologies or standards and to changes in customer requirements, or to devote greater resources to the development, promotion and sale of products or to deliver competitive products at a lower end user price. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of SPEEDCOM's existing and prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition could result in price reductions, reduced operating margins and loss of market share, any of which could have a material adverse effect on SPEEDCOM's business and operating results.

SPEEDCOM's reliance on limited sources of wireless and computer components could adversely affect its business.

   Many of the key hardware and software components necessary for the assembly of the Company's products are only available from a single supplier or from a limited number of suppliers. The Company has experienced delays and shortages in the supply of components in the past and could experience delays and shortages in the future. The Company generally does not maintain a significant inventory of components and does not have long-term supply contracts with its suppliers. The Company's reliance on sole or limited source suppliers involves several risks, including:

  . suppliers could increase component prices significantly, without notice and with immediate effect;

  . suppliers could discontinue the manufacture or supply of components or delay delivery of components used in products for reasons such as inventory shortages, new product offerings, increased cost of materials, destruction of manufacturing facilities, labor disputes and bankruptcy; and

  . in order to compensate for potential component shortages or discontinuance, the Company may in the future hold more inventory than is immediately required, resulting in increased inventory costs. If the Company's suppliers are unable to deliver or ration components to it, the Company could experience interruptions and delays in manufacturing and sales, which could result in cancellation of orders for products or the need to modify products.

   This may cause substantial delays in product shipments, increased manufacturing costs and increased product prices. Further, the Company may not be able to develop alternative sources for these components in a timely way, if at all, and may not be able to modify its products to accommodate alternative components. These factors could damage the relationships with current and prospective customers lasting longer than any underlying shortage or discontinuance. Any of these risks, if realized, could materially and adversely affect the Company's business, operating results and financial condition.

Expanding distribution channels might adversely affect business.

   To increase revenues, the Company believes that it must increase the number of its distribution partners. Management's strategy includes an effort to reach a greater number of end users through indirect channels. SPEEDCOM is currently investing, and plans to continue to invest, significant resources to develop these indirect channels. This could adversely affect the Company's operating results if these efforts do not generate the revenues necessary to offset such investments. The Company will be dependent upon the acceptance of its products by distributors and their active marketing and sales efforts relating to its products. The distributors to whom the Company sells products are independent and are not obligated to deal with the Company exclusively or to purchase any specified amount of products. Because SPEEDCOM does not generally fulfill orders by end users of its products sold through distributors, the Company will be dependent upon the ability of distributors to accurately forecast demand and maintain appropriate levels of inventory. Management expects that the Company's distributors will also sell competing products. These distributors may not continue, or may not give a high priority to, marketing and supporting the Company's products. This and other channel conflicts could result in diminished sales through the indirect channels and adversely affect operating results. Additionally, because lower prices are typically charged on sales made through indirect channels, increased indirect sales could adversely affect the average selling prices and result in lower gross margins.

The Company may not be able to manage its growth.

   The Company has significantly expanded its operations in recent years, and anticipates that further expansion will be required to address potential growth in the customer base and market opportunities. This expansion has placed, and future expansion is expected to place, a significant strain on the Company's management, technical, operational, administrative and financial resources. The Company has recently hired new employees, including a number of key managerial and operations personnel, who have not yet been fully integrated into its operations. The current and planned expansion of personnel, systems, procedures and controls may be inadequate to support future operations. The Company may be unable to attract, retain, motivate and manage required personnel, including finance, administrative and operations staff, or to successfully identify, manage and exploit existing and potential market opportunities because of inadequate staffing. The Company may also be unable to manage further growth in its multiple relationships with OEMs, distributors and other third parties. If SPEEDCOM is unable to manage growth effectively, its business, financial condition and results of operations could be adversely affected.

The Company may face risks associated with international operations and sales.

   The Company anticipates that revenues from customers outside North America will continue to account for a significant portion of its total revenues for the foreseeable future. Expansion of international operations has required, and will continue to require, significant management attention and resources. In addition, the Company remains heavily dependent on distributors to market, sell and support its products internationally. International operations are subject to additional risks, including the following:

  . difficulties of staffing and managing foreign operations;

  . longer customer payment cycles and greater difficulties in collecting accounts receivable;

  . unexpected changes in regulatory requirements, exchange rates, trading policies, tariffs and other barriers;

  . uncertainties of laws and enforcement relating to the protection of intellectual property;

  . language barriers;

  . limits on the ability to sue and enforce a judgment for accounts receivable;

  . potential adverse tax consequences; and

  . political and economic instability.

   Similarly, the Company cannot accurately predict the impact that any future fluctuations in foreign currency exchange rates may have on its operating results and financial condition.

Rapid technological change may adversely affect the market acceptance for the Company's products.

   The markets for the Company's products and the technologies utilized in the industry in which the Company operates evolve rapidly and depend on key technologies, including wireless LAN, wireless packet data, modem and radio technologies. These technologies may be replaced with alternative technologies or may otherwise not achieve market acceptance that the Company is seeking. In particular, there is a risk that the Company's non line of sight solution (i.e. Packethop(TM)) may not achieve market acceptance for use in application. Major changes could render products and technologies obsolete or subject to intense competition from alternative products or technologies or by improvements in existing products or technologies. For example, internet access and wireless local loop equipment markets may stop growing, whether as a result of the development of alternative technologies, such as fiber optic, coaxial cable, satellite systems or otherwise. Also, new or enhanced products developed by other companies may be technologically incompatible to SPEEDCOM's products and render the Company's products obsolete.

The Company has a history of losses, expects future losses and may never achieve or sustain profitability.

   The Company has incurred significant losses since its inception, and expects to continue to incur net losses through at least the first half of 2001. The Company intends to increase its operating expenses, however revenues may not grow or even continue at their current level. If revenues do not rapidly increase or if expenses increase at a greater pace than revenues, the Company will never become profitable.

The Company's common stock price is volatile.

   The Company's stock and the Nasdaq stock market in general have experienced significant price and volume fluctuations in recent months and the market prices of technology companies have been highly volatile. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against that company. Such litigation could result in substantial costs and diversion of management's attention.

There are limits to the Company's manufacturing capacities and abilities.

   SPEEDCOM currently has limited manufacturing capability and has no experience in large-scale manufacturing. Although the Company has taken, and is taking, steps to address this risk, including the Company's lease of a to-be-constructed 40,000 square foot facility anticipated to be available in the fourth quarter of 2001, if the Company's customers were to place orders substantially greater than current levels, SPEEDCOM's present manufacturing capacity could be inadequate to meet such demand. There can be no assurance that the Company will be able to develop or contract for additional manufacturing capacity on acceptable terms on a timely basis.

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

   Regulatory changes, including changes in the allocation of available frequency spectrum, could significantly impact operations by restricting development efforts, rendering current products obsolete or increasing the opportunity for additional competition. In September 1993 and in February 1995, the FCC allocated additional spectrum for personal communications services. In January 1997, the FCC authorized 300 MHz of additional unlicensed frequencies in the 5 GHz frequency range. In 2000, the FCC modified the rules for Frequency Hopping Spread Spectrum radios to allow greater power utilization in certain circumstances. These changes in the allocation of available frequency spectrum could create opportunities for other wireless networking products and services or shift the competitive balance between SPEEDCOM and its competitors. There can be no assurance that new regulations will not be promulgated, which could have a material adverse effect on the Company's business and results of operations.

Item 7. Financial Statements

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
SPEEDCOM Wireless Corporation

   We have audited the accompanying balance sheets of SPEEDCOM Wireless Corporation as of December 31, 2000 and 1999 and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended. Our audits also included the financial statement schedule listed at Item 13. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SPEEDCOM Wireless Corporation at December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material aspects the information set forth therein.

                                          /s/ Ernst & Young LLP

Tampa, Florida
April 13, 2001

                         SPEEDCOM WIRELESS CORPORATION

                                 BALANCE SHEETS

                                                            December 31,
                                                        ----------------------
                                                           2000        1999
                                                        ----------  ----------
                        ASSETS
                        ------
Current assets:
  Cash................................................. $  227,066  $  108,564
  Restricted cash......................................        --       35,671
  Accounts receivable, net of allowances of $296,330
   and $143,371 in 2000 and 1999, respectively.........  1,788,206     515,155
  Lease receivable.....................................     43,389         --
  Inventories, net of reserves of $32,596 and $55,576
   in 2000 and 1999, respectively......................  2,388,283     553,004
  Prepaid expenses and other current assets............    732,753       7,182
                                                        ----------  ----------
    Total current assets...............................  5,179,697   1,219,576
Accounts receivable....................................    586,578         --
Property and equipment, net............................    956,133     199,199
Lease receivable.......................................     36,157         --
Other assets, net......................................    158,405      44,284
Investments............................................     76,994         --
                                                        ----------  ----------
    Total assets....................................... $6,993,964  $1,463,059
                                                        ==========  ==========

    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
    ----------------------------------------------

Current liabilities:
  Accounts payable..................................... $2,673,570  $  817,092
  Current portion of accrued expenses..................    700,815     362,134
  Current portion of loans from stockholders...........    336,780      45,639
  Current portion of deferred revenue..................     90,047      83,005
  Current portion of notes and capital leases payable..     52,901     328,781
                                                        ----------  ----------
    Total current liabilities..........................  3,854,113   1,636,651
Accrued expenses, net of current portion...............        --       12,000
Loans from stockholders, net of current portion........    203,733         --
Deferred revenue, net of current portion...............     50,141      63,616
Notes and capital leases payable, net of current
 portion...............................................     57,294      99,154
Stockholders' equity (deficit):
  Common stock, $.001 par value, 30,000,000 shares
   authorized, 9,289,529 and 7,351,323 shares issued
   and outstanding in 2000 and 1999, respectively......      9,289       7,351
  Preferred stock, 10,000,000 shares authorized........        --          --
  Additional paid-in capital...........................  7,889,817   2,061,943
  Accumulated deficit.................................. (4,995,423) (2,417,656)
  Notes receivable--related party......................    (75,000)        --
                                                        ----------  ----------
    Total stockholders' equity (deficit)...............  2,828,683    (348,362)
                                                        ----------  ----------
    Total liabilities and stockholders' equity
     (deficit)......................................... $6,993,964  $1,463,059
                                                        ==========  ==========

                            See accompanying notes.

                         SPEEDCOM WIRELESS CORPORATION

                            STATEMENTS OF OPERATIONS

                                                       Years Ended December
                                                               31,
                                                      -----------------------
                                                         2000         1999
                                                      -----------  ----------
Net revenues......................................... $10,662,478  $4,977,781
Operating costs and expenses:
  Cost of goods and services.........................   5,784,415   3,025,034
  Salaries and related...............................   3,596,052   1,578,440
  General and administrative.........................   1,920,392     543,782
  Selling expenses...................................   1,418,514     402,230
  Provision for bad debt.............................     272,957      78,827
  Depreciation and amortization......................     165,681      44,366
                                                      -----------  ----------
                                                       13,158,011   5,672,679
                                                      -----------  ----------
Loss from operations.................................  (2,495,533)   (694,898)
Other income (expense):
  Interest expense, net..............................     (36,402)   (107,763)
  Other (expense) income, net........................     (45,832)     12,153
                                                      -----------  ----------
                                                          (82,234)    (95,610)
                                                      -----------  ----------
Net loss............................................. $(2,577,767) $ (790,508)
                                                      ===========  ==========
Net loss per common share:
  Basic and diluted.................................. $     (0.31) $    (0.11)
                                                      ===========  ==========
Shares used in computing basic and diluted net loss
 per share...........................................   8,266,693   7,059,753
                                                      ===========  ==========


                            See accompanying notes.

                         SPEEDCOM WIRELESS CORPORATION

            STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                           Common Stock     Additional
                         -----------------   Paid-in    Accumulated     Note
                          Shares    Amount   Capital      Deficit    Receivable    Total
                         ---------  ------  ----------  -----------  ---------- -----------
Balance at January 1,
 1999................... 6,981,693  $6,982  $1,125,619  $(1,627,148)  $    --   $  (494,547)
  Issuance of common
   stock for cash.......   417,892     417     966,386          --         --       966,803
  Issuance of common
   stock for services...     9,043       9      19,881          --         --        19,890
  Treasury shares
   purchased............   (57,305)    (57)    (49,943)         --         --       (50,000)
  Net loss..............       --      --          --      (790,508)       --      (790,508)
                         ---------  ------  ----------  -----------   --------  -----------
Balance at December 31,
 1999................... 7,351,323   7,351   2,061,943   (2,417,656)       --      (348,362)
  Issuance of common
   stock and warrants
   for cash............. 1,950,834   1,951   5,370,807          --         --     5,372,758
  Exercise of stock
   options..............    18,822      19      49,295          --         --        49,314
  Issuance of common
   stock for note and
   consulting services..    28,653      28      99,972          --     (95,000)       5,000
  Services rendered and
   payment collected on
   note.................       --      --          --           --      20,000       20,000
  Issuance of common
   stock for services...   125,000     125     531,125                              531,250
  Treasury shares
   purchased............  (185,103)   (185)   (223,325)         --         --      (223,510)
  Net loss..............       --      --          --    (2,577,767)       --    (2,577,767)
                         ---------  ------  ----------  -----------   --------  -----------
Balance at December 31,
 2000................... 9,289,529  $9,289  $7,889,817  $(4,995,423)  $(75,000) $ 2,828,683
                         =========  ======  ==========  ===========   ========  ===========


                            See accompanying notes.

                         SPEEDCOM WIRELESS CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                       Years Ended December
                                                                31,
                                                       ----------------------
                                                          2000        1999
                                                       -----------  ---------
Operating activities
Net loss.............................................. $(2,577,767) $(790,508)
Adjustments to reconcile net loss to net cash used in
 operating activities:
 Depreciation and amortization........................     165,681     55,457
 Provision for bad debt...............................     272,957     78,827
 Provision for inventory obsolescence.................     (22,980)    44,576
 Gain on sale of assets...............................         --      (3,350)
 Common stock issued for services.....................     220,000     19,890
 Changes in operating assets and liabilities:
   Restricted cash....................................      35,671     37,198
   Accounts receivable................................  (2,132,586)   196,966
   Lease receivable...................................     (79,546)       --
   Inventories........................................  (1,812,299)   237,992
   Prepaid expenses and other current assets..........    (394,321)     1,828
   Other assets.......................................    (191,115)   (12,082)
   Accounts payable and accrued expenses..............   2,183,159   (708,224)
   Deferred revenue...................................      (6,433)    56,250
                                                       -----------  ---------
Net cash used in operating activities.................  (4,339,579)  (785,180)
Investing activities
Proceeds from sale of equipment.......................         --       3,350
Purchases of equipment................................    (922,615)   (74,547)
                                                       -----------  ---------
Net cash used in investing activities.................    (922,615)   (71,197)
Financing activities
Repayments of advances from factor....................    (111,731)  (115,584)
Proceeds from sale of common stock and warrants.......   5,422,072    966,803
Proceeds from loans from stockholders.................     540,513        --
Payments of loans from stockholders...................     (45,639)       --
Proceeds from issuance of note........................      12,500    223,300
Payments of notes and capital leases..................    (213,509)   (59,578)
Purchase of treasury stock............................    (223,510)   (50,000)
                                                       -----------  ---------
Net cash provided by financing activities.............   5,380,696    964,941
                                                       -----------  ---------
Net increase in cash..................................     118,502    108,564
Cash at beginning of year.............................     108,564        --
                                                       -----------  ---------
Cash at end of year................................... $   227,066  $ 108,564
                                                       ===========  =========
Supplemental disclosure of cash flow information
Cash paid for interest................................ $    20,931  $  28,667
Supplemental disclosure of noncash investing and
 financing activities
Increase in capital lease obligations.................         --   $   8,501
Common stock issued for services...................... $   551,250  $  19,890
Common stock issued for note.......................... $    95,000        --

                            See accompanying notes.

                         SPEEDCOM WIRELESS CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 2000

1. Business

   SPEEDCOM Wireless Corporation was incorporated in Florida on March 16, 1994 and reincorporated in Delaware on September 26, 2000. The Company manufactures and installs custom broadband wireless networking equipment for business and residential customers internationally. Through its Wave Wireless Networking division, the Company manufactures a variety of broadband wireless products, including the Speedlan family of wireless ethernet bridges and routers. Internet service providers, Telco operators and private organizations in over 60 countries use SPEEDCOM products to provide "last-mile" wireless connectivity between multiple buildings at speeds up to 100 Mbps and distances of up to 25 miles. SPEEDCOM Wireless Corporation is an ISO 9001 registered company.

2. Basis of Presentation

   On September 26, 2000, SPEEDCOM Wireless International Corporation merged with LTI. The parties renamed the combined company SPEEDCOM Wireless Corporation and continued the business of Old SPEEDCOM. Pursuant to the terms of the merger agreement, LTI effected a 1 for 4.26 reverse stock split prior to the merger. The reverse stock split reduced the number of LTI's outstanding common shares to 655,958, the number of shares issuable upon exercise of LTI's stock warrants to 1,966,927 and the number of shares issuable upon exercise of LTI's purchase options to 39,950. The merger was also effected with the issuance by LTI of 8,515,778 shares of its common stock, on a 1.146 for 1 basis, for the outstanding common shares of Old SPEEDCOM, which included an additional 1,084,873 shares issued to Old SPEEDCOM shareholders as a closing adjustment under the merger agreement.

   Since LTI was a non-operating shell company, the merger was treated as a recapitalization of the Company for accounting purposes. As a result, the Company recorded the transaction as the issuance of common stock for the net monetary assets of LTI (principally cash), accompanied by a recapitalization of equity. The Company recorded a net increase in equity of $1,215,937, which represented the total net assets of LTI. The Company has recorded the transaction to reflect the shares outstanding under the current structure. There has been no change in the basis under which the assets and liabilities of the Company are recorded. Accordingly, except as specifically noted to the contrary, (1) the financial information herein that predates the merger consists of information about Old SPEEDCOM, and (2) all references to SPEEDCOM or the Company refer to Old SPEEDCOM before the merger and to the combined company after the merger. All shares, options and warrants issued by SPEEDCOM prior to the merger have been retroactively restated for all periods presented to reflect the 1.146 for 1 merger exchange ratio.

   The accompanying financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).

   In the opinion of management, the financial statements reflect all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for those periods presented.

3. Summary of Significant Accounting Policies

 Revenue Recognition

   The Company contracts with customers under short-term (generally two to four weeks in duration) arrangements to configure, assemble and install wireless communications products. The Company recognizes revenue on its wireless communications products upon completion of the installation and customer acceptance of title to the

                         SPEEDCOM WIRELESS CORPORATION
equipment. The Company also sells extended maintenance agreements, for periods of one to three years. Revenue on extended maintenance agreements is deferred and recognized on a straight-line basis over the term of the agreement.

   Effective January 1, 2000, the Company adopted the provisions of the Securities and Exchange Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS (SAB 101). SAB 101 provides guidance on the recognition, presentation, and disclosures of revenue in financial statements. The adoption of SAB 101 had no impact on the Company's financial statements.

 Concentration of Credit Risk

   The Company's financial instruments that are exposed to concentrations of credit risk, as defined by Statement of Financial Accounting Standards (SFAS) No. 105, DISCLOSURE OF INFORMATION ABOUT FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK, are primarily cash and cash equivalents and accounts receivable.

   The Company places its cash and temporary cash investments with high-quality institutions. Accounts receivable are from the configuration, assembly and installation of wireless communications products. Credit is extended based on evaluation of the customer's financial condition and generally collateral is not required. Anticipated credit losses are provided for in the financial statements and have been within management's expectations. As of December 31, 2000, 49% of the Company's accounts receivable were from one customer. As of December 31, 1999, no single customer accounted for more than 10% of the Company's accounts receivable.

 Factored Accounts Receivable

   The Company accounted for its accounts receivable factoring arrangement as a secured borrowing pursuant to SFAS No. 125, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENT OF LIABILITIES. As a result, the balances of accounts receivable sold to the lending institution as of December 31, 1999 are shown as assets of the Company and the amounts advanced to the Company are shown as being payable to the factor. The related service charge is reflected in interest expense in the period that the accounts receivable are transferred. Cash balances retained by the lending institution are reflected in the accompanying financial statements as restricted. As of December 31, 2000 this agreement was terminated, therefore there were no borrowings outstanding under this arrangement.

 Inventories

   Inventories consist of telecommunications equipment, related component parts used in the assembly of wireless network products and finished assemblies ready for installation. Inventories are recorded at the lower of cost (using the first-in, first-out method) or net realizable value. Labor and overhead costs related to assemblies and installations in process are included in the cost of finished assemblies.

 Impairment of Long-Lived Assets

   In accordance with SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, the Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. This review consists of a comparison of the carrying value of the asset held for use in operations with the asset's expected future undiscounted cash flows with interest costs. Estimates of expected future cash flows represent management's best estimate based on reasonable and supportable assumptions and projections. If the expected future

                         SPEEDCOM WIRELESS CORPORATION
cash flow exceeds the carrying value of the asset, no impairment is recognized. If the carrying value of the asset exceeds the expected future cash flows, an impairment exists and is measured by the excess of the carrying value over the fair value of the asset. Any impairment provisions recognized are permanent and may not be restored in the future. No impairment loss was recognized in 2000 or 1999.

 Investments

   Investments are stated at the lower of cost or market value. As of December 31, 2000, the cost of the Company's investments estimated their fair market value, thus no unrealized gain or loss was recorded.

 Property And Equipment

   Property and equipment are stated at cost. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of depreciable assets ranging from three to five years. Leasehold improvements are amortized over the shorter of the useful life of the asset or the term of the related lease agreement.

 Financial Instruments

   The Company's significant financial instruments include accounts receivable, accounts payable and notes payable. The Company believes that the carrying values of financial instruments in the accompanying balance sheets approximate their respective fair values.

 Income Taxes

   Currently, the Company follows the liability method of accounting for income taxes in accordance with SFAS No. 109, ACCOUNTING FOR INCOME TAXES (SFAS 109). Under SFAS 109, deferred income taxes are recorded based upon differences between the financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to affect taxable income.

 Stock-Based Compensation

   The Company accounts for employee stock-based compensation using the intrinsic method in accordance with Accounting Principles Board No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, (APB 25) and related Interpretations. Accordingly, in cases where exercise prices equal or exceed fair market value of the stock at the date of grant, the Company recognized no compensation expense for stock option grants. In cases where exercise prices are less than fair value of the stock at the date of grant, compensation is recognized over the period of performance or the vesting period. For purposes of stock-based compensation prior to the reverse merger with LTI, the fair value of the stock underlying the awards has been determined relative to the sales prices received in private placements of common stock by the Company. For purposes of stock-based compensation after the reverse merger with LTI, the fair value of the stock underlying the awards has been determined to be the market price on the date of grant. Pro forma financial information, assuming that the Company had adopted the fair value measurement standard of SFAS 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, for all stock-based compensation, is included in Note 11 to the financial statements.

 Advertising Costs

   The Company's policy is to expense advertising costs as incurred. During the years ended December 31, 2000 and 1999, the Company expensed $327,590 and $16,637, respectively, in advertising expenses. Such amounts are included in selling expenses.

                         SPEEDCOM WIRELESS CORPORATION

 Research and Development Costs

   The Company's research and development expenses during the fiscal year ending December 31, 2000 and 1999 were $51,253 and $0, respectively.

 Loss Per Share

   The Company has applied the provisions of SFAS 128, EARNINGS PER SHARE, which establishes standards for computing and presenting earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net earnings
(loss) by the weighted average number of shares outstanding for the period. The calculation of diluted earnings per share includes the effect of dilutive common stock equivalents. No dilutive common stock equivalents existed in any year presented.

   Unexercised options and warrants to purchase 644,355 and 0 shares of common stock and unexercised convertible debt to purchase 123,000 and 0 shares of common stock for the years ended December 31, 2000 and 1999, respectively were not included in the computations of diluted loss per share because assumed conversion would be antidilutive.

 Use Of Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amount reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 Reclassifications

   Certain prior year amounts have been reclassified to conform to the 2000 presentation.

4. Recently Issued Accounting Standards

   In June 2000, the Financial Accounting Standards Board issued SFAS 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES, an amendment of Statement 133, which is effective for fiscal years beginning after June 15, 2000. The adoption of this Statement did not have a significant effect on the Company's financial position and results of operations.

5. Inventories

   A summary of inventories at December 31, 2000 and 1999 is as follows:

                                                                2000      1999
                                                             ---------- --------
   Component parts.......................................... $1,156,966 $458,385
   Completed assemblies.....................................  1,231,317   94,619
                                                             ---------- --------
                                                             $2,388,283 $553,004
                                                             ========== ========

                         SPEEDCOM WIRELESS CORPORATION

6. Property And Equipment

   A summary of property and equipment at December 31, 2000 and 1999 is as follows:

                                                             2000       1999
                                                          ----------  ---------
   Computer and office equipment......................... $  822,006  $ 192,952
   Automobiles...........................................     51,737     43,637
   Leasehold improvements................................     86,207     18,706
   Furniture and fixtures................................    135,415     16,775
   Store and warehouse...................................    101,719     22,117
   Construction in progress..............................     49,244     29,526
                                                          ----------  ---------
                                                           1,246,328    323,713
   Less accumulated depreciation.........................   (290,195)  (124,514)
                                                          ----------  ---------
                                                          $  956,133  $ 199,199
                                                          ==========  =========

   Property and equipment included computer and office equipment of $67,797 acquired under capital lease arrangements at December 31, 2000 and 1999. Amortization and depreciation expense amounted to $165,681 and $55,457 for the years ended December 31, 2000 and 1999, respectively. Amortization of assets under capital lease arrangements is included in depreciation expense.

7. Accrued Expenses

   A summary of accrued expenses at December 31, 2000 and 1999 is as follows:

                                                                 2000     1999
                                                               -------- --------
   Accrued payroll............................................ $287,252 $ 79,956
   Accrued commissions........................................  109,052   10,673
   Other......................................................  304,511  271,505
                                                               -------- --------
                                                               $700,815 $362,134
                                                               ======== ========

8. Loans from Stockholders

   A summary of unsecured stockholder loans at December 31, 1999 is as follows:

   19% note payable originally due February 28, 1998................... $ 5,139
   19% note payable originally due December 19, 1998...................  16,000
   19% note payable originally due January 21, 1999....................  15,000
   19% note payable originally due November 13, 1999...................   7,500
   19% note payable originally due November 25, 1999...................   2,000
                                                                        -------
                                                                        $45,639
                                                                        =======

   All of the above notes were paid in January 2000. Interest expense amounted to $10,989 for the year ended December 31, 1999.

   SPEEDCOM issued a $250,000 promissory note to the Company's President in December 2000. The note bears an interest rate of the greater of 12% or DLJ's standard margin rate plus 1.5%. The note is payable in December 2001 or at the closing of an equity offering by the Company of at least $5,000,000, whichever is earlier. The Company concurrently granted a total of 25,000 warrants with a $3.60 strike price in connection with this note.

                         SPEEDCOM WIRELESS CORPORATION

The proportionate fair value of the warrants amounted to $62,500 and has been recorded as an addition to paid-in capital and as an original issue discount reducing the carrying value of the note. The discount is being amortized to interest expense over the remaining life of the note. The balance of the note at December 31, 2000 amounted to $187,500.

   The Company issued a $252,000 non-interest bearing promissory note in December 2000, with beneficial conversion features. The note is due in December 2001, payable in cash or 70,000 shares of common stock, at the holder's option. The 70,000 shares are worth $115,500 more than the face value of the note based on the per-share value at the date of the note. This amount has been recorded as an addition to paid-in capital and as an original issue discount reducing the carrying value of the note. The discount is being amortized to interest expense over the remaining life of the note. The balance of the note at December 31, 2000 amounted to $143,145.

   In December 2000, the Company issued a $200,000 non-interest bearing promissory note, with beneficial conversion features. The note is due in January 2002, payable in cash or 50,000 shares of common stock, at the holder's option. The 50,000 shares are worth $37,500 more than the face value of the note based on the per-share value at the date of the note. This amount has been recorded as an addition to paid-in capital and as an original issue discount reducing the carrying value of the note. The discount is being amortized to interest expense over the remaining life of the note. The balance of the note at December 31, 2000 amounted to $163,733.

   Also in December 2000, the Company issued a $10,800 non-interest bearing promissory note with beneficial conversion features. The note is due in December 2001, payable in cash or 3,000 shares of common stock at the holder's option. The 3,000 shares are worth $4,950 more than the face value of the note based on the per-share value at the date of the note. This amount has been recorded as an addition to paid-in capital and as an original issue discount reducing the carrying value of the note. The discount is being amortized to interest expense over the remaining life of the note. The balance of the note at December 31, 2000 amounted to $6,135.

   During January 2000, the Company issued a 10% convertible subordinated promissory note for $40,000, due for payment in January 2003. The note is convertible into 10,000 shares of common stock at any time during its term. The note is subordinate to all other debt instruments. The $40,000 note and accrued interest was converted in 2001.

9. Notes and Capital Leases Payable

   A summary of notes and capital leases payable at December 31, 2000 and 1999 is as follows:

                                                             2000      1999
                                                           --------  ---------
   12% promissory note, originally due September 1999, in
    default at December 31, 1999.........................  $    --   $ 175,000
   Advances under accounts receivable factor
    arrangement..........................................       --     111,731
   10.5% bank note payable in monthly installments
    through June 2003, secured by equipment and
    inventories..........................................    46,631     61,032
   8%-10.6% automobile loans payable in monthly
    installments through January 2003, secured by
    equipment............................................    29,460     28,821
   Capital lease obligations.............................    34,104     51,351
                                                           --------  ---------
                                                            110,195    427,935
   Less current portion..................................   (52,901)  (328,781)
                                                           --------  ---------
                                                           $ 57,294  $  99,154
                                                           ========  =========

                         SPEEDCOM WIRELESS CORPORATION

   The Company entered into a $200,000 promissory note with a vendor during 1999. Interest was required to be paid monthly and all outstanding principal and accrued interest was payable in full on September 30, 1999. At December 31, 1999, the principal balance outstanding on the note was $175,000 and was in default. However, the note was repaid in full in the year 2000.

   During 1999 and a portion of 2000, the Company had an accounts receivable factoring arrangement with a lending institution that provided for the sale of certain accounts receivable balances aggregating no more than $400,000. The lending institution charged a fee of 2.5% of the face value of the receivables purchased. The arrangement provided for full recourse to the lending institution. Advances by the lending institution amounted to $111,731 as of December 31, 1999. Subsequent to December 31, 1999, the advances were repaid and no additional advances were taken on the arrangement which has been terminated.

   Aggregate future maturities of notes and capital leases payable as of December 31, 2000 are as follows:

                                                                Notes   Leases
                                                               ------- --------
   2001....................................................... $33,586 $ 24,042
   2002.......................................................  23,570   12,455
   2003.......................................................  15,434    6,211
   2004.......................................................   2,970      --
   2005 and thereafter........................................     531      --
                                                               ------- --------
   Total maturities and payments.............................. $76,091 $ 42,708
                                                               ======= --------
   Less amount representing interest..........................           (8,604)
                                                                       --------
   Less current portion.......................................          (19,315)
                                                                       --------
                                                                       $ 14,789
                                                                       ========

10. Income Taxes

   A reconciliation of the differences between the effective income tax rate and the statutory federal tax rate follows:

                                                                2000     1999
                                                               ------   ------
   Tax at U.S. statutory rate................................. (34.00)% (34.00)%
   State taxes, net of federal benefit........................  (3.58)%  (3.61)%
   Change in valuation allowance..............................  37.10 %  37.44 %
   Other......................................................   0.48 %   0.17 %
                                                               ------   ------
                                                                 0.00 %   0.00 %
                                                               ======   ======

                         SPEEDCOM WIRELESS CORPORATION

   Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                            2000        1999
                                                         -----------  ---------
   Deferred tax assets:
     Net operating loss carryforwards................... $ 1,643,440  $ 768,447
     Accounts receivable................................     111,509     53,951
     Deferred revenue...................................      52,753     55,174
     Accrued expenses...................................      43,288     20,865
     Other..............................................      24,605     20,913
                                                         -----------  ---------
   Gross deferred tax assets............................   1,875,595    919,350
   Less: valuation allowance............................  (1,875,595)  (919,350)
                                                         -----------  ---------
   Net deferred tax asset............................... $       --   $     --
                                                         ===========  =========

   Generally accepted accounting principles require a valuation allowance be recorded to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance is necessary at December 31, 2000 and 1999 to fully offset the deferred tax asset.

   At December 31, 2000, the Company's net operating loss carryforward for federal income tax purposes are approximately $4,400,000, expiring in various amounts from 2012 through 2020.

11. Stockholders' Equity

   During the year ending December 31, 2000, the following shares of common stock were issued for cash:

   Number of Shares                                                        Price
   ----------------                                                        -----
   4,584.................................................................. $1.96
   105,441................................................................ $2.18
   229,220................................................................ $2.84
   656.................................................................... $3.05
   498,267................................................................ $3.49
   84,238................................................................. $4.36
   47,755................................................................. $5.24
   186,773................................................................ $6.98
   83,000................................................................. $7.35

   Included in the above sales of $4.36 per share are shares of common stock with detachable warrants to purchase up to 84,238 shares of common stock at an exercise price of $8.72 per share. These warrants have a term of two years. Also included in the above sales of $5.24 per share are 47,755 shares of common stock with detachable warrants to purchase up to 114,610 shares of common stock at $6.54 per share. These warrants expired on October 7, 2000 without being exercised.

   During August 2000, 9,004 options were exercised for $2.62 per share. During October 2000, 9,168 options were exercised for $2.62 per share. During December 2000, 650 options were exercised for $2.62 per share. The Company also issued 154,943 shares of common stock for finder's fees and costs incurred in connection with the merger as discussed in Note 2 above. Pursuant to the merger as discussed above and in Note 2, in September 2000, LTI effected a 1 for 4.26 reverse stock split which reduced the number of LTI's outstanding common shares to

                         SPEEDCOM WIRELESS CORPORATION

655,958, the number of LTI's stock warrants to 1,966,927 and the number of LTI's purchase options to 39,950. The merger was also effected with the issuance by LTI of 8,515,778 shares of its common stock, on a 1 for 1.146 basis, for the outstanding common shares of Old SPEEDCOM, which included an additional 1,084,873 shares issued to Old SPEEDCOM shareholders as a closing adjustment under the merger agreement. Net proceeds on the sales of stock during the year ending December 31, 2000 amounted to $5,422,072. The merger agreement did not change the terms of the issued stock options other than the adjustment of the quantity and share price for the 1.146 for 1 exchange ratio.

   In addition to sales of stock for cash, during May 2000 the Company issued 28,653 shares of common stock to a board member in exchange for a $95,000, 6% promissory note and two months of consulting services. A value of $100,000 was ascribed to the common stock issued, based upon the then most recent sale of common stock at a price of $3.49 per share. The value was allocated to the face value of the note receivable in the amount of $95,000 (contra-equity) and deferred consulting services (expense) in the amount of $5,000. During the 2000 fiscal year repayment of $15,000 of the note was in the form of consulting fees and repayment of $5,000 of the note was in cash. Subsequent to year end, the note was repaid in full by the board member.

   In September 2000, the Company issued 148,000 shares of common stock with an ascribed value of $4.00 per share to Del Mar Consulting Group. Of these shares, 48,000 were for services rendered in connection with the merger with LTI, and 100,000 of these shares were for investor relations services. Half of these investor relations services were rendered in 2000 and the remainder will be rendered in 2001.

   In December 2000, the Company issued a retainer of $25,000 in cash and 25,000 shares of common stock with an ascribed value of $5.25 per share to H.C. Wainwright, a Boston based investment banker. These amounts are included in prepaid expenses and other assets as of December 31, 2000. The retainers are for services to be rendered through April 2001 in connection with raising capital for the Company. The amounts will be charged against equity when capital is raised or expensed if such efforts are unsuccessful.

   During the years ended December 31, 2000 and 1999, the Company repurchased 185,103 and 57,305 shares of its common stock, for cash, respectively. These shares were retired when repurchased.

   During the period from January 1999 to September 1999, the Company sold 238,528 shares of its common stock at a per share price of $1.96. During the period from October 1999 to December 1999, the Company sold 289,390 shares of its common stock at a per share price of $2.18. Of the total shares sold, 110,026 shares were unissued at December 31, 1999. These shares were issued subsequent to December 31, 1999. The net proceeds on sales of stock during the year ending December 31, 1999 were $966,803.

   The Company has 10,000,000 shares of preferred stock authorized. There are not any shares issued or outstanding as of December 31, 2000 or 1999.

 Employee Stock-Based Compensation

   At December 31, 2000 and 1999, the Company had 3,000,000 and 2,000,000
shares of common stock reserved for issuance under employee incentive stock bonus, purchase or option plans, respectively. One plan, initiated in July 1998, reserved 2,000,000 shares, and another plan, initiated in September 2000, reserved 1,000,000 shares. Additional options of 1,503,552 were issued outside these two plans prior to the merger with LTI to employees and management. All full time employees are eligible for both plans. Options have a term of 5 years and vest 25% annually on the employee's anniversary date over a four-year period. As of December 31, 2000 there were 961,150 shares unissued under the plans.

                         SPEEDCOM WIRELESS CORPORATION

   Employee stock option activity was as follows during the years ended December 31, 2000 and 1999:

                                                2000                1999
                                         ------------------- -------------------
                                                    Weighted            Weighted
                                                    Average             Average
                                                    Exercise            Exercise
                                          Options    Price    Options    Price
                                         ---------  -------- ---------  --------
Outstanding--
  Beginning of year..................... 1,721,298   $2.62   1,092,176   $2.62
  Granted at market price............... 1,293,156    3.35     659,551    2.62
  Exercised.............................   (18,822)   2.62         --      --
  Expired or cancelled..................   (57,654)   3.24     (30,429)   2.62
                                         ---------   -----   ---------   -----
Outstanding--end of year................ 2,937,978   $2.95   1,721,298   $2.62
Exercisable as of December 31........... 1,037,579   $2.62     344,303   $2.62
                                         =========   =====   =========   =====

   The weighted average fair value of the options granted during 2000 and 1999 is $2.10 and $.21, respectively. The weighted average remaining contractual life of the options as of December 31, 2000 and 1999 is 3.3 and 2.8 years, respectively.

   Pro forma information regarding the Company's stock option grants is presented below. The fair market value for these options was estimated at the date of grant using the "Minimum Value" method for 1999. The Minimum Value method calculates the excess of the fair value of the stock at the date of grant over the present value of both the exercise price and the expected dividend payments, each discounted at the risk-free rate over the expected exercise life of the option. The fair market value for these options was estimated at the date of grant using the Black-Scholes option pricing model for 2000. In order to calculate the fair value, the following assumptions were made: the expected dividend payment rate used was zero, the expected option life used was five years in 2000 and 1999, the volatility used was 1.268 in 2000 and the risk free interest rate was assumed to be 5.77% in 2000 and 5.23% in 1999. Because the options have a four-year vesting period, the pro forma effect shown below is not reflective of the reported net earnings or losses in future years.

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows at December 31, 2000 and 1999:

                                                           2000        1999
                                                        -----------  ---------
   Reported net loss................................... $(2,577,767) $(790,508)
   Estimated fair value of options.....................    (527,634)  (138,451)
                                                        -----------  ---------
   Pro forma net loss.................................. $(3,105,401) $(928,959)
                                                        ===========  =========
   Reported net loss per share: basic and diluted...... $     (0.31) $   (0.11)
   Effect for the fair value of options................       (0.07)     (0.02)
                                                        -----------  ---------
   Pro forma net loss.................................. $     (0.38) $   (0.13)
                                                        ===========  =========


12. Leases

   The Company leases office and manufacturing facilities, computer and office equipment under operating leases. Rent expense under operating leases, amounted to $243,167 and $80,002 for the years ended December 31, 2000 and 1999, respectively. Future noncancellable lease payments under operating leases for each year ended December 31 are as follows: 2001-$227,615; 2002- $75,611; 2003-$35,122; 2004-$24,822; and 2005-$11,015.

                         SPEEDCOM WIRELESS CORPORATION

   In addition, SPEEDCOM has signed an operating lease for a to-be-constructed 40,000 square foot facility, which will include 8,000 square feet of manufacturing capacity. The lease term is for 15 years upon completion of construction. The monthly base rent will be approximately $42,000. SPEEDCOM anticipates it will begin using the new facility during the fourth quarter of 2001.

13. Employee Benefit Plan

   The Company has established a 401(k) profit-sharing plan. Employees 21 years or older are eligible to participate in the plan. Participants may elect to contribute, on a tax-deferred basis, up to the legal maximum, of their compensation. The Company will contribute 25% matching after an employee has been with the Company for 90 days. The Company's contributions to the plan were $26,453 and $14,406 for the years ended 2000 and 1999, respectively.

14. Segment and Geographic Information

   The Company operated during all periods in a single operating segment when applying the management approach defined in Statement of Financial Accounting Standards No. 131, DISCLOSURES ABOUT SEGMENTS.

   The Company's business and principal operations are domiciled in North America. The Company generated revenue in the following geographic areas:
North America, Latin America, Asia, Africa, Middle East, Europe and Australia. Revenues from customers in foreign geographic areas represented 45% and 23% of total revenues for the years ended December 31, 2000 and 1999, respectively. During 2000, 26% of the Company's revenues were derived from customers located in Latin America. No other foreign geographic area contributed 10% or greater of total revenues for 2000 or 1999. The Company has no significant property in any foreign geographic area.

   Although SPEEDCOM serves a large and varied group of customers, approximately 15% of SPEEDCOM's revenues for the year ended December 31, 2000 were derived from one customer.

   No single customer accounted for 10% or more of SPEEDCOM's revenue for the year ended December 31, 1999.

15. Financial Results and Management's Plans

   The Company incurred losses and used cash in operations in the years ended December 31, 2000 and 1999. These conditions stemmed primarily from initiatives undertaken by management to build infrastructure in the Company to promote significant growth of revenues. If the Company's financial results are significantly less than its operating plan, the Company's business, future operating results, and financial condition will be adversely effected. In these circumstances, changes in the Company's cost structure and capital expenditures could be required. Management believes its projections of revenue growth are achievable. However, these actions would be implemented if necessary.

16. Subsequent Events

   During 2000, SPEEDCOM entered into an agreement whereby a customer agreed to purchase $1,200,000 of equipment and services over a 12-month period. Payment terms extended over a 24-month period. In January 2001, the Company entered into a lease agreement with the customer, whereby the customer altered the purchase agreement and instead agreed to lease the equipment from the Company with payments not to exceed $2,000,000. The lease agreement is for a term of 36 months and is recorded as a sales type lease.

                         SPEEDCOM WIRELESS CORPORATION

   In January 2001, SPEEDCOM issued a promissory note to the Company's President for $250,000, payable in April 2001 or at the closing of an equity or debt offering by the Company of at least $1,000,000, whichever is earlier. The note bears an interest rate of the greater of 12% or DLJ's standard margin plus 1.5%. In addition, the Company immediately granted him a total of 7,000 warrants with an exercise price of $5.40, plus 4,500 warrants with an exercise price of $5.40, which vest one-third each month for the first three months of the note.

   In March 2001, SPEEDCOM borrowed $1,500,000 in senior secured debt. The loan is due February 2005 and carries an interest rate of 8%. This loan was repaid in April 2001.

   In April 2001, SPEEDCOM borrowed $3,000,000 from a Connecticut based hedge fund. The loan is due in April 2002 and bears interest at 9% for the first 90 days and 12% thereafter. As part of the transaction, SPEEDCOM issued 333,333 warrants to acquire SPEEDCOM stock at $5.00 per share. Additional warrants are issuable contingent upon the date on which the loan is repaid. All outstanding warrants contain a put feature which allows the holder to receive cash and property equal to the net value of the warrant upon the occurrence of a Triggering Event as defined in the agreement, which is generally a sale, merger or reorganization of the Company. The holder of the loan has certain rights of first refusal on subsequent financings. Interest is due under the loan in quarterly installments with principle payable in total at the maturity date of the loan. The Company obtained net proceeds of approximately $2,700,000 for this bridge loan which will be used to repay certain short-term debt and payables for general working capital.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

   Ernst & Young LLP have been selected by the board of directors as the independent certified public accountants of SPEEDCOM for the fiscal year ending December 31, 2001.

   Ernst & Young LLP served as pre-merger SPEEDCOM's independent certified public accountants before its merger into LTI and continued as the independent certified public accountants for the post-merger company, with the approval of SPEEDCOM's board of directors. Therefore, as a technical matter, the Company was deemed to have changed its independent certified public accountants effective with the merger on September 26, 2000. Grant Thornton LLP served as independent certified public accountants of LTI before the merger. Grant Thornton LLP's report on LTI's financial statements for the years ended March 31, 2000 and 1999 was unqualified.

   In November 1999, Ernst & Young LLP replaced Arthur Andersen LLP as Old SPEEDCOM's independent certified public accountants. Arthur Andersen LLP's report on Old SPEEDCOM's financial statements for the years ended December 31, 1997 and 1996 was unqualified. With respect to the periods audited by Arthur Andersen LLP or Grant Thornton LLP, there were no disagreements on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure, pertaining to the financial statements covered by their reports, which, if not resolved to the satisfaction of Arthur Andersen LLP or Grant Thornton LLP, would have caused them to make reference to the subject matter of the disagreement in connection with their reports, nor were there any such matters identified subsequent to the issuance of their reports through the date of change.

                                   PART III

Item 9. Directors and Executive Officers of Registrant

   The following table sets forth the names, ages and positions of the persons who serve as executive officers and directors of the Company.

       Name                  Age                  Position(s)
       ----                  ---                  -----------
Michael W. McKinney.........  44 Chairman and Chief Executive Officer, Director
Bruce Sanguinetti...........  46 President and Director
Jay O. Wright...............  31 Chief Financial Officer and Director
R. Craig Roos...............  55 Vice Chairman and Director
Mark Boyce..................  41 Director
John T. von Harz............  32 Director
Larry Watkins...............  61 Chief Technology Officer

   Michael W. McKinney founded SPEEDCOM in 1994. Mr. McKinney has 19 years local area network and wide area network computer networking experience as an executive of AT&T and NCR. He holds a bachelor's of science in economics and finance from Miami University, Oxford, OH.

   Bruce Sanguinetti served as president of BreezeCom from June 1995 to September 1999. In October 1999, Mr. Sanguinetti left BreezeCom to become the president and CEO of Evitek Ventures. Prior to his involvement with BreezeCom, Mr. Sanguinetti had served as executive vice president of sales and marketing with Solectek Corporation from July 1994 to May 1995. He joined SPEEDCOM's board of directors in October 1999 and became SPEEDCOM's President effective September 1, 2000. Mr. Sanguinetti received his bachelor's degree from California State University, Sacramento where he studied electrical engineering and business administration.

   Jay O. Wright joined SPEEDCOM in December 1999. He was previously senior vice president of Financematrix.com, a development stage business to business portal for financial transactions. Prior to that Mr. Wright was an investment banker with Merrill Lynch & Co. in New York and practiced mergers and acquisitions law with Skadden, Arps, Slate, Meagher & Flom in New York and corporate law with Foley & Lardner in Chicago, Illinois. Mr. Wright graduated from Georgetown University with a bachelor's degree in business administration, Summa Cum Laude, in 1991. In 1994, he received his Juris Doctor from the University of Chicago.

   R. Craig Roos joined SPEEDCOM's board of directors as Vice Chairman in February 2000. Mr. Roos is the current president and CEO of LMA Systems, Inc, a wireless service provider operating in the northwestern United States. Mr. Roos is founder and sole owner of Roos Capital Planners, Inc., which he formed in 1979. Mr. Roos serves on the boards of several companies in the wireless and telecommunications industry. He has previously served as chairman of MobileMedia Corporation from 1993 until 1995. Mr. Roos also was a co-founder of Locate, a digital local access carrier specializing in high-speed T-1 level radio carrier technologies. Mr. Roos has testified before the United States Congress on telecommunications issues and is a former chairman of the Alternative Local Telecommunications trade association. Mr. Roos has a bachelors degree in economics from Davis & Elkins College and a masters of business administration from Fairleigh Dickinson University.

   Mark Boyce is the general partner of Virtuous Capital (since 2000), a venture catalyst and socially responsible investment fund with a focus on technology industries. Since 1996, Mr. Boyce has been successfully involved in numerous early to mid-stage technology companies in both management, board and investor roles. After graduating from the Harvard Business School, he worked as a Microsoft executive in the sales and marketing division, where he was involved in the successful launch of Windows and Windows applications. Subsequent to Microsoft, he worked as a mergers and acquisitions advisor at Broadview International, a leading investment bank and private equity investor focused exclusively on the IT, communications and media industries. Then he joined Lotus Development, where he served as director of corporate development in charge of new business development, strategic alliances, minority investments and acquisitions. Mr. Boyce became a director of SPEEDCOM in November 2000.

   John T. von Harz joined SPEEDCOM's board in December 2000. Mr. von Harz is the director of market development for the broadband wireless systems group of Andrew Corporation (since December 1999). Mr. von Harz is specifically responsible for strategic initiatives, business development and product line management of the MMDS & License Free Product unit including broadband wireless access subscriber antennas, transverters and downconverters, as well as enterprise level wireless LAN antennas and ancillary infrastructure items. From May 1995 to December 1999, Mr. von Harz served as the director of sales and marketing for Conifer Corporation where he led the company's transition from a broadcast television equipment manufacturer to a value-added supplier of Internet access and enterprise data provisioning equipment. Mr. von Harz also has extensive direct sales experience in high technology serving as an OEM account executive and district sales manager in Northern California's Silicon Valley for ITT Cannon and Augat, Inc. He has an undergraduate degree in business administration from the University of Iowa. Mr. von Harz also serves on the board of directors for the Wireless Communications Association International.

   Larry Watkins served as senior director of engineering at LCC International before joining SPEEDCOM. At LCC, Mr. Watkins was responsible for cellular/PCS system design and the pursuit of new business involving new wireless technologies. Prior to joining LCC, Mr. Watkins held long-term technical staff and engineering management positions with Harris, Motorola and Symetrics Engineering, with responsibility to assess emerging wireless technologies and develop products and systems to meet specific market needs based on these technologies. Mr. Watkins has a bachelor's of science in electrical engineering from West Virginia University.

Item 10. Executive Compensation

   The information required by Item 10 of Form 10-KSB is incorporated by reference to the information contained in the section captioned "Executive Compensation" of the Registrant's definitive Proxy Statement for the 2001 Annual Meeting of Shareholders to be held May 11, 2001, which the Company will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

Item 11. Security Ownership of Certain Beneficial Owners and Management

   Information regarding this item is incorporated by reference from the section entitled "Security Ownership of Certain Beneficial Owners and Management" of the Registrant's definitive Proxy Statement for the 2001 Annual Meeting of Shareholders.

Item 12. Certain Relationships and Related Transactions

   The information required by Item 12 of Form 10-KSB is incorporated by reference to the information contained in the section captioned "Certain Relationships and Related Transactions" of the Registrant's definitive Proxy Statement for the 2001 Annual Meeting of Shareholders to be held May 11, 2001, which the Company will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

Item 13. Exhibits and Reports on Form 8-K

   (a) Exhibits

     The exhibits in the accompanying Index to Exhibits are filed as part of this Annual Report on Form 10-KSB.

   (b) Reports on Form 8-K

     Form 8-K was filed on October 11, 2000 regarding a change in control of the registrant in accordance with the merger with LTI Holdings, Inc.

                 Schedule II--Valuation and Qualifying Accounts

                                        Balance  Charged               Balance
                                          at     to Costs               at End
                                       Beginning   and                    of
                                       of Period Expenses Deductions    Period
                                       --------- -------- ----------   --------
For the year ended December 31, 1999:
Deducted from asset accounts:
  Allowance for doubtful accounts..... $ 99,109  $ 78,827  $ 34,565(1) $143,371
                                       ========  ========  ========    ========
  Allowance for inventory
   obsolescence....................... $ 11,000  $ 44,576  $    --     $ 55,576
                                       ========  ========  ========    ========

For the year ended December 31, 2000:
Deducted from asset accounts:
  Allowance for doubtful accounts..... $143,371  $272,957  $119,998(1) $296,330
                                       ========  ========  ========    ========
  Allowance for inventory
   obsolescence....................... $ 55,576  $    --   $ 22,980(2) $ 32,596
                                       ========  ========  ========    ========

--------
(1) Uncollectible accounts written off, net of recoveries.
(2) Revaluation of slow-moving and obsolete inventory.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SPEEDCOM Wireless Corporation

     /s/ Michael W. McKinney           Chairman, Chief Executive    April 13, 2001
______________________________________  Officer and Director
         Michael W. McKinney

      /s/ Bruce Sanguinetti            President and Director       April 13, 2001
______________________________________
          Bruce Sanguinetti

        /s/ Jay O. Wright              Chief Financial Officer      April 13, 2001
______________________________________  and Director
            Jay O. Wright

        /s/ Larry Watkins              Chief Technology Officer     April 13, 2001
______________________________________
            Larry Watkins

        /s/ R. Craig Roos              Vice Chairman and Director   April 13, 2001
______________________________________
            R. Craig Roos

      /s/ John T. von Harz             Director                     April 13, 2001
______________________________________
           John T. von Harz

          /s/ Mark Boyce               Director                     April 13, 2001
______________________________________
              Mark Boyce

                               Index To Exhibits

 Exhibit
  Number                               Description
 -------                               -----------
  2.1(1)  Asset Purchase Agreement between Packaging Atlanta Corporation and
           Laminating Technologies Inc. dated April 26, 1999

  2.2     Agreement and Plan of Merger by and between SPEEDCOM Wireless
           International Corporation and LTI Holdings, Inc., dated as of August
           4, 2000 (included as Appendix A to the proxy statement/prospectus filed as part of Form S-4 Registration Statement (File No. 333-
           43098) and incorporated herein by reference)

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

  4.1(2)  Form of Bridge Note

  4.2(2)  Form of Warrant Agreement

  4.3(2)  Form of Underwriter's Unit Purchase Option

 10.1(3)  Registration Rights Agreement between the registrant and Michael E.
          Noonan

 10.2(2)* Amended and Restated 1996 Stock Option Plan

 10.3(2)* Form of Indemnification Agreement

 10.4(4)* Executive Employment Agreement between SPEEDCOM Wireless
           International Corporation and Jay O. Wright

 10.5(4)* Executive Employment Agreement between SPEEDCOM Wireless
           International Corporation and Bruce Sanguinetti

 10.6(4)* Executive Employment Agreement between SPEEDCOM Wireless
           International Corporation and Michael McKinney

 10.7(4)* Non-Qualified Stock Option Agreement

 10.8(4)* Non-Qualified Stock Option Plan

 16.1     Letter on change of certifying accountant

 23.1     Consent of Independent Certified Public Accountants

--------
(1) Incorporated by reference to the registrant's Definitive Proxy Statement dated May 27, 1999.
(2) Incorporated by reference to the registrant's Registration Statement on Form SB-2 (File No. 333-6711) filed with the SEC on June 24, 1996.
(3) Incorporated by reference to Amendment No. 1 to the registrant's Registration Statement on Form SB-2 (File No. 333-6711) filed with the SEC on July 31, 1996.
(4) Incorporated by reference to the Form 8-K filed October 11, 2000.
 * Management contract or compensatory plan.