Form 10QSB
period 2001-03-31
SPEEDCOM WIRELESS CORP
filed 2001-05-14
CIK 1014343

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDING MARCH 31, 2001
                                       OR
  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM __________ TO ____________

                         COMMISSION FILE NUMBER 0-21061

                          SPEEDCOM WIRELESS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                      58-2044990
(STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

                           1748 INDEPENDENCE BLVD. G-6
                               SARASOTA, FL 34234
                                 (941) 358-9283
(ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING AREA CODE, OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes[x] No[ ], and (2) has been subject to such filing requirements for the past 90 days Yes[x] No [ ].

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the last practicable date: April 27, 2001 - 9,500,723 common shares, $.001 par value.

Transitional small business disclosure format (check one):  Yes [ ] No [x]

                          SPEEDCOM WIRELESS CORPORATION

                  FORM 10-QSB FOR THE PERIOD ENDED MARCH 31, 2001

                                      INDEX

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheets as of March 31, 2001 and December 31, 2000          3
          Statements of Operations for the three months ended
              March 31, 2001 and 2000                                        4
          Statements of Cash Flows for the three months ended
              March 31, 2001 and 2000                                        5
          Notes to Financial Statements                                      6

Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                     11

PART II. OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders               20

Item 6.   Exhibits and Reports on Form 8-K                                  20


Signatures                                                                  20
Exhibit Index                                                               21

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                          SPEEDCOM WIRELESS CORPORATION
                                 BALANCE SHEETS

                                                                            March 31,       December 31,
                                                                              2001              2000
                                                                        ------------------------------------
Assets                                                                     (unaudited)
Current assets:
   Cash                                                                 $        193,112 $        227,066
   Accounts receivable, net of allowances of  $305,561 and $296,330 in
     2001 and 2000, respectively                                               1,806,198        1,788,206
   Leases receivable                                                             571,767           43,389
   Inventories, net                                                            1,892,825        2,388,283
   Prepaid expenses and other current assets                                     635,213          732,753
                                                                        ------------------------------------
Total current assets                                                           5,099,115        5,179,697

Accounts receivable                                                                   --          586,578
Property and equipment, net                                                    1,075,747          956,133
Leases receivable                                                                888,289           36,157
Other assets, net                                                                269,394          158,405
Investments                                                                       90,910           76,994
Software license                                                                 827,500               --
                                                                        ------------------------------------
Total assets                                                             $     8,250,955  $     6,993,964
                                                                        ====================================

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                                      $     1,948,680  $     2,673,570
   Accrued expenses                                                              804,472          700,815
   Current portion of loans from stockholders                                    796,236          336,780
   Current portion of deferred revenue                                           120,884           90,047
   Current portion of notes and capital leases payable                           483,092           52,901
                                                                        ------------------------------------
Total current liabilities                                                      4,153,364        3,854,113

Loans from stockholders, net of current portion                                1,500,000          203,733
Deferred revenue, net of current portion                                          32,837           50,141
Notes and capital leases payable, net of current portion                          46,192           57,294
Common stock to be issued                                                        650,000               --

Stockholders' equity:
   Common stock, $.001 par value, 30,000,000 shares authorized, 9,325,523 and
     9,289,529 shares issued and outstanding in 2001
     and 2000, respectively                                                        9,325            9,289
   Preferred stock, 10,000,000 shares authorized                                      --               --
   Additional paid-in capital                                                  8,024,213        7,889,817
   Accumulated deficit                                                        (6,164,976)      (4,995,423)
   Notes receivable - related party                                                   --          (75,000)
                                                                        ------------------------------------
Total stockholders' equity                                                     1,868,562        2,828,683
                                                                        ------------------------------------
Total liabilities and stockholders' equity                               $     8,250,955  $     6,993,964
                                                                        ====================================

See accompanying notes.

                          SPEEDCOM WIRELESS CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                      Three Months Ended March 31,
                                                                        2001               2000
                                                                 --------------------------------------
   Net revenues                                                   $    4,017,275    $    1,846,599

   Operating costs and expenses:
      Cost of goods and services                                       2,234,491           844,205
      Salaries and related                                             1,315,406           682,874
      General and administrative                                         850,982           351,780
      Selling expenses                                                   518,722           132,662
      Provision for bad debt                                               1,674                --
      Depreciation and amortization                                      107,200            15,000
                                                                 --------------------------------------
                                                                       5,028,475         2,026,521
                                                                 --------------------------------------

   Loss from operations                                               (1,011,200)         (179,922)

   Other income (expense):
      Interest expense, net                                             (160,766)           (1,476)
      Other income, net                                                    2,413             3,222
                                                                 --------------------------------------
                                                                        (158,353)            1,746
                                                                 --------------------------------------
   Net loss                                                       $   (1,169,553)    $    (178,176)
                                                                 ======================================
   Net loss per common share:
      Basic and diluted                                           $        (0.13)    $       (0.02)
                                                                 ======================================
   Shares used in computing basic and diluted net loss per
      share                                                            9,313,863         7,662,726
                                                                 ======================================

See accompanying notes.

                          SPEEDCOM WIRELESS CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                    Three Months Ended March 31,
                                                                       2001           2000
                                                                 --------------------------------
Operating activities
Net loss                                                          $ (1,169,553)  $    (178,176)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                     107,200          15,000
     Provision for bad debt                                              1,674              --
     Common stock issued for services                                   10,000              --
     Amortization of original issue discount                            93,390              --
     Changes in operating assets and liabilities:
         Restricted cash                                                    --          35,671
         Accounts receivable                                          (766,088)       (456,140)
         Leases receivable                                             (47,510)             --
         Inventories                                                   495,458        (189,673)
         Prepaid expenses and other current assets                      97,540         (80,141)
         Intangibles                                                  (210,000)             --
         Other assets                                                 (124,905)           (674)
         Accounts payable and accrued expenses                         (62,791)        (68,842)
         Deferred revenue                                               13,533              --
                                                                 --------------------------------
Net cash used in operating activities                               (1,562,052)       (922,975)

Investing activities
Purchases of equipment                                                (194,314)       (166,781)
                                                                 --------------------------------
Net cash used in investing activities                                 (194,314)       (166,781)

Financing activities
Proceeds from sale of common stock and warrants                         94,432       2,004,091
Proceeds from loans from stockholders                                1,770,000         (45,639)
Proceeds from issuance of notes                                             --          40,000
Payments of notes and capital leases                                  (142,020)       (308,003)
                                                                 --------------------------------
Net cash provided by financing activities                            1,722,412       1,690,449
                                                                 --------------------------------

Net (decrease) increase in cash                                        (33,954)        600,693
Cash at beginning of period                                            227,066         108,564
                                                                 --------------------------------
Cash at end of period                                            $     193,112   $     709,257
                                                                 ================================

See accompanying notes.

                          SPEEDCOM WIRELESS CORPORATION
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (unaudited)

                                                             Three Months Ended March 31,
                                                               2001             2000
                                                           --------------------------------
Supplemental disclosure of noncash activities

Conversion of accounts receivable to lease receivable      $1,333,000              --
Conversion of accounts payable to notes payable            $  558,442              --
Common stock to be issued for software license             $  650,000              --
Conversion of debt to equity                               $   40,000              --
See accompanying notes.

                          SPEEDCOM WIRELESS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

1.  Business

SPEEDCOM Wireless Corporation (SPEEDCOM or the Company) was incorporated in Florida on March 16, 1994 and reincorporated in Delaware on September 26, 2000. The Company manufactures and installs custom broadband wireless networking equipment for business and residential customers internationally. Through its Wave Wireless Networking division, the Company manufactures a variety of broadband wireless products, including the Speedlan family of wireless ethernet bridges and routers. Internet service providers, Telco operators and private organizations in over 60 countries use SPEEDCOM products to provide "last-mile" wireless connectivity between multiple buildings at speeds up to 155 Mbps and distances up to 25 miles. SPEEDCOM Wireless Corporation is an ISO 9001 registered company.

2.  Basis of Presentation

On September 26, 2000, SPEEDCOM Wireless International Corporation merged with LTI Holdings, Inc. (LTI). The parties renamed the combined company SPEEDCOM Wireless Corporation and continued the business of SPEEDCOM Wireless International Corporation (Old SPEEDCOM).

Since LTI was a non-operating shell company, the merger was treated as a recapitalization of the Company for accounting purposes. As a result, the Company recorded the transaction as the issuance of common stock for the net monetary assets of LTI (principally cash), accompanied by a recapitalization of equity. The Company recorded a net increase in equity of $1,215,937, which represented the total net assets of LTI. The Company has recorded the transaction to reflect the shares outstanding under the current structure. There has been no change in the basis under which the assets and liabilities of the Company are recorded. Accordingly, except as specifically noted to the contrary,
(1) the financial information herein that predates the merger consists of information about Old SPEEDCOM, and (2) all references to SPEEDCOM or the Company refer to Old SPEEDCOM before the merger and to the combined company after the merger. All shares, options and warrants issued by SPEEDCOM prior to the merger have been retroactively restated for all periods presented.

The accompanying financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. The accompanying financial statements should be read in conjunction with the Company's annual financial statements and notes thereto included in Company's Form 10-KSB.

In the opinion of management, the financial statements reflect all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for those periods presented. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

3.  Inventories

A summary of inventories at March 31, 2001 and December 31, 2000 is as follows:

                                            2001             2000
                                    ------------------------------------
                                         (unaudited)
Component parts                      $       438,705    $    1,156,966
Completed assemblies                       1,454,120         1,231,317
                                    ------------------------------------
                                     $     1,892,825    $    2,388,283
                                    ====================================

4.  Property and Equipment

A summary of property and equipment at March 31, 2001 and December 31, 2000 is as follows:

                                            2001             2000
                                    ------------------------------------
                                         (unaudited)
Computer and office equipment        $     987,909       $   822,006
Automobiles                                 51,737            51,737
Leasehold improvements                     116,204            86,207
Furniture and fixtures                     140,672           135,415
Store and warehouse                         94,131           101,719
Construction in progress                    49,989            49,244
                                    ------------------------------------
                                         1,440,642         1,246,328
Less accumulated depreciation             (364,895)         (290,195)
                                    ------------------------------------
                                     $   1,075,747       $   956,133
                                    ====================================

Property and equipment included computer and office equipment of $67,797 acquired under capital lease arrangements at March 31, 2001 and December 31, 2000. Depreciation expense amounted to $74,700 and $15,000 for the three months ended March 31, 2001 and 2000, respectively. Amortization of assets under capital lease arrangements is included in depreciation expense.

5.  Accrued Expenses

A summary of accrued expenses at March 31, 2001 and December 31, 2000 is as follows:

                                           2001             2000
                                    ------------------------------------
                                         (unaudited)
Accrued payroll                        $   271,685      $    287,252
Accrued commissions                         86,604           109,052
Other                                      446,183           304,511
                                    ------------------------------------
                                       $   804,472       $   700,815
                                    ====================================

6.  Loans from Stockholders

SPEEDCOM issued a $250,000 promissory note to the Company's President in December 2000. The note bears an interest rate of the greater of 12% or DLJ's standard margin rate plus 1.5%. The note is payable in December 2001 or at the closing of an equity offering by the Company of at least $5,000,000, whichever is earlier. The Company concurrently granted a total of 25,000 warrants with a $3.60 strike price in connection with this note. The proportionate fair value of the warrants amounted to $62,500 and has been recorded as an addition to paid-in capital and as an original issue discount reducing the carrying value of the note. The discount is being amortized to interest expense over the remaining life of the note. The balance of the note at March 31, 2001 amounted to $207,353.

In January 2001, SPEEDCOM issued a promissory note to the Company's President for $250,000, payable in April 2001 or at the closing of an equity or debt offering by the Company of at least $1,000,000, whichever is earlier. The loan's maturity date was extended in March 2001 by mutual consent. The note bears an interest rate of the greater of 12% or DLJ's standard margin plus 1.5%. In addition, the Company immediately granted a total of 7,000 warrants with an exercise price of $5.40, plus 4,500 warrants with an exercise price of $5.40, which vest one-third each month for the first three months of the note. The proportionate fair value of the warrants amounted to $45,000 and has been recorded as an addition to paid-in capital and as an original issue discount reducing the carrying value of the note. The discount is being amortized to interest expense over the remaining life of the note. The balance of the note at March 31, 2001 amounted to $239,120. This note was repaid in April 2001.

The Company issued a $252,000 non-interest bearing promissory note in December 2000, with beneficial conversion features. The note is due in December 2001, payable in cash or 70,000 shares of common stock, at the holder's option. The 70,000 shares were worth $115,500 more than the face value of the note based on the per-share value at the date of the note. This amount has been recorded as an addition to paid-in capital and as an original issue discount reducing the carrying value of the note. The discount is being amortized to interest expense over the remaining life of the note. The balance of the note at March 31, 2001 amounted to $170,358.

In December 2000, the Company issued a $200,000 non-interest bearing promissory note, with beneficial conversion features. The note is due in January 2002, payable in cash or 50,000 shares of common stock, at the holder's option. The 50,000 shares were worth $37,500 more than the face value of the note based on the per-share value at the date of the note. This amount has been recorded as an addition to paid-in capital and as an original issue discount reducing the carrying value of the note. The discount is being amortized to interest expense over the remaining life of the note. The balance of the note at March 31, 2001 amounted to $172,103.

Also in December 2000, the Company issued a $10,800 non-interest bearing promissory note with beneficial conversion features. The note is due in December 2001, payable in cash or 3,000 shares of common stock at the holder's option. The 3,000 shares were worth $4,950 more than the face value of the note based on the per-share value at the date of the note. This amount has been recorded as an addition to paid-in capital and as an original issue discount reducing the carrying value of the note. The discount is being amortized to interest expense over the remaining life of the note. The balance of the note at March 31, 2001 amounted to $7,302.

In March 2001, SPEEDCOM borrowed $1,500,000 in senior secured debt from shareholders. The loan is due February 2005 and carries an interest rate of 8%. There were 150,000 warrants with a strike price of $6.00 issued in conjunction with the loan. This loan was repaid in April 2001.

During January 2000, the Company issued a 10% convertible subordinated promissory note for $40,000, due for payment in January 2003. The note was convertible into 10,000 shares of common stock at any time during its term. The note was subordinate to all other debt instruments. The $40,000 note and accrued interest was converted in January 2001.

7.  Notes and Capital Leases Payable

A summary of notes and capital leases payable at March 31, 2001 and December 31, 2000 is as follows:

                                                                         2001             2000
                                                                  ------------------------------------
                                                                       (unaudited)
10.5% bank note payable in monthly installments through June            $ 42,446          $ 46,631
    2003, secured by equipment and inventories
8%-10.6% automobile loans payable in monthly installments through         26,233            29,460
    January 2003, secured by equipment
Capital lease obligations                                                 29,175            34,104
12% promissory note payable in monthly installments                      122,205                --
    through June 2001
12% promissory note payable in monthly installments through July         148,167                --
    2001
5% promissory note payable in monthly installments through August        161,058                --
    2001
                                                                  ------------------------------------
                                                                         529,284           110,195
Less current portion                                                    (483,092)          (52,901)
                                                                  ------------------------------------
                                                                        $ 46,192         $  57,294
                                                                  ====================================

The 12% promissory note payable in monthly installments through July 2001 was repaid in April 2001.

8.  Shareholder's Equity

In January 2001, SPEEDCOM acquired worldwide exclusive rights for six years to PacketHop(TM), a revolutionary wireless routing software developed by SRI International (SRI). PacketHop(TM) overcomes the traditional need for a direct line of sight between a base station and an end user's location. Under the terms of the agreement, SPEEDCOM obtains worldwide exclusive rights for six years (and perpetually on a non-exclusive basis thereafter) to SRI's PacketHop(TM) technology in the fixed wireless infrastructure market for the primary frequencies below 6 GHz. SRI International is entitled to receive a total of 325,000 shares of common stock of SPEEDCOM to be issued in four traunches. The first traunch was granted in January for 100,000 shares at $6.50 per share. The shares were issued in April and as of March 31, 2001, these shares were included in the Software license and Common stock to be issued line items on the balance sheet. The remaining three traunches are based on certain performance criteria and have not been recorded. SPEEDCOM also has paid $210,000 in cash, included in the Software license line item on the balance sheet, which is being amortized over the six years of the agreement. For the three months ended March 31, 2001, $32,500 has been amortized of the Software license.

9. Subsequent Event

In April 2001, SPEEDCOM borrowed $3,000,000 from a Connecticut based hedge fund. The loan is due in April 2002 and bears interest at 9% for the first 90 days and 12% thereafter. As part of the transaction, SPEEDCOM issued warrants to acquire 333,333 shares of SPEEDCOM common stock at $5.00 per share. Additional warrants are issuable contingent upon the date on which the loan is repaid. All outstanding warrants contain a put feature which allows the holder to receive cash and property equal to the net value of the warrant upon the occurrence of a Triggering Event as defined in the agreement, which is generally a sale, merger or reorganization of the company. The holder of the loan has certain rights of first refusal on subsequent financings. Interest is due under the loan in quarterly installments with principal payable in total at the maturity date of the loan. The Company obtained net proceeds of approximately $2,700,000 for this bridge loan which was used to repay certain short-term debt and payables and for general working capital.

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

Overview

SPEEDCOM is a multi-national company based in Sarasota, Florida. The Company employs approximately 115 people. Through its Wave Wireless Networking division, SPEEDCOM manufactures a variety of broadband wireless products, including its Speedlan family of wireless ethernet bridges and routers. Internet service providers, Telco operators and private organizations in more than 60 countries use SPEEDCOM products to provide "last-mile" wireless connectivity between multiple buildings at speeds up to 155 Mbps and distances up to 25 miles.

Results of Operations

The following table sets forth the percentage of net revenues represented by certain items in the Company's Statements of Operations for the periods indicated.

                                                Three Months Ended March 31,

                                     ---------------------------------------
                                              2001                   2000
                                     ---------------------------------------

Net revenues                                   100%                  100%

Operating costs and expenses:
   Cost of goods and services                   55%                   46%
   Salaries and related                         33%                   37%
   General and administrative                   21%                   19%
   Selling expenses                             13%                    7%
   Provision for bad debt                        0%                    0%
   Depreciation and amortization                 3%                    1%

                                     ---------------------------------------
                                               125%                  110%
                                     ---------------------------------------

Loss from operations                           (25)%                 (10)%

Other income (expense):
   Interest expense, net                        (4)%                   0%
   Other income, net                             0%                    0%
                                     ---------------------------------------
                                                (4)%                  (0)%
                                     ---------------------------------------
Net loss                                       (29)%                 (10)%
                                     =======================================

Three Months Ended March 31, 2001 and March 31, 2000

Net revenues increased 118% from approximately $1,847,000 in the three months ended March 31, 2000 to approximately $4,017,000 in the three months ended March 31, 2001. This increase was due to SPEEDCOM executing its business plan of expanding the business in a growing market for broadband wireless in 2001. Cost of goods and services increased 165% from approximately $844,000 for the three months ended March 31, 2000 to approximately $2,234,000 for the three months ended March 31, 2001, due primarily to increases in the Company's revenues and a larger contribution of sales from the Install Guys division.

Salaries and related, general and administrative and selling expenses increased by 130% from approximately $1,167,000 for the three months ended March 31, 2000 to approximately $2,685,000 for the three months ended March 31, 2001. This increase was primarily due to an increase in employee headcount, spending on investor relations, increased spending on marketing and promotion, such as attendance at industry trade shows and engineering related to the Packethop(TM) product. Additionally, SPEEDCOM incurred higher professional fees for legal and accounting services due to the fact that the Company was a public entity in the first quarter of 2001 and a private entity in the first quarter of 2000.

Net interest expense increased by approximately 10792%, from approximately $1,000 for the three months ended March 31, 2000 to approximately $161,000 for the three months ended March 31, 2001. This increase was due to the addition of notes payable and loans from stockholders during the fourth quarter of 2000 and the first quarter of 2001.

Net loss increased 556% from approximately $178,000, or $.02 per share, in the three months ended March 31, 2000 to approximately $1,170,000, or $.13 per share, in the three months ended March 31, 2001, as a result of the foregoing factors.

Taxes

At March 31, 2001, SPEEDCOM had net operating loss carryforwards (NOLs) for federal income tax purposes of approximately $4,400,000. The NOLs expire at various dates through the year 2020.

Liquidity and Capital Resources

During the three months ended March 31, 2001, SPEEDCOM used approximately $1,562,000 of cash for its operating activities. This was primarily due to increases in accounts receivable (due to increases in sales) and the net loss for the period. SPEEDCOM purchased approximately $194,000 of fixed assets during the three months ending March 31, 2001 as compared to approximately $167,000 during the same period in 2000, a 17% increase. To fund this growth in assets and sales, SPEEDCOM raised approximately $1,722,000 through the issuance of promissory notes and loans from stockholders.

In April 2001, SPEEDCOM entered into a one-year $3,000,000 bridge loan. As part of the transaction, SPEEDCOM issued warrants to acquire 333,333 shares of SPEEDCOM common stock at $5.00 per share. The proceeds of the bridge note will be used to repay certain short-term debt and payables and for general working capital.

During the three months ended March 31, 2000 SPEEDCOM used approximately $923,000 for its operating activities. This was primarily due to increases in accounts receivable and inventory and its net loss for the period. SPEEDCOM's cash flow used for financing activities increased due to the receipt of approximately $2,004,000 from the sale of its common stock during the first three months of 2000.

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

The Company has development risks.

The Company is developing a series of next generation products, which incorporates the Packethop(TM) licensed technology from SRI. Delays in developing these products could have a material adverse effect on the future competitiveness of the Company.

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

The market for the Company's products is very competitive, and it is expected that competition will increase in the future, both with respect to current products and future products, which SPEEDCOM may develop. Within the wireless industry, business is intensely competitive and is characterized by rapid technological change, frequent introduction of new products and evolving industry standards. Increased competition could adversely affect the Company's revenues and profitability through pricing pressure, loss of market share and other factors. Management believes that the principal competitive factors in the fixed wireless broadband market include:

     o expertise and familiarity with 2.4 GHz spread spectrum technology, wireless data communication protocols and broadband technology;
     o    product performance, features, functionality and reliability;
     o    price/performance characteristics;
     o    timeliness of new product introductions;
     o    adoption of emerging industry standards;
     o    customer service and support;
     o    size and scope of distribution network; and
     o    brand name.

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

Many of the key hardware and software components necessary for the assembly of the Company's products are only available from a single supplier or from a limited number of suppliers. The Company has experienced delays and shortages in the supply of components in the past and could experience delays and shortages in the future. The Company generally does not maintain a significant inventory of components and does not have long-term supply contracts with its suppliers. The Company's reliance on sole or limited source suppliers involves several risks, including:

     o suppliers could increase component prices significantly, without notice and with immediate effect;
     o suppliers could discontinue the manufacture or supply of components or delay delivery of components used in products for reasons such as inventory shortages, new product offerings, increased cost of materials, destruction of manufacturing facilities, labor disputes and bankruptcy; and
     o in order to compensate for potential component shortages or discontinuance, the Company may in the future hold more inventory than is immediately required, resulting in increased inventory costs. If the Company's suppliers are unable to deliver or ration components to it, the Company could experience interruptions and delays in manufacturing and sales, which could result in cancellation of orders for products or the need to modify products.

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

The Company has significantly expanded its operations in recent years, and anticipates that further expansion will be required to address potential growth in the customer base and market opportunities. This expansion has placed, and future expansion is expected to place, a significant strain on the Company's management, technical, operational, administrative and financial resources. The Company has recently hired new employees, including a number of key managerial and operations personnel, who have not yet been fully integrated into its operations. The current and planned expansion of personnel, systems, procedures and controls may be inadequate to support future operations. The Company may be unable to attract, retain, motivate and manage required personnel, including finance, administrative and operations staff, or to successfully identify, manage and exploit existing and potential market opportunities because of inadequate staffing. The Company may also be unable to manage further growth in its multiple relationships with Original Equipment Manufacturers (OEMs), distributors and other third parties. If SPEEDCOM is unable to manage growth effectively, its business, financial condition and results of operations could be adversely affected.

The Company may face risks associated with international operations and sales.

The Company anticipates that revenues from customers outside North America will continue to account for a significant portion of its total revenues for the foreseeable future. Expansion of international operations has required, and will continue to require, significant management attention and resources. In addition, the Company remains heavily dependent on distributors to market, sell and support its products internationally. International operations are subject to additional risks, including the following:

     o    difficulties of staffing and managing foreign operations;
     o longer customer payment cycles and greater difficulties in collecting accounts receivable;
     o unexpected changes in regulatory requirements, exchange rates, trading policies, tariffs and other barriers;
     o uncertainties of laws and enforcement relating to the protection of intellectual property;
     o    language barriers;
     o limits on the ability to sue and enforce a judgment for accounts receivable;
     o    potential adverse tax consequences; and
     o    political and economic instability.

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

PART II.   OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

This item is inapplicable, as there were not any matters submitted to a vote of the Company's security holders during the first quarter of 2001.

Item 6.   Exhibits and Reports on Form 8-K

 (a)      Exhibits

               The exhibits in the accompanying Index to Exhibits are filed as part of this Quarterly Report on Form 10-QSB.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPEEDCOM Wireless Corporation

/s/ Michael W. McKinney             Chairman, Chief Executive       May 14, 2001
---------------------------         Officer and Director
Michael W. McKinney

/s/ Jay O. Wright                   Chief Financial Officer         May 14, 2001
---------------------------         and Director
Jay O. Wright

Index To Exhibits

Exhibit
Number       Description
------       -----------

2.1(1)       Asset Purchase Agreement between Packaging Atlanta Corporation and
             Laminating Technologies Inc. dated April 26, 1999
2.2          Agreement and Plan of Merger by and between SPEEDCOM Wireless
             International Corporation and LTI Holdings, Inc., dated as of
             August 4, 2000 (included as Appendix A to the proxy
             statement/prospectus filed as part of Form S-4 Registration
             Statement (File No. 333-43098) and incorporated herein by
             reference)
3.1          Amended and Restated Certificate of Incorporation (included as
             Appendix B to the proxy statement/prospectus filed as part of Form
             S-4 Registration Statement (File No. 333-43098) and incorporated herein by reference)
3.2(4)       Amended and Restated Bylaws
3.3          Amended and Restated Bylaws of SPEEDCOM Wireless Corporation
4.1(2)       Form of Bridge Note
4.2(2)       Form of Warrant Agreement
4.3(2)       Form of Underwriter's Unit Purchase Option
4.4          Purchase Agreement, dated April 13, 2001, by and among SPEEDCOM
             Wireless Corporation and the Purchasers, as defined therein
4.5          Registration Rights Agreement, dated April 13, 2001, by and among
             SPEEDCOM Wireless Corporation and the Purchasers, as defined
4.6          Form of Warrant of SPEEDCOM Wireless Corporation, dated April 13,
             2001
10.1(3)      Registration Rights Agreement between the registrant and Michael E.
             Noonan
10.2(2)*     Amended and Restated 1996 Stock Option Plan
10.3(2)*     Form of Indemnification Agreement
10.4(4)*     Executive Employment Agreement between SPEEDCOM Wireless
             International Corporation and Jay O. Wright
10.5(4)*     Executive Employment Agreement between SPEEDCOM Wireless
             International Corporation and Bruce Sanguinetti
10.6(4)*     Executive Employment Agreement between SPEEDCOM Wireless
             International Corporation and Michael McKinney
10.7(4)*     Non-Qualified Stock Option Agreement
10.8(4)*     Non-Qualified Stock Option Plan
16.1(5)      Letter on change of certifying accountant
23.1(5)      Consent of Independent Certified Public Accountants

------------
(1) Incorporated by reference to the registrant's Definitive Proxy Statement dated May 27, 1999.
(2) Incorporated by reference to the registrant's Registration Statement on Form SB-2 (File No. 333-6711) filed with the SEC on June 24, 1996.
(3) Incorporated by reference to Amendment No. 1 to the registrant's Registration Statement on Form SB-2 (File No. 333-6711) filed with the SEC on July 31, 1996.
(4)          Incorporated by reference to the Form 8-K filed October 11, 2000.
(5)          Incorporated by reference to the Form 10-KSB filed April 17, 2001.

* Management contract or compensatory plan.