Form 10QSB
period 2001-06-30
SPEEDCOM WIRELESS CORP
filed 2001-08-14
CIK 1014343

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDING JUNE 30, 2001
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM __________ TO ____________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the last practicable date: July 27, 2001 - 9,648,113 common shares, $.001 par value.

Transitional small business disclosure format (check one):  Yes [ ] No [x]

                         SPEEDCOM WIRELESS CORPORATION

                FORM 10-QSB FOR THE PERIOD ENDED JUNE 30, 2001

                                     INDEX

PART I.   FINANCIAL INFORMATION
Item 1.     Financial Statements

            Balance Sheets as of June 30, 2001 and December 31, 2000                  3
            Statements of Operations for the three and six months ended
                 June 30, 2001 and 2000                                               4
            Statements of Cash Flows for the six months ended
                 June 30, 2001 and 2000                                               5
            Notes to Financial Statements                                             7

Item 2.     Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                            13

PART II.  OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders                       22

Item 6.     Exhibits and Reports on Form 8-K                                          23


Signatures                                                                            23

Exhibit Index                                                                         24

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                         SPEEDCOM WIRELESS CORPORATION
                                BALANCE SHEETS

                                                                                   June 30,         December 31,
                                                                                     2001               2000
                                                                              -----------------------------------
                                                                              -----------------------------------
Assets                                                                            (unaudited)
Current assets:
   Cash                                                                       $         89,256    $       227,066
   Accounts receivable, net of allowances of $456,411 and $296,330 in 2001
     and 2000, respectively                                                          2,403,788          1,788,206
   Leases receivable                                                                   722,166             43,389
   Inventories, net                                                                  1,323,078          2,388,283
   Prepaid expenses and other current assets                                           688,685            732,753
   Net assets held for sale                                                             38,966                 --
                                                                              -----------------------------------
Total current assets                                                                 5,265,939          5,179,697

Accounts receivable                                                                         --            586,578
Property and equipment, net                                                          1,124,173            956,133
Leases receivable                                                                      869,602             36,157
Other assets, net                                                                      168,080            158,405
Investments                                                                             89,370             76,994
Intellectual property                                                                1,239,988                 --
                                                                              -----------------------------------
Total assets                                                                  $      8,757,152    $     6,993,964
                                                                              ===================================
Liabilities, redeemable preferred stock and stockholders' equity
Current liabilities:
   Accounts payable                                                           $      1,574,844    $     2,673,570
   Accrued expenses                                                                    942,663            700,815
   Current portion of loans from stockholders                                        2,592,564            336,780
   Current portion of deferred revenue                                                  89,580             90,047
   Current portion of notes and capital leases payable                                 119,604             52,901
                                                                              -----------------------------------
Total current liabilities                                                            5,319,255          3,854,113

Loans from stockholders, net of current portion                                             --            203,733
Deferred revenue, net of current portion                                                27,492             50,141
Notes and capital leases payable, net of current portion                                30,992             57,294
Common stock to be issued                                                               96,000                 --
                                                                              -----------------------------------
Total liabilities                                                                    5,473,739          4,165,281

Redeemable preferred stock, 10,000,000 shares authorized, 955,146 and 0                922,231                 --
   shares issued and outstanding in 2001 and 2000, respectively

Stockholders' equity:
   Common stock, $.001 par value, 30,000,000 shares authorized,
    9,533,113 and 9,289,529 shares issued and outstanding in 2001 and
    2000, respectively                                                                   9,533              9,289
   Additional paid-in capital                                                       11,539,384          7,889,817
   Accumulated deficit                                                              (9,187,735)        (4,995,423)
   Notes receivable - related party                                                         --            (75,000)
                                                                              -----------------------------------
Total stockholders' equity                                                           2,361,182          2,828,683
                                                                              -----------------------------------
Total liabilities, redeemable preferred stock and stockholders' equity        $      8,757,152    $     6,993,964
                                                                              ===================================
See accompanying notes.

                         SPEEDCOM WIRELESS CORPORATION
                           STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                        Three months ended June 30,      Six months ended June 30,
                                                            2001            2000            2001            2000
                                                        ----------------------------    ----------------------------
Net revenues                                            $  4,035,298    $  2,154,383    $  8,052,573    $  4,000,982

Operating costs and expenses:
   Cost of goods and services                              2,348,202       1,238,973       4,582,693       2,083,178
   Salaries and related                                    1,695,971         888,842       3,011,377       1,571,716
   General and administrative                              1,224,808         248,763       2,075,790         600,543
   Selling expenses                                          431,356         242,375         950,078         375,037
   Provision for bad debt                                    185,400          24,478         187,074          24,478
   Depreciation and amortization                             152,197          15,000         259,397          30,000

                                                        ----------------------------    ----------------------------
                                                           6,037,934       2,658,431      11,066,409       4,684,952
                                                        ----------------------------    ----------------------------

Loss from operations                                      (2,002,636)       (504,048)     (3,013,836)       (683,970)

Other (expense) income:
   Interest expense, net                                    (677,156)         (6,733)       (837,922)         (8,209)
   Other income, net                                           3,406          10,257           5,819          13,479
                                                        ----------------------------    ----------------------------
                                                            (673,750)          3,524        (832,103)          5,270
Net loss before extraordinary items                       (2,676,386)       (500,524)     (3,845,939)       (678,700)

Extraordinary loss from early                               (346,373)             --        (346,373)             --
   extinguishment of debt
                                                        ----------------------------    ----------------------------

Net loss                                                $ (3,022,759)   $   (500,524)   $ (4,192,312)   $   (678,700)
                                                        ============================    ============================

Net loss before extraordinary items
    per common share:
   Basic and diluted                                    $      (0.28)   $       (.06)   $      (0.41)   $      (0.09)
                                                        ============================    ============================

Net loss per common share:
   Basic and diluted                                    $      (0.32)   $       (.06)   $      (0.44)   $      (0.09)
                                                        ============================    ============================

Shares used in computing basic and
   diluted net loss before
   extraordinary items per common
   share and net loss per common share                     9,497,426       7,977,218       9,450,350       7,820,841
                                                        ============================    ============================

See accompanying notes

                         SPEEDCOM WIRELESS CORPORATION
                           STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                   Six Months Ended June 30,
                                                                      2001            2000
                                                                  ----------------------------
Operating activities
Net loss                                                          $ (4,192,312)   $   (678,700)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                     259,397          30,000
     Provision for bad debt                                            187,074          24,478
     Provision for inventory obsolescence                               14,768          11,000
     Common stock issued for services                                  206,450           5,000
     Amortization of original issue discount                           405,856              --
     Extraordinary charge for early extinguishment of debt             283,556              --
     Changes in operating assets and liabilities:
         Restricted cash                                                    --          35,671
         Accounts receivable                                        (1,617,297)       (487,148)
         Leases receivable                                            (179,222)             --
         Inventories                                                 1,016,394        (534,184)
         Prepaid expenses and other current assets                     134,739        (154,140)
         Intellectual property                                        (360,000)             --
         Other assets                                                  (22,051)         (3,229)
         Accounts payable and accrued expenses                        (165,641)        331,870
         Deferred revenue                                              (23,116)        (22,865)
                                                                  ----------------------------
Net cash used in operating activities                               (4,051,405)     (1,442,247)

Investing activities
Purchases of equipment                                                (401,962)       (478,470)
                                                                  ----------------------------
Net cash used in investing activities                                 (401,962)       (478,470)

Financing activities
Net payments from factor                                                    --        (111,731)
Net proceeds from sale of common stock and warrants                      3,731       2,476,350
Proceeds from loans from stockholders                                6,560,000         (45,639)
Proceeds from issuance of notes and capital leases                      12,206          40,000
Payments of loans from stockholders, notes and capital leases       (2,260,380)       (218,291)
Purchase of treasury stock                                                  --        (223,510)
                                                                  ----------------------------
Net cash provided by financing activities                            4,315,557       1,917,179
                                                                  ----------------------------

Net decrease in cash                                                  (137,810)         (3,538)
Cash at beginning of period                                            227,066         108,564
                                                                  ----------------------------
Cash at end of period                                             $     89,256    $    105,026
                                                                  ============================

See accompanying notes.

                         SPEEDCOM WIRELESS CORPORATION
                     STATEMENTS OF CASH FLOWS (CONTINUED)
                                  (unaudited)

                                                                    Six Months Ended June 30,
                                                                       2001             2000
                                                                    --------------------------
Supplemental disclosure of noncash activities

Conversion of accounts receivable to lease receivable               $1,333,000              --
Conversion of accounts payable to notes payable                     $  558,442              --
Conversion of accounts payable to redeemable preferred stock        $   25,000              --
Common stock issued for services                                    $  206,450        $  5,000
Common stock issued for note                                                --        $ 95,000
Common stock issued for intellectual property                       $  972,500              --
Conversion of debt to common stock                                  $   40,000              --
Conversion of debt to redeemable preferred stock                    $1,473,305

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

The accompanying financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. The accompanying financial statements should be read in conjunction with the Company's annual financial statements and notes thereto included in the Company's Form 10-KSB.

In the opinion of management, the financial statements reflect all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for those periods presented. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

3.  Inventories

A summary of inventories at June 30, 2001 and December 31, 2000 is as follows:

                                                 2001              2000
                                             ------------------------------
                                               (unaudited)
       Component parts                       $     768,488     $  1,156,966
       Completed assemblies                        554,590        1,231,317
                                             ------------------------------
                                             $   1,323,078     $  2,388,283
                                             ==============================

4.  Net Assets Held for Sale

A summary of net assets that were held for sale by the Company as of June 30, 2001 is as follows:

                                                                  2001
                                                               -----------
                                                               (unaudited)
       Cash                                                    $    4,749
       Accounts receivable, net of allowances of $5,857            68,218
       Inventories, net                                            34,043
       Prepaid expenses and other current assets                    5,329
       Property and equipment, net                                 62,288
       Accounts payable                                           (26,340)
       Accrued expenses                                           (81,454)
       Notes and capital leases payable                           (27,867)
                                                               -----------
       Net assets held for sale                                $   38,966
                                                               ===========

The net assets listed above represent the property of the InstallGuys division of SPEEDCOM. SPEEDCOM does not expect to incur a loss on the sale of these assets.

5.  Property and Equipment

A summary of property and equipment at June 30, 2001 and December 31, 2000 is as follows:

                                                          2001        2000
                                                      ------------------------
                                                      (unaudited)
     Computer and office equipment                    $ 1,106,120  $   822,006
     Automobiles                                           26,063       51,737
     Leasehold improvements                                98,665       86,207
     Furniture and fixtures                               138,617      135,415
     Store and warehouse                                   82,568      101,719
     Construction in progress                              82,337       49,244
                                                      ------------------------
                                                        1,534,370    1,246,328
     Less accumulated depreciation and amortization      (410,197)    (290,195)
                                                      -------------------------
                                                      -------------------------
                                                      $ 1,124,173  $   956,133
                                                      =========================

Property and equipment included computer and office equipment of $67,797 at June 30, 2001 and December 31, 2000 acquired under capital lease arrangements. Depreciation expense amounted to $166,885 and $30,000 for the six months ended June 30, 2001 and 2000, respectively. Depreciation expense amounted to $92,185 and $15,000 for the three months ended June 30, 2001 and 2000, respectively. Amortization of assets under capital lease arrangements is included in depreciation expense.

6.  Accrued Expenses

A summary of accrued expenses at June 30, 2001 and December 31, 2000 is as follows:

                                                          2001         2000
                                                      ------------------------
                                                        (unaudited)
     Accrued payroll                                  $   343,430  $  287,252
     Accrued commissions                                  115,321     109,052
     Other                                                483,912     304,511
                                                      -----------------------
                                                      $   942,663  $  700,815
                                                      =======================

7.  Loans from Stockholders

SPEEDCOM issued a $250,000 promissory note to the Company's President in December 2000. The note bears an interest rate of the greater of 12% or DLJ's standard margin rate plus 1.5%. The note is payable in December 2001 or at the closing of an equity offering by the Company of at least $5,000,000, whichever is earlier. The Company concurrently granted a total of 25,000 warrants with a $3.60 strike price in connection with this note. The proportionate fair value of the warrants amounted to $62,500 and has been recorded as an addition to paid-in capital and as an original issue discount reducing the carrying value of the note. The discount is being amortized to interest expense over the remaining life of the note. The balance of the note at June 30, 2001 amounted to $222,774.

The Company issued a $252,000 non-interest bearing promissory note in December 2000, with beneficial conversion features. The note is due in December 2001, payable in cash or 70,000 shares of common stock, at the holder's option. The 70,000 shares were worth $115,500 more than the face value of the note based on the per-share value at the date of the note. This amount has been recorded as an addition to paid-in capital and as an original issue discount reducing the carrying value of the note. The discount is being amortized to interest expense over the remaining life of the note. The balance of the note at June 30, 2001 amounted to $197,571.

In December 2000, the Company issued a $200,000 non-interest bearing promissory note, with beneficial conversion features. The note was due in January 2002, payable in cash or 50,000 shares of common stock, at the holder's option. The 50,000 shares were worth $37,500 more than the face value of the note based on the per-share value at the date of the note. This amount has been recorded as an addition to paid-in capital and as an original issue discount reducing the carrying value of the note. The discount was being amortized to interest expense over the life of the note. On June 29, 2001, this loan, along with a $25,000 trade payable, was converted to 100,000 shares of preferred stock at $2.25 per share, 75,000 Series A Warrants and 100,000 Series B Warrants. The Series A Warrants were valued at $90,000 based on the proportionate fair value of the warrants at the date of the conversion. The Series B Warrants vest contingent upon certain performance factors. The unamortized portion of the original issue discount on the promissory note is recorded to interest expense.

Also in December 2000, the Company issued a $10,800 non-interest bearing promissory note with beneficial conversion features. The note is due in December 2001, payable in cash or 3,000 shares of common stock, at the holder's option. The 3,000 shares were worth $4,950 more than the face value of the note based on the per-share value at the date of the note. This amount has been recorded as an addition to paid-in capital and as an original issue discount reducing the carrying value of the note. The discount is being amortized to interest expense over the remaining life of the note. The balance of the note at June 30, 2001 amounted to $8,469.

During January 2000, the Company issued a 10% convertible subordinated promissory note for $40,000, due for payment in January 2003. The note was convertible into 10,000 shares of common stock at any time during its term. The note was subordinate to all other debt instruments. The $40,000 note and accrued interest was converted in January 2001.

In April 2001, SPEEDCOM borrowed $3,000,000 from an institutional investor. The loan is due in April 2002 and bears interest at 9% for the first 90 days and 12% thereafter. As part of the transaction, SPEEDCOM issued warrants to acquire 333,333 shares of SPEEDCOM common stock at $5.00 per share. The 333,333 warrants were worth $930,000 more than the face value of the note based on the per-share value at the date of the note. This amount has been recorded as an addition to paid-in capital and as an original issue discount reducing the carrying value of the note. The discount is being amortized to interest expense over the remaining life of the note. Additional warrants are issuable contingent upon the date on which the loan is repaid. All outstanding warrants contain a put feature which allows the holder to receive cash and property equal to the net value of the warrant upon the occurrence of a Triggering Event as defined in the agreement, which is generally a sale, merger or reorganization of the company. The holder of the loan has certain rights of first refusal on subsequent financings. Interest is due under the loan in quarterly installments with principal payable in total at the maturity date of the loan. On June 29, 2001, $1,000,000 of this loan was converted to 497,812 shares of preferred stock at $2.25 per share, 373,359 Series A Warrants and 497,812 Series B Warrants. The Series A Warrants were valued at $448,030 based on the proportionate fair value of the warrants at the date of the conversion. The Series B Warrants vest contingent upon certain performance factors. The balance of the remaining note at June 30, 2001 amounted to $1,505,722.

SPEEDCOM issued a $40,000 promissory note to the Company's Vice President of Sales in May 2001. The note bears an interest rate of 9%. The note is payable in August 2001.

In June 2001, SPEEDCOM issued a $250,000 promissory note to the Company's President. The note bears an interest rate of 10% and is payable in April 2002. The Company concurrently granted a total of 73,333 warrants with a $3.25 strike price in connection with this note. The proportionate fair value of the warrants amounted to $92,500 and has been recorded as an addition to paid-in capital and as an original issue discount reducing the carrying value of the note. On June 29, 2001, this loan was converted to 111,667 shares of preferred stock at $2.25 per share, 83,751 Series A Warrants and 111,667 Series B Warrants. The Series A Warrants were valued at $100,500 based on the proportionate fair value of the warrants at the date of the conversion. The Series B Warrants vest contingent upon certain performance factors. The unamortized portion of the original issue discount on the promissory note is recorded as an extraordinary loss from the early extinguishment of debt.

In June 2001, SPEEDCOM borrowed $1,500,000 from three institutional investors. The loan bears an interest rate of 10% and is payable in April 2002. The Company concurrently granted a total of 440,000 warrants with a $3.25 strike price in connection with this loan. The proportionate fair value of the warrants amounted to $555,000 and has been recorded as an addition to paid-in capital and as an original issue discount reducing the carrying value of the loan. On June 29, 2001, $550,000 of this loan was converted to 245,667 shares of preferred stock at $2.25 per share, 184,251 Series A Warrants and 245,667 Series B Warrants. The Series A Warrants were valued at $221,100 based on the proportionate fair value of the warrants at the date of the conversion. The Series B Warrants vest contingent upon certain performance factors. The balance of the remaining note at June 30, 2001 amounted to $618,028. The unamortized portion of the original issue discount related to the converted portion of this loan is recorded as an extraordinary loss from the early extinguishment of debt.

8.  Notes and Capital Leases Payable

A summary of notes and capital leases payable at June 30, 2001 and December 31, 2000 is as follows:

                                                                                         2001             2000
                                                                                      ---------------------------
                                                                                      (unaudited)
       10.5% bank note payable in monthly installments through                         $ 39,937          $ 46,631
           June 2003, secured by equipment and inventories
       8%-16.8% automobile loans payable in monthly                                       7,269            29,460
           installments through January 2003, secured by equipment
       Capital lease obligations                                                         23,390            34,104
       5% trade note payable in monthly installments through                             80,000                --
           August 2001
                                                                                      ---------------------------
                                                                                        150,596           110,195
       Less current portion                                                            (119,604)          (52,901)
                                                                                      ---------------------------
                                                                                      $  30,992         $  57,294
                                                                                      ===========================

9.  Redeemable Preferred Stock

On June 29, 2001, SPEEDCOM converted $2,025,000 of loans and trade payables to 955,146 shares of preferred stock at $2.25 per share. This preferred stock is only redeemable upon the occurrence of a Triggering Event as defined in the agreement, which is generally a sale, merger or reorganization of the Company, failure of the Company to maintain an effective Registration Statement related to the redeemable preferred stock or failure to have the Company's common stock listed on certain exchanges.

10. Shareholder's Equity

In January 2001, SPEEDCOM acquired worldwide rights to PacketHop(TM), a revolutionary wireless routing software developed by SRI International (SRI). PacketHop(TM) overcomes the traditional need for a direct line of sight between a base station and an end user's location. Under the terms of the agreement, SPEEDCOM obtains worldwide rights to SRI's PacketHop(TM) technology in the fixed wireless infrastructure market for the primary frequencies below 6 GHz. SRI International is entitled to receive a total of 325,000 shares of common stock of SPEEDCOM to be issued in four traunches. The first traunch was granted in January for 100,000 shares at $6.50 per share. The second traunch was granted in April for 75,000 shares at $4.30 per share. As of June 30, 2001, the value of these shares at the date of grant were included in Intellectual Property in the balance sheet. The third traunch was granted in July for 75,000 shares at $2.36 per share. The remaining traunch is based on certain performance criteria and has not been recorded. SPEEDCOM also has paid $360,000 in cash, included in Intellectual Property in the balance sheet, which is being amortized over six years (the term of the agreement barring default). For the three and six months ended June 30, 2001, $60,012 and $92,512 has been amortized of the Intellectual Property, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The discussion in this document contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended that involve risks and uncertainties, such as statements concerning growth and future operating results; developments in markets and strategic focus; new products and services and product technologies and future economic, business and regulatory conditions. Such forward-looking statements are generally accompanied by the words such as "plan", "estimate", "expect", "believe", "should", "would", "could", "anticipate", "may" and other words that convey uncertainty of future events or outcomes. These forward-looking statements and other statements made elsewhere in this report are made in reliance on the Private Securities Litigation Reform Act of 1995. The section below entitled "Certain Factors That May Affect Future Results, Financial Condition and Market Price of Securities" sets forth factors that could cause actual results to differ materially from these statements.

Overview

SPEEDCOM is a multi-national company based in Sarasota, Florida. The Company employs approximately 105 people. Through its Wave Wireless Networking division, SPEEDCOM manufactures a variety of broadband wireless products, including its SPEEDLAN family of wireless Ethernet bridges and routers. Internet service providers, Telco operators and private organizations in more than 60 countries use SPEEDCOM products to provide "last-mile" wireless connectivity between multiple buildings at speeds up to 155 Mbps and distances up to 25 miles.

Results of Operations

The following table sets forth the percentage of net revenues represented by certain items in the Company's Statements of Operations for the periods indicated.

                                               Three Months Ended June 30,          Six Months Ended June 30,
                                                  2001            2000                 2001           2000
                                         ----------------------------------------------------------------------
Net revenues                                        100%          100%                  100%           100%

Operating costs and expenses:
   Cost of goods and services                        58%           57%                   57%            52%
   Salaries and related                              42%           41%                   38%            39%
   General and administrative                        30%           12%                   26%            15%
   Selling expenses                                  11%           11%                   12%             9%
   Provision for bad debt                             4%            1%                    2%             1%
   Depreciation and amortization                      4%            1%                    3%             1%

                                         ----------------------------------------------------------------------
                                                    149%          123%                  138%           117%
                                         ----------------------------------------------------------------------

Loss from operations                                (49)%         (23)%                 (38)%          (17)%

Other (expense) income:
   Interest expense, net                            (17)%           0%                  (10)%            0%
   Other income, net                                  0%            0%                    0%             0%
                                         ----------------------------------------------------------------------
                                                    (17)%           0%                  (10)%            0%
Net loss before                                     (66)%         (23)%                 (48)%          (17)%
extraordinary
   items

Extraordinary loss from early                        (9)%          --                    (4)%           --
   extinguishment of debt
                                         ----------------------------------------------------------------------
Net loss                                            (75)%         (23)%                 (52)%          (17)%
                                         ======================================================================

Six Months Ended June 30, 2001 and June 30, 2000

Net revenues increased 101% from approximately $4,001,000 in the six months ended June 30, 2000 to approximately $8,053,000 in the six months ended June 30, 2001. This increase was due to SPEEDCOM executing its business plan of expanding the business in a growing market for broadband wireless in 2001. Cost of goods and services increased 120% from approximately $2,083,000 for the six months ended June 30, 2000 to approximately $4,583,000 for the six months ended June 30, 2001, due primarily to increases in the Company's revenues and certain purchasing inefficiencies due to lower cash balances associated with delays in completing financings for the Company.

Salaries and related, general and administrative and selling expenses increased by 137% from approximately $2,547,000 for the six months ended June 30, 2000 to approximately $6,037,000 for the six months ended June 30, 2001. This increase was primarily due to an increase in employee headcount, spending on investor relations, increased spending on marketing and promotion, such as attendance at industry trade shows, severance and other one-time expenses, as described below, and engineering related to the PacketHop(TM) product. Additionally, SPEEDCOM incurred substantially higher professional fees for legal and accounting services due to the fact that the Company was a public entity in the first and second quarters of 2001 and a private entity in the first and second quarter of 2000 and because of the debt financings completed by the Company in the first half of 2001. As discussed above, SPEEDCOM incurred one-time charges in the first half of 2001 related to severance of approximately $20,000, one-time charges related to the termination of an investor relations contract of approximately $214,000 and one-time investment banking charges of approximately $306,000. Excluding such charges, total salaries and related, general and administrative and selling expenses would have been approximately $5,497,000 for the six months ended June 30, 2001.

Net interest expense increased from approximately $8,000 for the six months ended June 30, 2000 to approximately $838,000 for the six months ended June 30, 2001. This increase was due to the addition of notes payable and loans from stockholders during the fourth quarter of 2000 and the first and second quarters of 2001.

Net loss increased 518% from approximately $679,000, or $.09 per share, in the six months ended June 30, 2000 to approximately $4,192,000, or $.44 per share, in the six months ended June 30, 2001, as a result of the foregoing factors.

Three Months Ended June 30, 2001 and June 30, 2000

Net revenues increased 87% from approximately $2,154,000 in the three months ended June 30, 2000 to approximately $4,035,000 in the three months ended June 30, 2001. This increase was due to SPEEDCOM executing its business plan of expanding the business in a growing market for broadband wireless in 2001. Cost of goods and services increased 90% from approximately $1,239,000 for the three months ended June 30, 2000 to approximately $2,348,000 for the three months ended June 30, 2001, due primarily to increases in the Company's revenues and certain purchasing inefficiencies due to lower cash balances associated with delays in completing financings for the Company.

Salaries and related, general and administrative and selling expenses increased by 143% from approximately $1,380,000 for the three months ended June 30, 2000 to approximately $3,352,000 for the three months ended June 30, 2001. This increase was primarily due to an increase in employee headcount, spending on investor relations, increased spending on marketing and promotion, such as attendance at industry trade shows, severance and other one-time expenses, as described below, and engineering related to the PacketHop(TM) product. Additionally, SPEEDCOM incurred substantially higher professional fees for legal and accounting services due to the fact that the Company was a public entity in the second quarters of 2001 and a private entity in the second quarter of 2000 and because of the debt financings completed by the

Company in the second quarter of 2001. As discussed above, SPEEDCOM incurred one-time charges in the second quarter of 2001 related to severance of approximately $20,000, one-time charges related to the termination of an investor relations contract of approximately $214,000 and one-time investment banking charges of approximately $156,000. Excluding such charges, total salaries and related, general and administrative and selling expenses would have been approximately $2,962,000 for the three months ended June 30, 2001.

Net interest expense increased from approximately $7,000 for the three months ended June 30, 2000 to approximately $677,000 for the three months ended June 30, 2001. This increase was due to the addition of notes payable and loans from stockholders during the fourth quarter of 2000 and the first and second quarters of 2001.

Net loss increased 504% from approximately $501,000, or $.06 per share, in the three months ended June 30, 2000 to approximately $3,023,000, or $.32 per share, in the three months ended June 30, 2001, as a result of the foregoing factors.

Taxes

At June 30, 2001, SPEEDCOM had net operating loss carryforwards (NOLs) for federal income tax purposes of approximately $4,400,000. The NOLs expire at various dates through the year 2020.

Liquidity and Capital Resources

During the six months ended June 30, 2001, SPEEDCOM used approximately $4,051,000 of cash for its operating activities. This was primarily due to increases in accounts receivable (due to increases in sales) and the net loss for the period. SPEEDCOM purchased approximately $402,000 of fixed assets during the six months ending June 30, 2001 as compared to approximately $478,000 during the same period in 2000. To fund this growth in assets and sales, SPEEDCOM raised approximately $4,316,000 through the issuance of promissory notes and loans from stockholders.

During the six months ended June 30, 2000 SPEEDCOM used approximately $1,442,000 for its operating activities. This was primarily due to increases in accounts receivable and inventory and its net loss for the period. SPEEDCOM's cash flow used for financing activities increased due to the receipt of approximately $2,476,000 from the sale of its common stock during the first six months of 2000.

The Company believes that current resources are sufficient to maintain its business for 2001. However, the Company will seek additional capital to continue growing its business and to take advantage of opportunities that may arise. This additional capital could come from the sale of common or preferred stock, the exercise of outstanding warrants, or from borrowings. Any material acquisitions of complementary businesses, products or technologies could also require additional equity or debt financing. There can be no assurance that such financing will be available on acceptable terms, if at all.

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

The Company has incurred significant losses since its inception, and expects to continue to incur net losses through at least the third quarter of 2001. The Company intends to increase its operating expenses, however revenues may not grow or even continue at their current level. If revenues do not rapidly increase or if expenses increase at a greater pace than revenues, the Company will never become profitable.

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

The Company has a concentrated ownership structure.

A majority of SPEEDCOM's common stock is currently controlled by Michael W. McKinney and Barbara McKinney (the McKinneys). Therefore, certain corporate actions, which the Board of Directors may deem advisable for the shareholders of SPEEDCOM as a whole, may not be approved by the common shareholders if submitted to a vote, unless the McKinneys approve the potential transaction.

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

PART II.   OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The following proposals are described in the Notice and Proxy Statement filed by SPEEDCOM with the SEC on April 25, 2001:

 .  Proposal 1:  Election of two Directors to the Board

 . Proposal 2: Approve the appointment of Ernst & Young LLP as SPEEDCOM's independent certified public accountants

 .  Proposal 3:  To approve the SPEEDCOM Wireless Corporation 2000 Equity
   Incentive Plan


 -------------- -------------------- --------------------- --------------------

                        For                Against              Abstained
 -------------- -------------------- --------------------- --------------------
 Proposal 1          6,333,474                  --                50,488
 -------------- -------------------- --------------------- --------------------
 Proposal 2          6,332,314               1,000                50,648
 -------------- -------------------- --------------------- --------------------
 Proposal 3          6,371,133              12,499                   330
 -------------- -------------------- --------------------- --------------------

Item 6.   Exhibits and Reports on Form 8-K

   (a)      Exhibits

              The exhibits in the accompanying Exhibit Index are filed as part of this Quarterly Report on Form 10-QSB.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPEEDCOM Wireless Corporation

/s/ Michael W. McKinney             Chairman, Chief Executive    August 14, 2001
---------------------------         Officer and Director
Michael W. McKinney

/s/ Jay O. Wright                   Chief Financial Officer      August 14, 2001
---------------------------         and Director
Jay O. Wright

Exhibit Index

Number          Description
2.1(1)            Asset Purchase Agreement between Packaging Atlanta Corporation and Laminating Technologies Inc.
                  dated April 26, 1999
2.2               Agreement and Plan of Merger by and between SPEEDCOM Wireless International Corporation and LTI Holdings, Inc.,
                  dated as of August 4, 2000 (included as Appendix A to the proxy statement/prospectus filed as part of Form S-4
                  Registration Statement (File No. 333-43098) and incorporated herein by reference)
3.1               Amended and Restated Certificate of Incorporation (included as Appendix B to the proxy statement/prospectus filed as part of Form S-4 Registration Statement (File No. 333-43098) and incorporated herein by reference)
3.2(4)            Amended and Restated Bylaws
3.3(6)            Amended and Restated Bylaws of SPEEDCOM Wireless Corporation
4.1(2)            Form of Bridge Note
4.2(2)            Form of Warrant Agreement
4.3(2)            Form of Underwriter's Unit Purchase Option
4.4(6)            Purchase Agreement, dated April 13, 2001, by and among SPEEDCOM Wireless Corporation and the Purchasers, as defined therein
4.5(6)            Registration Rights Agreement, dated April 13, 2001, by and among SPEEDCOM Wireless Corporation and the
                  Purchasers, as defined
4.6(6)            Form of Warrant of SPEEDCOM Wireless Corporation, dated April 13, 2001
4.7(7)            Note and Warrant Purchase Agreement by and among SPEEDCOM Wireless Corporation, S.A.C. Capital Associates, LLC,
                  SDS Merchant Fund, L.P., Oscar Private Equity Investments, L.P. and Bruce Sanguinetti
4.8(7)            Promissory Note for $500,000 issued to S.A.C. Capital Associates, LLC
4.9(7)            Promissory Note for $250,000 issued to SDS Merchant Fund, L.P.
4.10(7)           Promissory Note for $750,000 issued to Oscar Private Equity Investments, L.P.
4.11(7)           Promissory Note for $250,000 issued to Bruce Sanguinetti
4.12(7)           Warrant No. W-1 to Purchase 146,667 Shares of Common Stock issued to S.A.C. Capital Associates, LLC
4.13(7)           Warrant No. W-2 to Purchase 73,333 Shares of Common Stock issued to SDS Merchant Fund, L.P.
4.14(7)           Warrant No. W-3 to Purchase 220,000 Shares of Common Stock issued to Oscar Private Equity
                  Investments, L.P.
4.15(7)           Warrant No. W-4 to Purchase 73,333 Shares of Common Stock issued to Bruce Sanguinetti
10.1(3)           Registration Rights Agreement between the registrant and Michael E. Noonan
10.2(2)*          Amended and Restated 1996 Stock Option Plan
10.3(2)*          Form of Indemnification Agreement
10.4(4)*          Executive Employment Agreement between SPEEDCOM Wireless International Corporation and Jay O. Wright
10.5(4)*          Executive Employment Agreement between SPEEDCOM Wireless International Corporation and Bruce
                  Sanguinetti
10.6(4)*          Executive Employment Agreement between SPEEDCOM Wireless International Corporation and Michael McKinney
10.7(4)*          Non-Qualified Stock Option Agreement
10.8(4)*          Non-Qualified Stock Option Plan
16.1(5)           Letter on change of certifying accountant
23.1(5)           Consent of Independent Certified Public Accountants
------------
(1)               Incorporated by reference to the registrant's Definitive Proxy Statement dated May 27, 1999.
(2)               Incorporated by reference to the registrant's Registration Statement on Form SB-2 (File No. 333-6711) filed with the SEC on June 24, 1996 .
(3)               Incorporated by reference to Amendment No. 1 to the registrant's Registration Statement on Form SB-2 (File No.
                  333-6711) filed with the SEC on July 31, 1996.
(4)               Incorporated by reference to the Form 8-K filed October 11, 2000.
(5)               Incorporated by reference to the Form 10-KSB filed April 17, 2001.
(6)               Incorporated by reference to the Form 10-QSB filed May 14, 2001.
(7)               Incorporated by reference to the Form 8-K filed July 2, 2001

* Management contract or compensatory plan.