Form 10QSB
period 2001-09-30
SPEEDCOM WIRELESS CORP
filed 2001-11-14
CIK 1014343

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDING SEPTEMBER 30, 2001
                                       OR
   [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM __________ TO ____________

                         COMMISSION FILE NUMBER 0-21061

                         SPEEDCOM WIRELESS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        DELAWARE                                               58-2044990
(STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

                         7020 PROFESSIONAL PARKWAY EAST
                              SARASOTA, FL  34240
                                 (941) 907-2300
(ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING AREA CODE, OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes[x] No[ ], and (2) has been subject to such filing requirements for the past 90 days Yes[x] No [ ].

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the last practicable date: October 29, 2001 - 10,122.113 common shares, $.001 par value and 3,835,554 preferred shares, $.001 par value.

Transitional small business disclosure format (check one):  Yes [ ] No [x]

                         SPEEDCOM WIRELESS CORPORATION

          FORM 10-QSB FOR THE PERIOD ENDED SEPTEMBER 30, 2001

                                     INDEX

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

          Balance Sheets as of September 30, 2001 and December 31, 2000    3
          Statements of Operations for the three and nine months ended
           September 30, 2001 and 2000                                     4
          Statements of Cash Flows for the nine months ended
           September 30, 2001 and 2000                                     5
          Notes to Financial Statements                                    7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                       14

PART II.  OTHER INFORMATION

Item 2.   Recent Sales of unregistered Securities                         22

Item 4.   Submission of Matters to a Vote of Security Holders             22

Item 6.   Exhibits and Reports on Form 8-K                                23

Signatures                                                                23

Exhibit Index                                                             23

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                         SPEEDCOM WIRELESS CORPORATION
                                 BALANCE SHEETS

                                                                                 September 30,        December 31,
                                                                                     2001                2000
                                                                            ----------------------------------------
                                                                                 (unaudited)
Assets
Current assets:
 Cash                                                                               $    591,904         $   227,066
 Accounts receivable, net of allowances of $315,777 and $296,330 in 2001
  and 2000, respectively                                                               1,409,965           1,788,206
 Leases receivable                                                                       624,768              43,389
 Inventories, net                                                                      1,768,845           2,388,283
 Prepaid expenses and other current assets                                               301,426             732,753
                                                                            ----------------------------------------
 Total current assets                                                                  4,696,908           5,179,697

Accounts receivable                                                                           --             586,578
Leases receivable                                                                        671,795              36,157
Property and equipment, net                                                            1,076,043             956,133
Other assets, net                                                                        347,168             158,405
Investments                                                                               92,717              76,994
Intellectual property                                                                  1,352,140                  --
                                                                            ----------------------------------------
Total assets                                                                        $  8,236,771         $ 6,993,964
                                                                            ========================================
Liabilities and stockholders' equity
Current liabilities:
 Accounts payable                                                                   $  1,570,092         $ 2,673,570
 Accrued expenses                                                                      1,228,369             700,815
 Current portion of loans from stockholders                                                   --             336,780
 Current portion of deferred revenue                                                      81,926              90,047
 Current portion of notes and capital leases payable                                      36,809              52,901
                                                                            ----------------------------------------

Total current liabilities                                                              2,917,196           3,854,113

Loans from stockholders, net of current portion                                               --             203,733
Deferred revenue, net of current portion                                                  17,417              50,141
Notes and capital leases payable, net of current portion                                  23,103              57,294
                                                                            ----------------------------------------
Total liabilities                                                                      2,957,716           4,165,281

Stockholders' equity:
 Preferred stock, 10,000,000 shares authorized, 3,835,554 and 0 shares
  issued and outstanding in 2001 and 2000, respectively                                5,048,515                  --

 Common stock, $.001 par value, 30,000,000 shares authorized, 10,005,613
  and 9,289,529 shares issued and outstanding in 2001 and 2000, respectively              10,005               9,289


 Additional paid-in capital                                                           13,098,457           7,889,817
 Accumulated deficit                                                                 (12,877,922)         (4,995,423)
 Notes receivable - related party                                                             --             (75,000)
                                                                            ----------------------------------------
Total stockholders' equity                                                             5,279,055           2,828,683
                                                                            ----------------------------------------
Total liabilities and stockholders' equity                                          $  8,236,771         $ 6,993,964
                                                                            ========================================

See accompanying notes.

                         SPEEDCOM WIRELESS CORPORATION
                            STATEMENTS OF OPERATIONS
                                  (unaudited)


                                              Three months ended September 30,          Nine months ended September 30,
                                                   2001                2000                 2001                 2000
                                               --------------------------------          ---------------------------------
Net revenues                                    $ 2,247,585          $3,182,673            $10,300,158          $ 7,183,655

Operating costs and expenses:
 Cost of goods and services                       1,622,530           1,756,529              6,205,223            3,886,256
 Salaries and related                             1,486,651             719,272              4,498,028            2,433,880
 General and administrative                         767,376             770,365              2,843,166            1,320,768
 Selling expenses                                   420,579             319,320              1,370,657              555,056
 Provision for bad debt                             529,225             182,821                716,299              207,299
 Depreciation and amortization                      157,657              31,032                417,054               61,032
 Severance costs                                    531,769                  --                531,769                   --
                                                --------------------------------           --------------------------------
                                                  5,515,787           3,779,339             16,582,196            8,464,291
                                                --------------------------------           --------------------------------
Loss from operations                             (3,268,202)           (596,666)            (6,282,038)          (1,280,636)

Other (expense) income:
 Interest expense, net                             (318,738)             (2,216)            (1,156,660)             (10,434)
 Other income, net                                  174,583                  --                180,402               13,488
                                                --------------------------------           --------------------------------
                                                   (144,155)             (2,216)              (976,258)               3,054
Net loss before extraordinary items              (3,412,357)           (598,882)            (7,258,296)          (1,277,582)
Extraordinary loss from early                      (277,829)                 --               (624,202)                  --
   extinguishment of debt                       --------------------------------           --------------------------------
Net loss                                        $(3,690,186)         $ (598,882)           $(7,882,498)         $(1,277,582)
                                                ================================           ================================

Net loss before extraordinary items
    per common share:
 Basic and diluted                                   $(0.35)              $(.07)                $(0.76)              $(0.16)
                                                ================================           ================================
 Net loss per common share:
 Basic and diluted                                   $(0.38)              $(.07)                $(0.83)              $(0.16)
                                                ================================           ================================
Shares used in computing basic and
 diluted net loss before
 extraordinary items per common share
 and net loss per common share                    9,687,102            8,505,279             9,530,391            8,075,241
                                                ================================           ================================

See accompanying notes.

                         SPEEDCOM WIRELESS CORPORATION
                            STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                                 Nine Months Ended September 30,
                                                                      2001              2000
                                                              -----------------------------------
Operating activities
Net loss                                                            $(7,882,498)      $(1,277,582)
Adjustments to reconcile net loss to net cash used in
 operating activities:
  Depreciation and amortization                                         417,054            61,032
  Provision for bad debt                                                716,299           207,299
  Provision for inventory obsolescence                                   14,768            11,000
  Common stock issued for services                                      228,038             5,000
  Amortization of original issue discount                               577,613                --
  Warrants issued for severance costs                                   124,920                --
  Gain on sale of Install Guys                                         (167,771)               --
  Extraordinary charge for early extinguishment of debt                 624,202                --
  Changes in operating assets and liabilities:
     Restricted cash                                                         --            35,671
     Accounts receivable                                             (1,050,656)       (1,393,861)
     Leases receivable                                                   13,940                --
     Inventories                                                        570,627          (803,991)
     Prepaid expenses and other current assets                          346,347          (273,615)
     Intellectual property                                             (360,000)               --
     Other assets                                                         6,809           (12,048)
     Accounts payable and accrued expenses                              199,519           324,987
     Deferred revenue                                                   (40,845)           (5,056)
                                                              -----------------------------------
Net cash used in operating activities                                (5,661,634)       (3,121,164)

Investing activities
Purchases of equipment                                                 (446,641)         (587,266)
                                                              -----------------------------------
Net cash used in investing activities                                  (446,641)         (587,266)

Financing activities
Net payments from factor                                                     --          (111,731)
Net proceeds from sale of stock and warrants                          2,291,971         4,665,714
Proceeds from loans from stockholders                                 6,560,000           (45,639)
Proceeds from issuance of notes and capital leases                       12,206            40,000
Payments of loans from stockholders, notes and capital leases        (2,391,064)         (191,048)
Purchase of treasury stock                                                   --          (223,510)
                                                              -----------------------------------
Net cash provided by financing activities                             6,473,113         4,133,786
                                                              -----------------------------------

Net increase in cash                                                    364,838           425,356
Cash at beginning of period                                             227,066           108,564
                                                              -----------------------------------
Cash at end of period                                               $   591,904       $   533,920
                                                              ===================================

See accompanying notes.

                         SPEEDCOM WIRELESS CORPORATION
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                                  (unaudited)




                                                               Nine Months Ended September 30,
                                                                      2001             2000
                                                              ----------------------------------
Supplemental disclosure of noncash activities

Conversion of accounts receivable to lease receivable           $1,333,000               --
Conversion of accounts payable to notes payable                 $  558,442               --
Conversion of accounts payable to preferred stock               $   25,000               --
Common stock issued for services                                $  206,450          $ 5,000
Common stock issued for note                                            --          $95,000
Common stock issued for intellectual property                   $1,149,500               --
Conversion of debt to common stock                              $   40,000               --
Conversion of debt to preferred stock                           $4,221,341               --
Conversion of debt issuance costs to equity                     $  163,651               --
Conversion of accrued interest to preferred stock               $   88,764               --

See accompanying notes.

                         SPEEDCOM WIRELESS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (unaudited)

1.  Business

SPEEDCOM Wireless Corporation (SPEEDCOM or the Company) was incorporated in Florida on March 16, 1994 and reincorporated in Delaware on September 26, 2000. The Company manufactures and installs custom broadband wireless networking equipment for business and residential customers internationally. Through its Wave Wireless Networking division, the Company manufactures a variety of broadband wireless products, including the SPEEDLAN family of wireless Ethernet bridges and routers. Internet service providers, telephone company operators and private organizations in over 60 countries use SPEEDCOM products to provide "last-mile" wireless connectivity between multiple buildings at speeds up to 155 Megabits per second and distances up to 25 miles. SPEEDCOM Wireless Corporation is an ISO 9001 registered company.

2.  Basis of Presentation

On September 26, 2000, SPEEDCOM Wireless International Corporation merged with
LTI Holdings, Inc. (LTI).   The parties renamed the combined company SPEEDCOM
Wireless Corporation and continued the business of SPEEDCOM Wireless International Corporation (Old SPEEDCOM).

Since LTI was a non-operating shell company, the merger was treated as a recapitalization of the Company for accounting purposes. As a result, the Company recorded the transaction as the issuance of common stock for the net monetary assets of LTI (principally cash), accompanied by a recapitalization of equity. The Company recorded a net increase in equity of $1,215,937, which represented the total net assets of LTI. The Company has recorded the transaction to reflect the shares outstanding under the current structure.
There has been no change in the basis under which the assets and liabilities of the Company are recorded. Accordingly, except as specifically noted to the contrary, (1) the financial information herein that predates the merger consists of information about Old SPEEDCOM, and (2) all references to SPEEDCOM or the Company refer to Old SPEEDCOM before the merger and to the combined company after the merger. The financial statements presented in this Form 10-QSB reflect the financial position of the remaining legal entity, LTI, which subsequently changed its name to SPEEDCOM Wireless Corporation. All shares, options and warrants issued by SPEEDCOM prior to the merger have been retroactively restated for all periods presented.

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

In the opinion of management, the financial statements reflect all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for those periods presented. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

3.  Inventories

A summary of inventories at September 30, 2001 and December 31, 2000 is as follows:


                                                                2001              2000
                                                      -----------------------------------
                                                             (unaudited)
Component parts                                              $  824,205        $1,156,966
Completed assemblies                                            944,640         1,231,317
                                                      -----------------------------------
                                                             $1,768,845        $2,388,283
                                                      ===================================

4.  Property and Equipment

A summary of property and equipment at September 30, 2001 and December 31, 2000 is as follows:


                                                               2001               2000
                                                      ------------------------------------
                                                             (unaudited)
Computer and office equipment                                $1,109,456         $  822,006
Automobiles                                                      26,063             51,737
Leasehold improvements                                          108,213             86,207
Furniture and fixtures                                          159,773            135,415
Store and warehouse                                              83,276            101,719
Construction in progress                                         89,369             49,244
                                                      ------------------------------------

                                                              1,576,150          1,246,328
Less accumulated depreciation and amortization                 (500,107)          (290,195)
                                                      ------------------------------------
                                                             $1,076,043         $  956,133
                                                      ====================================

Property and equipment included computer and office equipment of $67,797 at September 30, 2001 and December 31, 2000 acquired under capital lease arrangements. Depreciation expense amounted to $259,694 and $61,032 for the nine months ended September 30, 2001 and 2000, respectively. Depreciation expense amounted to $92,809 and $31,032 for the three months ended September 30, 2001 and 2000, respectively. Amortization of assets under capital lease arrangements is included in depreciation expense.

5.  Accrued Expenses

A summary of accrued expenses at September 30, 2001 and December 31, 2000 is as follows:


                                                               2001              2000
                                                      -----------------------------------
                                                           (unaudited)
Accrued payroll                                              $  261,868          $287,252
Accrued commissions                                              46,104           109,052
Severance costs                                                 431,129                --
Other                                                           489,268           304,511
                                                      -----------------------------------
                                                             $1,228,369          $700,815
                                                      ===================================

6.  Loans from Stockholders

SPEEDCOM issued a $250,000 promissory note to the Company's former President in December 2000. The note had an interest rate of the greater of 12% or DLJ's standard margin rate plus 1.5%. The note was payable in December 2001 or at the closing of an equity offering by the Company of at least $5,000,000, whichever was earlier. The Company concurrently granted a total of 25,000 warrants with a $3.60 strike price in connection with this note. The proportionate fair value of the warrants amounted to $62,500 and has been recorded as an addition to paid-in capital and as an original issue discount reducing the carrying value of the note. The discount was being amortized to interest expense over the life of the note. The loan was not convertible into preferred stock per the original loan agreement. On August 23, 2001, this loan was converted to 111,111 shares of preferred stock at $2.25 per share, 88,889 Series A Warrants and 132,111 Series B Warrants. The Series A Warrants were valued at $50,691 based on the proportionate fair value of the warrants at the date of the conversion. The Series B Warrants vest contingent upon certain performance factors. The unamortized portion of the original issue discount on the promissory note is recorded as an extraordinary loss from the early extinguishment of debt.

The Company issued a $252,000 non-interest bearing promissory note in December 2000, with beneficial conversion features. The note was due in December 2001, payable in cash or 70,000 shares of common stock, at the holder's option. The 70,000 shares were worth $115,500 more than the face value of the note based on the per-share value at the date of the note. This amount has been recorded as an addition to paid-in capital and as an original issue discount reducing the carrying value of the note. The discount was being amortized to interest expense over the life of the note. On August 23, 2001, this loan was converted to 112,000 shares of preferred stock at $2.25 per share, 89,600 Series A Warrants and 133,168 Series B Warrants. The Series A Warrants were valued at $51,096 based on the proportionate fair value of the warrants at the date of the conversion. The Series B Warrants vest contingent upon certain performance factors. The unamortized portion of the original issue discount on the promissory note is fully recorded to interest expense.

In December 2000, the Company issued a $200,000 non-interest bearing promissory note, with beneficial conversion features. The note was due in January 2002, payable in cash or 50,000 shares of common stock, at the holder's option. The 50,000 shares were worth $37,500 more than the face value of the note based on the per-share value at the date of the note. This amount has been recorded as an addition to paid-in capital and as an original issue discount reducing the carrying value of the note. The discount was being amortized to interest expense over the life of the note. On June 29, 2001, this loan, along with a $25,000 trade payable, was converted to 100,000 shares of redeemable preferred stock at $2.25 per share, 75,000 Series A Warrants and 100,000 Series B Warrants. The Series A Warrants were valued at $90,000 based on the proportionate fair value of the warrants at the date of the conversion. The Series B Warrants vest contingent upon certain performance factors. The unamortized portion of the original issue discount on the promissory note is fully recorded to interest expense. On August 23, 2001, the redeemable preferred stock was exchanged for 100,000 shares of preferred stock at $2.25 per share, 80,000 Series A Warrants and 118,900 Series B Warrants. The Series A Warrants were valued at $45,622 based on the proportionate fair value of the warrants at the date of the conversion. The Series B Warrants vest contingent upon certain performance factors.

Also in December 2000, the Company issued a $10,800 non-interest bearing promissory note with beneficial conversion features. The note was due in December 2001, payable in cash or 3,000 shares of common stock, at the holder's option. The 3,000 shares were worth $4,950 more than the face value of the note based on the per-share value at the date of the note. This amount has been recorded as an addition to paid-in capital and as an original issue discount reducing the carrying value of the note. The discount was being amortized to interest expense over the life of the note. On August 23, 2001, this loan was converted to 4,800 shares of preferred stock at $2.25 per share, 3,840 Series A Warrants and 5,708 Series B Warrants. The Series A Warrants were valued at $2,190 based on the proportionate fair value of the warrants at the date of the conversion. The Series B Warrants vest contingent upon certain performance factors. The unamortized portion of the original issue discount on the promissory note is fully recorded to interest expense.

During January 2000, the Company issued a 10% convertible subordinated promissory note for $40,000, due for payment in January 2003. The note was convertible into 10,000 shares of common stock at any time during its term. The note was subordinate to all other debt instruments. The $40,000 note and accrued interest was converted in January 2001.

In April 2001, SPEEDCOM borrowed $3,000,000 from an institutional investor. The loan was due in April 2002 and had an interest rate of 9% for the first 90 days and 12% thereafter. As part of the transaction, SPEEDCOM issued warrants to acquire 333,333 shares of SPEEDCOM common stock at $5.00 per share. The 333,333 warrants were worth $930,000 more than the face value of the note based on the per-share value at the date of the note. This amount has been recorded as an addition to paid-in capital and as an original issue discount reducing the carrying value of the note. The discount was being amortized to interest expense over the life of the note. Additional warrants were issuable contingent upon the date on which the loan was repaid. The holder of the loan had certain rights of first refusal on subsequent financings. Interest was due under the loan in quarterly installments with principal payable in total at the maturity date of the loan. On June 29, 2001, the Company permitted $1,000,000 of this loan plus accrued interest to be converted to 497,812 shares of redeemable preferred stock at $2.25 per share, 373,359 Series

A Warrants and 497,812 Series B Warrants. The Series A Warrants were valued at $448,030 based on the proportionate fair value of the warrants at the date of the conversion utilizing the Black-Scholes pricing model. The Series B Warrants vest contingent upon certain performance factors. On August 23, 2001, the redeemable preferred stock was exchanged for 497,812 shares of preferred stock at $2.25 per share, 398,225 Series A Warrants and 591,898 Series B Warrants. The Series A Warrants were valued at $227,096 based on the proportionate fair value of the warrants at the date of the conversion. The Series B Warrants vest contingent upon certain performance factors. On August 23, 2001, the remaining $2,000,000 of this loan plus accrued interest was converted to 1,011,756 shares of preferred stock at $2.25 per share, 809,506 Series A Warrants and 1,203,104 Series B Warrants. The Series A Warrants were valued at $461,638 based on the proportionate fair value of the warrants at the date of the conversion. The Series B Warrants vest contingent upon certain performance factors.

SPEEDCOM issued a 9% $40,000 promissory note to the Company's Vice President of Sales in May 2001. The note and interest were paid in August 2001.

In June 2001, SPEEDCOM issued a $250,000 promissory note to the Company's former President. The note had an interest rate of 10% and was payable in April 2002. The Company concurrently granted a total of 73,333 warrants with a $3.25 strike price in connection with this note. The proportionate fair value of the warrants amounted to $92,500 and has been recorded as an addition to paid-in capital and as an original issue discount reducing the carrying value of the note. The loan was not convertible into preferred stock per the original loan agreement. On June 29, 2001, this loan plus accrued interest was converted to 111,667 shares of redeemable preferred stock at $2.25 per share, 83,751 Series A Warrants and 111,667 Series B Warrants. The Series A Warrants were valued at $100,500 based on the proportionate fair value of the warrants at the date of the conversion. The Series B Warrants vest contingent upon certain performance factors. The unamortized portion of the original issue discount on the promissory note is recorded as an extraordinary loss from the early extinguishment of debt. On August 23, 2001, the redeemable preferred stock was exchanged for 111,667 shares of preferred stock at $2.25 per share, 89,334 Series A Warrants and 132,773 Series B Warrants. The Series A Warrants were valued at $50,945 based on the proportionate fair value of the warrants at the date of the conversion. The Series B Warrants vest contingent upon certain performance factors.

In June 2001, SPEEDCOM borrowed $1,500,000 from three institutional investors. The loan had an interest rate of 10% and was payable in April 2002. The Company concurrently granted a total of 440,000 warrants with a $3.25 strike price in connection with this loan. The proportionate fair value of the warrants amounted to $555,000 and has been recorded as an addition to paid-in capital and as an original issue discount reducing the carrying value of the loan. The loan was not convertible into preferred stock per the original loan agreement. On June 29, 2001, $550,000 of this loan was converted to 245,667 shares of redeemable preferred stock at $2.25 per share, 184,251 Series A Warrants and 245,667 Series B Warrants. The Series A Warrants were valued at $221,100 based on the proportionate fair value of the warrants at the date of the conversion. The Series B Warrants vest contingent upon certain performance factors. The unamortized portion of the original issue discount related to the converted portion of this loan is recorded as an extraordinary loss from the early extinguishment of debt. On August 23,

2001, the redeemable preferred stock was exchanged for 245,667 shares of preferred stock at $2.25 per share, 196,550 Series A Warrants and 292,096 Series B Warrants. The Series A Warrants were valued at $112,087 based on the proportionate fair value of the warrants at the date of the conversion. The Series B Warrants vest contingent upon certain performance factors. On August 23, 2001, the remainder of this loan plus accrued interest was converted to 430,785 shares of preferred stock at $2.25 per share, 344,529 Series A Warrants and 512,056 Series B Warrants. The Series A Warrants were valued at $196,475 based on the proportionate fair value of the warrants at the date of the conversion. The Series B Warrants vest contingent upon certain performance factors. The unamortized portion of the original issue discount related to this loan is recorded as an extraordinary loss from the early extinguishment of debt.

SPEEDCOM recorded a loss from the early extinguishment of debt related to some of the conversions discussed above. When the nonconvertible loans originated, value was allocated to the Series A Warrants based on the Black-Scholes pricing model. This value was being amortized over the maturity of the loan. When the loan was converted to preferred stock, the unamortized portion of this value was immediately expensed to loss from the early extinguishment of debt.

7.  Notes and Capital Leases Payable

A summary of notes and capital leases payable at September 30, 2001 and December 31, 2000 is as follows:


                                                                 2001              2000
                                                          -----------------------------------
                                                              (unaudited)

10.5% bank note payable in monthly installments through            $ 35,770          $ 46,631
 June 2003, secured by equipment and inventories
8% automobile loan payable in monthly installments                    6,174            29,460
 through January 2003, secured by equipment
Capital lease obligations                                            17,968            34,104
                                                          -----------------------------------
                                                                     59,912           110,195
Less current portion                                                (36,809)          (52,901)
                                                          -----------------------------------
                                                                   $ 23,103          $ 57,294
                                                          ===================================

8.  Preferred Stock

On June 29, 2001, SPEEDCOM converted loans, accrued interest and trade payables of $2,149,075 to 955,146 shares of $.001 par value preferred stock at $2.25 per share, 716,361 Series A Warrants and 955,146 Series B Warrants. The Series A Warrants were valued based on the proportionate fair value of the warrants at the date of the conversion. The Series B Warrants vest contingent upon certain performance factors. Each of the Series A Warrants is convertible into .75 shares of common stock and each of the Series B Warrants is convertible into one share of common stock. This preferred stock was only redeemable upon the occurrence of a Triggering Event as defined in the agreement, which is generally a sale, merger or reorganization of the Company, failure of the Company to maintain an effective Registration Statement related to the redeemable preferred stock or failure to have the Company's common stock listed on certain exchanges. On August 23, 2001, SPEEDCOM converted the (i) 955,146 shares of redeemable preferred stock, (ii) 716,361 Series A Warrants and (iii) 955,146 Series B Warrants that were issued on June 29, 2001 and (iv) loans to shareholders of $3,462,800 to (i) 3,835,554 shares of preferred stock at $2.25 per share, (ii) 3,068,448 Series A Warrants, (ii) 4,560,481 Series B Warrants and (iv) $2,722,400 in cash.

9.  Shareholder's Equity

In January 2001, SPEEDCOM acquired worldwide rights to PacketHop(TM), a revolutionary wireless routing software developed by SRI International (SRI). PacketHop(TM) overcomes the traditional need for a direct line of sight between a base station and an end user's location. Under the terms of the agreement, SPEEDCOM obtains worldwide rights to SRI's PacketHop(TM) technology in the fixed wireless infrastructure market for the primary frequencies below 6 GHz. Per the agreement, SRI International is entitled to receive a total of 325,000 shares of common stock of SPEEDCOM to be issued in four traunches. Each traunch is measured on the specific date that the stock is issued on. The first traunch was due on signing the agreement. The three remaining traunches are due on achievement of certain performance criteria. The first traunch was granted in January for 100,000 shares at $6.50 per share. The second traunch was granted in April for 75,000 shares at $4.30 per share. The third traunch was granted in July for 75,000 shares at $2.36 per share. The fourth traunch was granted in October for 75,000 shares at $1.20 per share. As of September 30, 2001, the value of these shares at the date of grant was included in Intellectual Property in the balance sheet. SPEEDCOM also has paid $360,000 in cash, included in Intellectual Property in the balance sheet, which is being amortized over six years (the term of the agreement barring default). For the three and nine months ended September 30, 2001, $64,848 and $157,360 have been amortized of the Intellectual Property, respectively. The final pilot utilizing the PacketHop(TM) technology software in combination with the new hardware is scheduled for the first quarter of 2002.

10.  Bad Debt Expense

In the fourth quarter of 2000 and in the first and second quarters of 2001, SPEEDCOM sold its SPEEDLAN product line for a total of $573,612 to a large Korean based company (Korean Customer). One of the major clients of SPEEDCOM's customer declared bankruptcy earlier in the year 2001, which had a significant financial impact on the Korean Customer. The inventory that was sold to the Korean Customer is in the possession of a principal of that company. SPEEDCOM is retaining an attorney to issue legal letters, apply to the courts to capture the inventory and to gain access to the inventory for assessment. It is unclear if SPEEDCOM will be successful in its efforts. Accordingly, SPEEDCOM has written off $228,000 of the receivable and has fully reserved for $227,647, which represents the remaining unpaid balance.

11.  Severance Costs

In the third quarter of 2001, SPEEDCOM recorded severance costs of $531,769, reflecting employee termination costs relating to staff reductions. The staff reductions include 20 employees (2 at the executive management level) and are expected to be completed in the third and fourth quarters of 2001. The costs include severance pay and other employee benefits, including amounts to be paid over future periods. As of September 30, 2001, SPEEDCOM has paid approximately $100,640 of the total $531,769 charged to expense.

12.  Sale of Assets

During the third quarter of 2001, SPEEDCOM sold the InstallGuys division of the Company. In return, SPEEDCOM received two 6% secured promissory notes totaling
$211,295.  SPEEDCOM recorded a gain on the sale of $167,771.   The notes and
interest are due in August 2004.

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

Overview

SPEEDCOM is a multi-national company based in Sarasota, Florida. The Company employs approximately 75 people as of September 30, 2001. Through its Wave Wireless Networking division, SPEEDCOM manufactures a variety of broadband wireless products, including its SPEEDLAN family of wireless Ethernet bridges and routers. Internet service providers, telephone company operators and private organizations in more than 60 countries use SPEEDCOM products to provide "last-mile" wireless connectivity between multiple buildings at speeds up to 155 Megabits per second and distances up to 25 miles.

Results of Operations

The following table sets forth the percentage of net revenues represented by certain items in the Company's Statements of Operations for the periods indicated.



                                                   Three Months                              Nine Months
                                                 Ended September 30,                       Ended September 30,
                                                2001             2000                    2001                2000
                                 -------------------------------------------------------------------------------

Net revenues                                    100%             100%                    100%                100%
Operating costs and expenses:
 Cost of goods and services                      72%              55%                     60%                 54%
 Salaries and related                            66%              23%                     44%                 34%
 General and administrative                      34%              24%                     28%                 18%
 Selling expenses                                19%              10%                     13%                  8%
 Provision for bad debt                          24%               6%                      7%                  3%
 Depreciation and
  amortization                                    7%               1%                      4%                  1%
 Severance costs                                 24%               0%                      5%                  0%
                                 -------------------------------------------------------------------------------
                                                 246%             119%                    161%                118%
                                 -------------------------------------------------------------------------------
 Loss from operations                          (146)%            (19)%                   (61)%               (18)%
 Other (expense) income:
 Interest expense, net                          (14)%              0%                    (11)%                 0%
 Other income, net                                8%               0%                      2%                  0%
                                 -------------------------------------------------------------------------------
                                                 (6)%              0%                    (9)%                  0%
Net loss before extraordinary                  (152)%            (19)%                   (70)%               (18)%
   items
 Extraordinary loss from early                  (12)%             --                      (6)%                --
   extinguishment of debt
                                 -------------------------------------------------------------------------------
 Net loss                                      (164)%            (19)%                   (76)%               (18)%
                                 ===============================================================================

Nine Months Ended September 30, 2001 and September 30, 2000

Net revenues increased 43% from approximately $7,184,000 in the nine months ended September 30, 2000 to approximately $10,300,000 in the nine months ended September 30, 2001. This increase was due to SPEEDCOM executing its business plan of expanding the business in a growing market for broadband wireless in 2001. Cost of goods and services increased 60% from approximately $3,886,000 for the nine months ended September 30, 2000 to approximately $6,205,000 for the nine months ended September 30, 2001, due primarily to increases in the Company's revenues, increased sales through distribution channels, which have a lower margin than direct sales and certain purchasing inefficiencies due to lower cash balances associated with delays in completing financings for the Company. Revenues from customers in foreign geographic areas increased to 50% of revenues for the nine months ended September 30,

2001 as compared to 41% of revenues the nine months ended September 30, 2000. The percentage of sales that are from international customers is expected remain stable throughout the year ended December 31, 2001.

Salaries and related, general and administrative and selling expenses increased by 102% from approximately $4,310,000 for the nine months ended September 30, 2000 to approximately $8,712,000 for the nine months ended September 30, 2001. This increase was primarily due to an increase in salaries and related expenses of approximately $2,064,000 related to the hiring of additional management in the fourth quarter of 2000 and the first quarter of 2001, spending on investor relations of approximately $295,000, increased spending on marketing and promotion, such as attendance at industry trade shows of approximately $101,000, and engineering related to the PacketHop(TM) product of approximately $290,000 and other one time expenses as described below. Additionally, SPEEDCOM incurred substantially higher professional fees for legal and accounting services due to the fact that the Company was a public entity in the first nine months of 2001 and a private entity for the majority of the first nine months in 2000 and because of the complex debt and equity financings completed by the Company in the first nine months of 2001. As discussed above, SPEEDCOM incurred one-time charges in the first nine months of 2001 related to the termination of investor relations contracts of approximately $281,000 and investment banking charges of approximately $306,000. Excluding such charges, total salaries and related, general and administrative and selling expenses would have been approximately $8,125,000 for the nine months ended September 30, 2001.

In the third quarter of 2001, SPEEDCOM recorded a severance charge of $531,769, reflecting employee termination costs relating to staff reductions. The staff reductions include 20 employees (2 at the executive management level) and are expected to be completed in the third and fourth quarters of 2001. The costs include severance pay and other employee benefits, including amounts paid over future periods.

Net interest expense increased from approximately $10,000 for the nine months ended September 30, 2000 to approximately $1,157,000 for the nine months ended September 30, 2001. This increase was due to the addition of notes payable and loans from stockholders during the fourth quarter of 2000 and the first nine months of 2001.

Net loss increased 517% from approximately $1,278,000, or $.16 per share, in the nine months ended September 30, 2000 to approximately $7,882,000, or $.83 per share, in the nine months ended September 30, 2001, as a result of the foregoing factors.

Three Months Ended September 30, 2001 and September 30, 2000

Net revenues decreased 29% from approximately $3,183,000 in the three months ended September 30, 2000 to approximately $2,248,000 in the three months ended September 30, 2001. This decrease was due to an economic slowdown during the three months ended September 30, 2001. Cost of goods and services decreased 8% from approximately $1,757,000 for the three months ended September 30, 2000 to approximately $1,623,000 for the three months ended September 30, 2001, due primarily to decreases in the Company's revenues, partially offset by increased sales through distribution channels which have a lower margin than direct sales and certain purchasing inefficiencies due to lower cash balances associated with delays in completing financings for the Company. Revenues from customers in foreign geographic areas decreased to 49% of revenues for the three months ended September 30, 2001 as compared to 59% of revenues the three months ended September 30, 2000. The percentage of sales that are from international customers is expected to remain stable throughout the year ended December 31, 2001.

Salaries and related, general and administrative and selling expenses increased by 48% from approximately $1,809,000 for the three months ended September 30, 2000 to approximately $2,675,000 for the three months ended September 30, 2001. This increase was primarily due to an increase in salaries and related expenses of approximately $767,000 related to the hiring of additional management in the fourth quarter of 2000 and the first quarter of 2001.

In the third quarter of 2001, SPEEDCOM recorded a severance charge of $531,769, reflecting employee termination costs relating to staff reductions. The staff reductions include 20 employees (2 at the executive management level) and are expected to be completed in the third and fourth quarters of 2001. The costs include severance pay and other employee benefits, including amounts paid over future periods.

Net interest expense increased from approximately $2,000 for the three months ended September 30, 2000 to approximately $319,000 for the three months ended September 30, 2001. This increase was due to the addition of notes payable and loans from stockholders during the fourth quarter of 2000 and the first nine months of 2001.

Net loss increased 516% from approximately $599,000, or $.07 per share, in the three months ended September 30, 2000 to approximately $3,690,000, or $.38 per share, in the three months ended September 30, 2001, as a result of the foregoing factors.

Taxes

At September 30, 2001, SPEEDCOM had net operating loss carryforwards (NOLs) for federal income tax purposes of approximately $4,400,000. The NOLs expire at various dates through the year 2020.

Liquidity and Capital Resources

During the nine months ended September 30, 2001, SPEEDCOM used approximately $5,662,000 of cash for its operating activities. This was primarily due to increases in accounts receivable (due to increases in sales) and the net loss for the period. SPEEDCOM purchased approximately $447,000 of fixed assets during the nine months ending September 30, 2001 as compared to approximately $587,000 during the same period in 2000. To fund this growth in assets and sales, SPEEDCOM raised approximately $6,473,000 primarily through the issuance of promissory notes and loans from stockholders and the conversion of these notes and loans to preferred stock. As of September 30, 2001, SPEEDCOM had cash of approximately $592,000.

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

The Company believes that its current cash resources are sufficient to maintain its business for 2001. However, the Company will seek additional capital to continue growing its business and to take advantage of opportunities that may arise. This additional capital could come from the sale of common or preferred stock, the exercise of outstanding warrants, or from borrowings. Any material acquisitions of complementary businesses, products or technologies could also require additional equity or debt financing. There can be no assurance that such financing will be available on acceptable terms, if at all.

Certain Factors That May Affect Future Results, Financial Condition and Market Price of Securities

If we do not raise additional capital, we may not be able to fulfill our business plan.

In order to take advantage of possible opportunities in 2001 and to execute our business plan for 2002, we may need to raise additional financial capital. If we are unsuccessful in raising that capital, we may not have sufficient funding to purchase necessary goods and services to execute our business plan.

We may not be able to compete successfully in the fixed wireless broadband market in view of rapid technological change and the resources required to deal with technological change.

The markets for our products and the technologies utilized in the industry in which we operate evolve rapidly and depend on key technologies, including wireless local area networks, wireless packet data, modem and radio technologies. SPEEDCOM is developing a series of next generation products, which incorporates the PacketHop(TM) licensed technology from SRI. Delays in developing these products could have a negative effect on our future competitiveness as the industry is constantly changing as new technologies are developed.

The fixed wireless broadband market is at an early stage of development and is rapidly evolving. As is typical for a new and rapidly evolving industry, demand and market acceptance for recently introduced wireless networking products and services are subject to a high level of uncertainty. Market acceptance of particular products cannot be predicted; however, it is likely that new products will not be generally accepted unless they operate at higher speeds and are sold at lower prices. While the number of businesses recognizing the value of wireless solutions is increasing, we do not know whether sufficient demand for our products will emerge and become sustainable. Prospects must be evaluated due to the risks encountered by a company in the early stages of marketing new products or services, particularly in light of the uncertainties relating to the new and evolving markets in which we operate. There can be no assurance that we will succeed in addressing any or all of these risks, and the failure to do so would reduce demand for SPEEDCOM's products.

We could encounter future competition from larger wireless, computer and networking equipment companies. We could also encounter additional future competition from companies that offer products that replace or are alternatives to radio frequency wireless solutions including, for example, products based on infra-red technology or laser technology and systems that utilize existing telephone wires (such as DSL) or cables within a building as a wired network backbone or satellite systems outside of buildings.

Major changes could render products and technologies obsolete or subject to intense competition from alternative products or technologies or by improvements in existing products or technologies. For example, Internet access and wireless local loop equipment markets may stop growing, whether as a result of the development of alternative technologies, such as fiber optic, coaxial cable or satellite systems. Also, new or enhanced products developed by other companies may be technologically incompatible with SPEEDCOM's products and render our products obsolete.

Many of SPEEDCOM's current and potential competitors have significantly greater financial, marketing, technical and other resources and, as a result, may be able to respond more quickly to new or emerging technologies or standards and to changes in customer requirements, or to devote greater resources to the development, promotion and sale of products or to deliver competitive products at a lower end user price. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of SPEEDCOM's existing and prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition could result in price reductions, reduced operating margins and loss of market share by SPEEDCOM.

SPEEDCOM's reliance on limited sources of wireless and computer components could result in delayed product shipment and higher costs and could damage customer relationships.

Many of the key hardware and software components necessary for the assembly of SPEEDCOM's products are only available from a single supplier or from a limited number of suppliers. Our reliance on sole or limited source suppliers involves several risks, including:

 .    suppliers could increase component prices significantly, without advance notice;

 .    suppliers could discontinue or delay delivery of product components for reasons such as inventory shortages, new product offerings, increased cost of materials, destruction of manufacturing facilities, labor disputes and bankruptcy; and

 .    in order to compensate for potential component shortages or discontinuance, in the future we may hold more inventory than is immediately required, resulting in increased inventory costs.

If our suppliers are unable to deliver or ration components to us, we could experience interruptions and delays in manufacturing and sales, which could result in cancellation of orders for products or the need to modify products.

This may cause substantial delays in product shipments, increased manufacturing costs and increased product prices. Further, we may not be able to develop alternative sources for these components in a timely way, if at all, and may not be able to modify our products to accommodate alternative components. These factors could damage our relationships with current and prospective customers lasting longer than any underlying shortage or discontinuance.

Expanding indirect distribution channels may result in increased costs and lower margins.

To increase revenues, we believe that we must increase the number of our distribution partners. Management's strategy includes an effort to reach a greater number of end users through indirect channels. SPEEDCOM is currently investing, and plans to continue to invest, significant resources to develop these indirect channels. These efforts may not generate the revenues necessary to offset such investments. We will be dependent upon the acceptance of our products by distributors and their active marketing and sales efforts relating to our products. The distributors to whom we sell products are independent and are not obligated to deal with SPEEDCOM exclusively or to purchase any specified amount of products. Because SPEEDCOM does not generally fulfill orders by end users of its products sold through distributors, SPEEDCOM will be dependent upon the ability of distributors to accurately forecast demand and maintain
appropriate levels of inventory.   Management expects that SPEEDCOM's
distributors will also sell competing products. These distributors may not continue, or may not give a high priority to, marketing and supporting our products. This and other channel conflicts could result in diminished sales through the indirect channels. Additionally, because lower prices are typically charged on sales made through indirect channels, increased indirect sales could adversely affect the average selling prices and result in lower gross margins.

Growth may divert management resources from current operations.

SPEEDCOM has significantly expanded its operations in recent years, and anticipates that further expansion will be required to address potential growth in the customer base and market opportunities. This expansion has placed, and future expansion is expected to place, a significant strain on our management, technical, operational, administrative and financial resources. SPEEDCOM will need to effectively manage any expansion, which could divert attention and resources from current operations. The expansion and planned expansion may be inadequate to support future operations. We may be unable to attract, retain, motivate and manage required personnel, including finance, administrative and operations staff, or to successfully identify, manage and exploit existing and potential market opportunities because of inadequate staffing.

We may also be unable to manage further growth in our multiple relationships with original equipment manufacturers, distributors and other third parties.

Our international operations and sales involve significant risks that could reduce sales and increase expenses.

We anticipate that revenues from customers outside North America will continue to account for a significant portion of our total revenues for the foreseeable future. Expansion of international operations has required, and will continue to require, significant management attention and resources. In addition, we remain heavily dependent on distributors to market, sell and support our products internationally. International operations are subject to additional risks, including the following:

 .    difficulties of staffing and managing foreign operations due to time differences, language barriers and staffing constraints in the foreign sales offices;
 .    longer customer payment cycles and greater difficulties in collecting accounts receivable increase the amount of time that we have to fund our purchase of the inventory sold;
 .    unexpected changes in regulatory requirements, exchange rates, trading policies, tariffs and other barriers could increase our costs;
 .    uncertainties of laws and enforcement relating to the protection of intellectual property could allow competitors to infringe on our technology;
 .    limits on the ability to sue and enforce a judgment for
     accounts receivable increase the risk of bad debt expense;
 .    potential adverse tax consequences could create additional expense; and
 .    political and economic instability in Latin America could limit our sales in that region.

SPEEDCOM has a history of losses and may never achieve or sustain profitability.

We have incurred significant losses since our inception. SPEEDCOM intends to decrease its operating expenses in an attempt to achieve profitability in the fourth quarter of 2001, however revenues may not grow or even continue at their current level. If revenues do not rapidly increase or if we are not able to decrease expenses, we will never become profitable.

Our common stock price is volatile.

Our stock and the Nasdaq stock market in general have experienced significant price and volume fluctuations in recent months and the market prices of technology companies have been highly volatile. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against that company. Such litigation could result in substantial costs and diversion of management's attention.

Our manufacturing capabilities are limited and could prevent us from keeping up with customer demand.

SPEEDCOM has no experience in large-scale manufacturing. If our customers were to place orders substantially greater than current levels, SPEEDCOM's present manufacturing abilities may not be adequate to meet such demand. There can be no assurance that we will be able to contract additional manufacturing personnel on a timely basis.

Our concentrated ownership structure means that our two controlling shareholders can control the outcome of any shareholder vote.

A majority of SPEEDCOM's common stock is currently controlled by Michael W. McKinney and Barbara McKinney (the McKinneys). Therefore, certain corporate actions, which the Board of Directors may deem advisable for the shareholders of SPEEDCOM as a whole, such as a business combination, may not be approved by the common shareholders if submitted to a vote, unless the McKinneys approve the potential transaction.

SPEEDCOM is subject to extensive and unpredictable government regulation, which could make our products obsolete, raise our development costs and create opportunities for other competitors.

SPEEDCOM is subject to various FCC rules and regulations in the United States and to other government regulations abroad. There can be no assurance that new FCC regulations will not be promulgated or that existing regulations outside of the United States would not adversely affect international marketing of SPEEDCOM's products.

Regulatory changes, including changes in the allocation of available frequency spectrum, could significantly impact operations by restricting development efforts, rendering current products obsolete or increasing the opportunity for additional competition. In September 1993 and in February 1995, the FCC allocated additional spectrum for personal communications services. In January 1997, the FCC authorized 300 MHz of additional unlicensed frequencies in the 5
Gigahertz frequency range.   In 2000, the FCC modified the rules for "frequency
hopping spread spectrum" radios to allow greater power utilization in certain circumstances. These changes in the allocation of available frequency spectrum could create opportunities for other wireless networking products and services or shift the competitive balance between SPEEDCOM and its competitors.

PART II.   OTHER INFORMATION

Item 2. RECENT SALES OF UNREGISTERED SECURITIES

During the quarter ended September 30, 2001, the Company sold the following securities which were not registered under the Securities Act. The purchases and sales were exempt pursuant to Section 4(2) of the Securities Act (and/or Regulation D promulgated thereunder) as transactions by an issuer not involving a public offering, where the purchasers represented their intention to acquire the securities for investment only, not with a view to distribution, and received or had access to adequate information about the registrant.

472,500 shares of common stock, 3,835,554 shares of Series B convertible preferred stock, warrants to purchase 3,068,448 shares of common stock
(exercise price $2.50 per share) and warrants to purchase up to 4,560,481 shares of common stock (liquidation preference of $2.25 per share) were issued for a total of $2,722,400 cash, $3,462,800 principal amount of surrendered indebtedness, 955,146 shares of Series A convertible preferred stock, 1,342,178 Series A warrants issued in June 2001, 1,994,811 Series B warrants issued in June 2001 and services. These securities were issued to 21 investors, 17 of which were accredited investors and 4 of which were not accredited investors.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

          The exhibits in the accompanying Exhibit Index are filed as part of this Quarterly Report on Form 10-QSB.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPEEDCOM Wireless Corporation

/s/ Michael W. McKinney      Chairman, Chief Executive    November 14, 2001
---------------------------  Officer and Director
Michael W. McKinney




Exhibit Index

Number    Description
------    -----------

2.1(1)    Asset Purchase Agreement between Packaging Atlanta Corporation and
            Laminating Technologies Inc. dated April 26, 1999
2.2       Agreement and Plan of Merger by and between SPEEDCOM Wireless
            International Corporation and LTI Holdings, Inc., dated as of August 4, 2000
            (included as Appendix A to the proxy statement/prospectus filed as part of Form
            S-4 Registration Statement (File No. 333-43098) and incorporated herein by reference)
3.1(8)    Amended and Restated Certificate of Incorporation of SPEEDCOM Wireless
            Corporation, as amended
3.2(4)    Amended and Restated Bylaws
3.3(6)    Amended and Restated Bylaws of SPEEDCOM Wireless Corporation
4.1(2)    Form of Bridge Note
4.2(2)    Form of Warrant Agreement
4.3(2)    Form of Underwriter's Unit Purchase Option
4.4(6)    Purchase Agreement, dated April 13, 2001, by and among SPEEDCOM
            Wireless Corporation and the Purchasers, as defined therein
4.5(6)    Registration Rights Agreement, dated April 13, 2001, by and among
            SPEEDCOM Wireless Corporation and the Purchasers, as defined
4.6(6)    Form of Warrant of SPEEDCOM Wireless Corporation, dated April 13, 2001
4.7(7)    Note and Warrant Purchase Agreement by and among SPEEDCOM Wireless
          Corporation, S.A.C. Capital Associates, LLC, SDS
          Merchant Fund, L.P., Oscar Private Equity Investments, L.P. and Bruce Sanguinetti
4.8(7)    Promissory Note for $500,000 issued to S.A.C. Capital Associates, LLC
4.9(7)    Promissory Note for $250,000 issued to SDS Merchant Fund, L.P.
4.10(7)   Promissory Note for $750,000 issued to Oscar Private Equity Investments, L.P.
4.11(7)   Promissory Note for $250,000 issued to Bruce Sanguinetti
4.12(7)   Warrant No. W-1 to Purchase 146,667 Shares of Common Stock issued to
            S.A.C. Capital Associates, LLC
4.13(7)   Warrant No. W-2 to Purchase 73,333 Shares of Common Stock issued to SDS Merchant Fund, L.P.
4.14(7)   Warrant No. W-3 to Purchase 220,000 Shares of Common Stock issued to Oscar
            Private Equity Investments, L.P.
4.15(7)   Warrant No. W-4 to Purchase 73,333 Shares of Common Stock issued to Bruce Sanguinetti
4.16(8)   Purchase Agreement, dated August 23, 2001, by and among SPEEDCOM Wireless
            Corporation and the Purchasers, as defined herein
4.17(8)   Registration Rights Agreement, dated August 23, 2001, by and among
          SPEEDCOM Wireless Corporation and the Purchasers, defined herein
4.18(8)   Form of Series A Warrant of SPEEDCOM Wireless Corporation dated August 23, 2001
4.19(8)   Form of Series B Warrant of SPEEDCOM Wireless Corporation dated August 23, 2001
4.20(8)   Settlement Agreement between SPEEDCOM Wireless Corporation and
          I.W. Miller Group, Inc. dated June 25, 2001
10.1(3)   Registration Rights Agreement between the registrant and Michael E. Noonan
10.2(2)*  Amended and Restated 1996 Stock Option Plan
10.3(2)*  Form of Indemnification Agreement
10.4(4)*  Executive Employment Agreement between SPEEDCOM Wireless
            International Corporation and Jay O. Wright
10.5(4)*  Executive Employment Agreement between SPEEDCOM Wireless
            International Corporation and Bruce Sanguinetti
10.6(4)*  Executive  Employment Agreement between SPEEDCOM Wireless
            International Corporation and Michael McKinney
10.7(4)*  Non-Qualified Stock Option Agreement
10.8(4)*  Non-Qualified Stock Option Plan
10.9      Promissory Note for $250,000 issued to Bruce Sanguinetti dated
            December 6, 2000.
10.10     Promissory Note for $40,000 issued to Bill Davis dated May 11, 2001.
10.11     Lease Agreement between SPEECOM Wireless Corporation and Lakewood Ranch
            Properties, LLC.
10.12     Intellectual Property License Agreement between SPEEDCOM Wireless
            Corporation and SRI International
16.1(5)   Letter on change of certifying accountant
23.1(5)   Consent of Independent Certified Public Accountants
24.1(8)   Powers of Attorney

------------
(1) Incorporated by reference to the registrant's Definitive Proxy Statement dated May 27, 1999.

(2) Incorporated by reference to the registrant's Registration Statement on Form SB-2 (File No. 333-6711) filed with the SEC on June 24, 1996.
(3) Incorporated by reference to Amendment No. 1 to the registrant's Registration Statement on Form SB-2 (File No. 333-6711) filed with the SEC on July 31, 1996.
(4)  Incorporated by reference to the Form 8-K filed October 11, 2000.
(5)  Incorporated by reference to the Form 10-KSB filed April 17, 2001.
(6)  Incorporated by reference to the Form 10-QSB filed May 14, 2001.
(7)  Incorporated by reference to the Form 8-K filed July 2, 2001.
(8)  Incorporated by reference to the Form S-3 filed September 18, 2001.

* Management contract or compensatory plan.