Form 10KSB/A
period 2000-12-31
SPEEDCOM WIRELESS CORP
filed 2001-11-16
CIK 1014343

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                 ACT OF 1934
                 FOR THE FISCAL YEAR ENDING DECEMBER 31, 2000
                                      OR
   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM __________ TO ____________

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                              -----

Revenues for the most recent fiscal year: $10,662,478.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $21,395,192 as of March 16, 2001.

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the last practicable date: March 16, 2001 - 9,324,523 common shares, $.001 par value.

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

The Company's wireless products and services are designed to meet the "backbone" and "last-mile" needs of two distinct markets, the service provider market and the enterprise market. The former is comprised of various Internet service providers and telecommunications carriers, which provide fixed wireless broadband Internet connectivity to business and residential customers. The latter includes corporations, schools and universities, governments and the military, which need wireless campus-wide private data networks. In both cases, the Company's wireless broadband solutions provide the user with lower cost of ownership and significantly reduced installation time compared to alternative wired solutions.

The Company's product division, Wave Wireless Networking, offers high-performance, reliable wireless bridge/routers. Its products range from 11 Megabits per second to 155 Megabits per second in speed and are offered in various point-to-point and point-to-multipoint configurations. The Company's service division, InstallGuys, provides a complete menu of wireless turnkey services ranging from site surveys and installation plans, to maintenance and/or management of a customer's wireless broadband network.

SPEEDCOM sells its wireless broadband products in domestic and international markets through both an indirect channel of distributors, resellers and Original Equipment Manufacturers (OEM's), and a direct sales force. The Company sells its products in over 60 countries, with international sales making up approximately 45% of SPEEDCOM's total year 2000 revenue (Latin America 26%, Africa 9%, Asia 4%, Europe 3%, Other 3%).

Industry Overview

The fixed wireless broadband market is at an early stage of development and is rapidly evolving. The outdoor fixed wireless broadband market is made up of two distinct segments; the enterprise market, which is comprised of corporations, schools and universities, the military, and other similar private customers who use SPEEDCOM products and services to establish site-wide wireless networks; and the larger and faster growing segment of the two, the service provider market. This segment is made up of Internet service providers and telecommunication carriers. These companies use SPEEDCOM's products to establish high performance "backbone" and/or "last-mile" links that deliver high-speed Internet, voice, video, and data to their business and residential customers.

Broadband wireless equipment sales are forecasted to grow from $0.2 billion in 2000 to $4.1 billion by 2003 (Pioneer Consulting, LLC, 2000). The outsourcing of engineering, installation, maintenance, and management of broadband wireless networks is expected to grow from $900 million in 2001 to $3.8 billion in 2003.

Most wireless networks use radio frequency (RF) to provide alternative network access for both data and voice applications. Radio frequency based wireless broadband networks are designed to run on radio frequencies that do not require a license (e.g. 2.4 Gigahertz and 5.7 Gigahertz), called "public bands", as well as frequencies that require the carrier to own a license (e.g. Multi-Channel Multipoint Distribution System (MMDS) and 3.5 Gigahertz). In the public band, the industry has adopted a specification that defines standards and attempts to create compatibility among vendors, which is called the IEEE 802.11b specification. However, this standard, which is more appropriate for indoor wireless connectivity than outdoor, sacrifices speed and cost for compatibility and mobility. The Company offers products that meet the IEEE (Institute of Electrical and Electronics Engineers) 802.11b specification, but because speed, range, and cost are most often more important to the users of fixed wireless equipment, the Company also offers a suite of products that do not strictly adhere to IEEE 802.11b and instead use slightly modified specifications that are more suitable for outdoor wireless connectivity.

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

The market for the Company's products is very competitive, and it is expected that competition will increase in the future, both with respect to current products and future products, which SPEEDCOM may develop. Within the wireless industry, business is intensely competitive and is characterized by rapid technological change, frequent introduction of new products and evolving industry standards. Management believes that the principal competitive factors in the fixed wireless broadband market include:

     . expertise and familiarity with 2.4 Gigahertz spread spectrum technology, wireless data communication protocols and broadband technology;

     .    product performance, features, functionality and reliability;
     .    price/performance characteristics;
     .    timeliness of new product introductions;
     .    adoption of emerging industry standards;
     .    customer service and support;
     .    size and scope of distribution network; and
     .    brand name.

Within the fixed wireless broadband industry, the primary competitors are Agere Systems, Aironet (part of Cisco Systems) and BreezeCom. The Company also experiences competition from a number of smaller companies that provide wireless data communication products. The Company also competes with offerings from local telephone companies and public telephone and telegraph operators around the world. These offerings typically consist of a data connection a customer leases from the local telephone operator, typically as part of a multi-year contract for services. The Company's products offer several advantages over telephone company based offerings: competitive performance, no recurring monthly payments, and return-on-investment often in less than 6 months. Because some telephone company based offerings can be used at distances greater than SPEEDCOM's products, the two types of solutions may also act as a complimentary solution for a customer. While some telephone company offerings have the advantage of being able to connect buildings at distances greater than can be done using wireless products, the two types of connections are not mutually exclusive and can be used in combination to connect remote buildings.

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

Business Strategy

SPEEDCOM's strategy is to continue providing a complete line of wireless broadband products and services to sell to Internet service providers and private data network users. SPEEDCOM intends to accomplish this primarily through its existing product line and the internal development of new products and services. SPEEDCOM also intends to promote the wider use of its products by establishing strategic relationships with partners who can reach additional segments of the market. SPEEDCOM may seek to acquire one or more companies which complement SPEEDCOM's product offerings in order to facilitate the Company's growth.

In January 2001, SPEEDCOM acquired worldwide rights for six years to PacketHop(TM), a wireless routing software developed by SRI International (SRI). PacketHop(TM) overcomes the traditional need for a direct line of sight between a base station and an end user's location. PacketHop(TM) allows a wireless system to find the closest connection, bounce the signal from location to location and remember the path. As a result, PacketHop(TM) enabled wireless networks will be able to reach a significantly higher percentage of an Internet service provider's potential customers than a normal fixed wireless network. SPEEDCOM does not believe that any other company currently has technology equivalent to PacketHop(TM). Under the terms of the agreement, SPEEDCOM obtains rights for six years to SRI's PacketHop(TM) technology in the fixed wireless infrastructure market for the primary frequencies, including 2.4 Gigahertz, MMDS, 3.5 Gigahertz and 5.7 Gigahertz. SRI International has become a shareholder of SPEEDCOM with a seat on SPEEDCOM's technical advisory board. SRI is entitled to receive a total of 325,000 shares of common stock of SPEEDCOM to be issued in four traunches. Each traunch is issuable on specific dates based on the achievement of certain performance goals. SPEEDCOM has also paid $210,000 in cash to SRI.

The Company's research and development expenses during the fiscal year ending December 31, 2000 and 1999 were $51,253 and $0, respectively. Budgeted research and development expenses for the fiscal year ending December 31, 2001 are $402,000.

Products/Services

SPEEDCOM offers a complete line of wireless broadband equipment. SPEEDCOM's high performance wireless bridge/router systems connect existing enterprise local area networks (LANs) for point-to-point and point-to-multi-point, campus area, or metropolitan area networks. Within the current product line, The Company offers eight low-end products, which can communicate at 11 Megabits per second at distances up to 25 miles, and one high-end product, which can communicate at 155 Megabits per second at distances up to 10 miles. Because the performance and distance a particular product is capable of reaching varies depending on the end-users network configuration, these values may vary from application to application. SPEEDCOM derives additional revenue from wireless equipment installation and field support services, which are contracted with its resellers and directly with end-users. These services include radio frequency site survey and path analysis, equipment installation and on site trouble shooting of problems during operation of the equipment.

SPEEDCOM is developing additional products with smaller size, greater functionality and greater ease of use for new markets. Currently, SPEEDCOM is developing a next generation of fixed wireless broadband products, which are to be based on the emerging 802.11a standard, operating in the 5.7 Gigahertz band. The new products will deliver throughput at rates up to 54 Megabits per second, nearly five times as fast as today's products. SPEEDCOM will utilize its own proprietary board design and software, including the PacketHop(TM) software licensed from SRI, utilizing many off the shelf radio components from one of several manufacturers of 54 Megabits per second chips (currently being developed). SPEEDCOM anticipates that these next generation products will be available in late-2001 and will position the Company to obtain a growing share of the rapidly expanding fixed wireless market. The Company is also in discussions with prospective partners to deploy the Company's products in the licensed MMDS and 3.5 Gigahertz frequency bands.

Operations

SPEEDCOM's manufacturing operations consist primarily of final assembly and testing at its manufacturing facility in Sarasota, Florida. The Company purchases, under contract manufacturing relationships, all of the circuit boards, integrated circuits and other components used in its products from third party suppliers.

All products are manufactured under a quality assurance system, which has been recognized as meeting the requirements of ISO-9001. ISO-9001 stands for "International Standardization Organization" with 9001 indicating an organization with design and development capabilities as well as manufacturing, sales and service. An impartial third party auditor, The National Standards Authority of Ireland (NSAI), reviews the quality system twice per calendar year to ensure compliance and continuous improvement of the system. Each company, by its own choosing, incorporates various processes and procedures in order to effectively manage its operations and related functions. The International Standards Organization has defined a series of standards by which the procedures and processes a company utilizes to manage its operations can be measured. The standard indicates a logical progression of processes a business should consider, evaluate and improve upon in order that the business may operate effectively. The internationally recognized accreditation is designed to provide potential customers an insight to the effectiveness of its business operations and instill in its customers confidence in SPEEDCOM's ability to provide quality products and services consistently. Furthermore, the accreditation enhances SPEEDCOM's ability to market its products and services internationally by validating this commitment. The National Standards Authority of Ireland is one of many organizations, accredited by the ISO governing body, to perform third party evaluations to determine compliance with the ISO standard.

SPEEDCOM was first certified in November 1998; the Company has since passed surveillance audits every 6 months, including one in November 2000.

Suppliers

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

Government Regulation

The Company is subject to various FCC rules and regulations in the United States. Current FCC regulations permit license-free operation in certain FCC-certified bands in the radio spectrum.

The Company's spread spectrum wireless products are intended for unlicensed operation primarily in the 2.4-2.4835 Gigahertz frequency bands. Operation in these frequency bands is governed by rules set forth in Part 15 of the FCC regulations. The Part 15 rules are designed to minimize the probability of interference to other users of the spectrum and, thus, accord Part 15 systems secondary status. In the event that there is interference between a primary user and a Part 15 user, a higher priority user can require the Part 15 user to curtail transmissions that create interference. The FCC, however, has established standards which create an irrefutable presumption of noninterference for Part 15 users and the Company believes that its products comply with these requirements. The Company's products also will be subject to regulatory requirements in international markets and, therefore, the Company will need to monitor the development of spread spectrum regulations in certain countries that represent potential markets for its products. Some countries require safety and electromagnetic compatibility testing in order for SPEEDCOM to sell its products.

Sales and Marketing

Sales are generated through two primary means: direct sales to our end customers and a well-developed VAR (value added resellers)/reseller channel who sell and service SPEEDCOM's products to a local or regional customer base.

SPEEDCOM currently has over 19 in-house salespeople who sell to certain end users (primarily Internet service providers and larger private data network clients). The sales force is also responsible for maintaining the value added reseller/reseller channel. SPEEDCOM currently has over 200 active value added resellers, resellers and other dealers.

Indirect sales (i.e. sales to dealers/value added resellers) have historically been the Company's main source of revenue. SPEEDCOM will continue to support this business channel, expanding both domestically and internationally. Telemarketing, supported by sales engineers for design services, provides the primary sales engines, augmented, in part, by a direct sales team to reach large corporate and institutional accounts as well as telecommunication carriers and Internet service providers.

Another existing sales channel is catalog sales. Private branding is expected to eliminate conflicts with the Company's other sales channels.

Customers

Although SPEEDCOM serves a large and varied group of customers, approximately 15% of SPEEDCOM's revenues for the year ended December 31, 2000 were derived from one customer (IFX/Communications Ventures). The loss of, or a significant curtailment of purchases by this customer, or other significant customers of the Company, could have a material adverse effect on the Company's business, financial condition and results of operations. No single customer accounted for 10% or more of SPEEDCOM's revenues for the year ended December 31, 1999.

Employees

SPEEDCOM currently has approximately 100 full time employees. None of SPEEDCOM's employees are represented by a labor union and SPEEDCOM believes that its relations with its employees are good.

Item 2.  Description of Property

SPEEDCOM currently leases approximately 16,480 square feet of office and light industrial space in Sarasota, Florida and has also leased offices in Miami, Dallas, San Diego, Calgary, Sao Paulo, Mexico City, Singapore and Shanghai. To address long-term capacity issues, SPEEDCOM has signed a 15 year lease for a to-be-constructed 40,000 square foot facility in Sarasota, Florida, which will include 8,000 square feet of manufacturing capacity. SPEEDCOM anticipates it will begin using the new facility during the fourth quarter of 2001. SPEEDCOM's rent for the first twelve months of the lease, including maintenance, will be approximately $57,000 per month for the new facility.

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

Per share trading price range:

2000                                        High              Low
First Quarter                              $ 3.59            $2.13
Second Quarter                             $11.72            $3.20
Third Quarter                              $22.90            $9.32
Fourth Quarter                             $10.25            $3.81

1999                                       High              Low
First Quarter                              $1.33             $0.80
Second Quarter                             $2.40             $1.00
Third Quarter                              $2.40             $1.73
Fourth Quarter                             $2.20             $1.60

Dividends have not been declared or paid during any periods presented.

As of March 16, 2001, there were 1,120 shareholders.

Recent Sales of Unregistered Securities

During the year ended December 31, 2000, the Company sold the following securities which were not registered under the Securities Act. The purchases and sales were exempt pursuant to Section 4(2) of the Securities Act (and/or Regulation D promulgated thereunder) as transactions by an issuer not involving a public offering , where the purchasers represented their intention to acquire the securities for investment only, not with a view to distribution, and received or had access to adequate information about the registrant.

1. 1,239,934 shares of common stock, warrants to purchase 84,238 shares of common stock (exercise price $8.72 per share) and warrants to purchase 114,610 shares of common stock (exercise price $6.54 per share) were issued for a total of $5,162,023 cash to 72 investors, 47 of which were accredited investors and 25 of which were not accredited investors.

2. 28,653 shares of common stock to our board member, R. Craig Roos, an accredited investor, in exchange for $95,000, a 6% promissory note and two months of consulting services.

3. 154,943 shares of common stock to 10 investors, all of which are accredited investors, for finder's fees and costs in connection with our merger with LTI.

4. 148,000 shares of common stock issued to Del Mar Consulting Group, an accredited investor, for services rendered in connection with the merger with LTI and for investor relations services.

5. 25,000 shares of common stock issued to H.C. Wainwright, an investment banker and accredited investor, and three of its principals, as a retainer for services to be rendered through April 2001 in connection with raising capital for the Company.

6. A $250,000 promissory note to Mr. Sanguinetti our former president and an accredited investor, together with 25,000 warrants for the purchase of common stock (exercise price $3.60 per share).

7. A $252,000 promissory note payable in cash or 70,000 shares of common stock, at the holder's option, to an accredited investor.

8. A $200,000 promissory note payable in cash or 50,000 shares of common stock, at the holder's option, to an accredited investor.

9. A $10,800 promissory note payable in cash or 3000 shares of common stock, at the holder's option, to an accredited investor.

10. A $40,000 subordinated promissory note convertible into 10,000 shares of common stock, to an accredited investor.

In addition, during the year ended December 31, 2000, two employees of the Company purchased 18,172 shares of common stock pursuant to the exercise of stock options at $2.62 per share. These purchases and sales were exempt pursuant to Rule 701 promulgated under the Securities Act.


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

Overview

SPEEDCOM is a multi-national company based in Sarasota, Florida. The Company employs approximately 100 people. Through its Wave Wireless Networking division, SPEEDCOM manufactures a variety of broadband wireless products, including its Speedlan family of wireless ethernet bridges and routers. Through its InstallGuys division, SPEEDCOM provides wireless installations and services. Internet service providers, telephone company operators and private organizations in more than 60 countries use SPEEDCOM products to provide "last-mile" wireless connectivity between multiple buildings at speeds up to 155 Megabits per second and distances of more than 25 miles.

Results of Operations

The following table sets forth the percentage of net revenues represented by certain items in the Company's Statements of Operations for the periods indicated.

                                               Fiscal Year Ended December 31,
                                               -------------------------------
                                                   2000             1999
                                               -------------------------------

Net revenues                                       100%             100%

Operating costs and expenses:
 Cost of goods and services                         54%              61%
 Salaries and related                               34%              32%
 General and administrative                         18%              11%
 Selling expenses                                   13%               8%
 Provision for bad debt                              2%               1%
 Depreciation and amortization                       2%               1%

                                               -------------------------------
                                                   123%             114%
                                               -------------------------------

Loss from operations                               (23)%            (14)%

Other income (expense):
 Interest expense, net                               0%              (2)%
 Other (expense) income, net                        (1)%              0%
                                               -------------------------------
                                                    (1)%             (2)%

                                               -------------------------------
Net loss                                           (24)%            (16)%
                                               ===============================

Fiscal 2000 Compared to Fiscal 1999

Net revenues increased 114% from approximately $4,978,000 in the year ended December 31, 1999 to approximately $10,662,000 in the year ended December 31, 2000. This increase was due to SPEEDCOM executing its business plan of expanding the business in a growing market for broadband wireless in 2000 coupled with SPEEDCOM's poor performance in the 1999 fiscal year due to its operating in a capital constrained position. Capital constraints in 1999 prevented SPEEDCOM from purchasing inventory timely, funding research and development, and promoting and selling the Company's products and limited necessary fixed asset purchases. Cost of goods and services increased 91% from approximately $3,025,000 for the year ended December 31, 1999 to approximately $5,784,000 for the year ended December 31, 2000, due primarily to increases in the Company's revenues. Revenues from customers in foreign geographic areas increased to 45% of revenues for the year ended December 31, 2000 as compared to 23% of revenues the year ended December 31, 1999. The percentage of sales that are from international customers is expected to increase slightly or remain stable in the year ended December 31, 2001.

Salaries and related, general and administrative and selling expenses increased by 175% from approximately $2,524,000 for the 1999 year to approximately $6,935,000 for the 2000 year. This increase was primarily due to an increase in employee headcount which increased salaries and related expenses approximately $2,018,000, spending on investor relations in connection with the merger of $200,000, increased spending on marketing and promotion, such as attendance at industry trade shows, of approximately $102,000, coupled with an unusually low expense level during 1999 due to the Company operating in a capital constrained position. Additionally, SPEEDCOM incurred higher professional fees of approximately $395,000 due to the requirement for two years of financial statement audits for Old SPEEDCOM during 2000 but did not incur any such expense for an audit in 1999 and significant non-recurring costs in 2000 associated with the Company's merger with LTI and application to the Nasdaq Small Cap Market.

Net interest expense decreased by approximately 66%, from approximately $108,000 for the year ended December 31, 1999 to approximately $36,000 for the year ended December 31, 2000. This decrease was due to the elimination in borrowings under SPEEDCOM's factoring line as a result of an infusion of equity in 2000 and continued paydown of SPEEDCOM's inventory- based loan facility.

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


                                                                         Three Months Ended
                                                       March            June           September         December
                                                 ----------------------------------------------------------------------
Fiscal 2000
Net revenues                                        $  1,846,599     $  2,154,383    $   3,182,673    $    3,478,823
Loss from operations                                $   (179,922)    $   (504,048)   $    (596,666)   $   (1,214,897)
Net loss                                            $   (178,176)    $   (500,524)   $    (598,882)   $   (1,300,185)
Net loss per common share                           $      (0.02)    $      (0.06)   $       (0.07)   $         (.14)
Weighted average shares outstanding                    7,662,726        7,977,218        8,213,558         9,196,994
Fiscal 1999
Net revenues                                        $  1,037,608     $    974,217    $   1,726,783    $    1,239,173
(Loss) income from operations                       $   (161,527)    $   (141,549)   $     149,252    $     (541,074)
Net (loss) income                                   $   (175,718)    $   (168,926)   $     129,208    $     (575,072)
Net loss per common share                           $      (0.03)    $      (0.02)   $        0.02    $        (0.08)
Weighted average shares outstanding                    6,982,692        6,982,713        7,058,160         7,212,098

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

In April 2001, SPEEDCOM entered into a one-year $3,000,000 bridge loan. The loan is due in April 2002 and bears interest at 9% for the first 90 days and 12% thereafter. As part of the transaction, SPEEDCOM issued 333,333 warrants to acquire SPEEDCOM common stock at $5.00 per share. The proceeds of the bridge note will be used to repay certain short-term debt and payables and for general working capital. The Company obtained net proceeds of approximately $2,700,000 for this bridge loan. Additional warrants are issuable contingent upon the date on which the loan is repaid. The holder of the loan has certain rights of first refusal on subsequent financings. Interest is due under the loan in quarterly installments with principal payable in total at the maturity date of the loan.

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

                                                       /s/ ERNST & YOUNG LLP
Tampa, Florida
April 13, 2001

                          SPEEDCOM WIRELESS CORPORATION
                                 BALANCE SHEETS

                                                                                   December 31,
                                                                              2000              1999
                                                                        ---------------------------------
Assets
Current assets:
   Cash                                                                 $        227,066     $    108,564
   Restricted cash                                                                    --           35,671
   Accounts receivable, net of allowances of $296,330 and $143,371 in
     2000 and 1999, respectively                                               1,788,206          515,155
   Lease receivable                                                               43,389               --
   Inventories, net of reserves of $32,596 and $55,576 in
     2000 and 1999, respectively                                               2,388,283          553,004
   Prepaid expenses and other current assets                                     732,753            7,182
                                                                        ---------------------------------
Total current assets                                                           5,179,697        1,219,576

Accounts receivable                                                              586,578               --
Property and equipment, net                                                      956,133          199,199
Lease receivable                                                                  36,157               --
Other assets, net                                                                158,405           44,284
Investments                                                                       76,994               --
                                                                        ---------------------------------
Total assets                                                            $      6,993,964     $  1,463,059
                                                                        =================================

Liabilities and stockholders' equity (deficit)
Current liabilities:
   Accounts payable                                                     $      2,673,570     $    817,092
   Current portion of accrued expenses                                           700,815          362,134
   Current portion of loans from stockholders                                    336,780           45,639
   Current portion of deferred revenue                                            90,047           83,005
   Current portion of notes and capital leases payable                            52,901          328,781
                                                                        ---------------------------------
Total current liabilities                                                      3,854,113        1,636,651

Accrued expenses, net of current portion                                              --           12,000
Loans from stockholders, net of current portion                                  203,733               --
Deferred revenue, net of current portion                                          50,141           63,616
Notes and capital leases payable, net of current portion                          57,294           99,154

Stockholders' equity (deficit):
   Common stock, $.001 par value, 30,000,000 shares authorized,
     9,289,529 and 7,351,323 shares issued and outstanding in 2000
     and 1999, respectively                                                        9,289            7,351
   Preferred stock, 10,000,000 shares authorized                                      --               --
   Additional paid-in capital                                                  7,889,817        2,061,943
   Accumulated deficit                                                        (4,995,423)      (2,417,656)
   Notes receivable - related party                                              (75,000)              --
                                                                        ---------------------------------
Total stockholders' equity (deficit)                                           2,828,683         (348,362)
                                                                        ---------------------------------
Total liabilities and stockholders' equity (deficit)                    $      6,993,964     $  1,463,059
                                                                        =================================

See accompanying notes.

                         SPEEDCOM WIRELESS CORPORATION
                           STATEMENTS OF OPERATIONS

                                                                        Years Ended December 31,
                                                                        2000               1999
                                                                 ---------------------------------
   Net revenues                                                  $    10,662,478      $  4,977,781

   Operating costs and expenses:
      Cost of goods and services                                       5,784,415         3,025,034
      Salaries and related                                             3,596,052         1,578,440
      General and administrative                                       1,920,392           543,782
      Selling expenses                                                 1,418,514           402,230
      Provision for bad debt                                             272,957            78,827
      Depreciation and amortization                                      165,681            44,366
                                                                 ---------------------------------
                                                                      13,158,011         5,672,679
                                                                 ---------------------------------

   Loss from operations                                               (2,495,533)         (694,898)

   Other income (expense):
      Interest expense, net                                              (36,402)         (107,763)
      Other (expense) income, net                                        (45,832)           12,153
                                                                 ---------------------------------
                                                                         (82,234)          (95,610)
                                                                 ---------------------------------
   Net loss                                                      $    (2,577,767)     $   (790,508)
                                                                 =================================
   Net loss per common share:
      Basic and diluted                                          $         (0.31)     $      (0.11)
                                                                 =================================
   Shares used in computing basic and diluted net loss per
      share                                                            8,266,693         7,059,753
                                                                 =================================

See accompanying notes.

                         SPEEDCOM WIRELESS CORPORATION
            STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                   Common Stock
                                             Shares            Amount      Additional    Accumulated          Note         Total
                                                                             Paid-in       Deficit         Receivable
                                                                             Capital
Balance at January 1, 1999                  6,981,693          $6,982     $1,125,619    $(1,627,148)       $     --    $  (494,547)
 Issuance of common stock for cash            417,892             417        966,386             --              --        966,803
 Issuance of common stock for services          9,043               9         19,881             --              --         19,890
   Treasury shares purchased                  (57,305)            (57)       (49,943)            --              --        (50,000)
   Net loss                                        --              --             --       (790,508)             --       (790,508)
                                          ------------------------------------------------------------------------------------------

Balance at December 31, 1999                7,351,323           7,351      2,061,943     (2,417,656)             --       (348,362)
 Issuance of common stock and               1,950,834           1,951      5,370,807             --              --      5,372,758
     warrants for cash
 Exercise of stock options                     18,822              19         49,295             --              --         49,314
 Issuance of common stock for                  28,653              28         99,972             --         (95,000)         5,000
     note and consulting services
 Services rendered and payment                     --              --             --             --          20,000         20,000
     collected on note
 Issuance of common stock for                 125,000             125        531,125                                       531,250
     services
 Treasury shares purchased                   (185,103)           (185)      (223,325)            --              --       (223,510)
 Net loss                                          --              --             --     (2,577,767)             --     (2,577,767)
                                          ------------------------------------------------------------------------------------------

Balance at December 31, 2000                9,289,529          $9,289     $7,889,817    $(4,995,423)       $(75,000)   $ 2,828,683
                                          ==========================================================================================

See accompanying notes.

                         SPEEDCOM WIRELESS CORPORATION
                           STATEMENTS OF CASH FLOWS

                                                                                  Years Ended December 31,
                                                                                   2000             1999
                                                                              --------------------------------
Operating activities
Net loss                                                                      $  (2,577,767)    $  (790,508)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                    165,681          55,457
   Provision for bad debt                                                           272,957          78,827
   Provision for inventory obsolescence                                             (22,980)         44,576
   Gain on sale of assets                                                                --          (3,350)
   Common stock issued for services                                                 220,000          19,890
   Changes in operating assets and liabilities:
      Restricted cash                                                                35,671          37,198
      Accounts receivable                                                        (2,132,586)        196,966
      Lease receivable                                                              (79,546)             --
      Inventories                                                                (1,812,299)        237,992
      Prepaid expenses and other current assets                                    (394,321)          1,828
      Other assets                                                                 (191,115)        (12,082)
      Accounts payable and accrued expenses                                       2,183,159        (708,224)
      Deferred revenue                                                               (6,433)         56,250
                                                                              --------------------------------
Net cash used in operating activities                                            (4,339,579)       (785,180)

Investing activities
Proceeds from sale of equipment                                                          --           3,350
Purchases of equipment                                                             (922,615)        (74,547)
                                                                              --------------------------------
Net cash used in investing activities                                              (922,615)        (71,197)

Financing activities
Repayments of advances from factor                                                 (111,731)       (115,584)
Proceeds from sale of common stock and warrants                                   5,422,072         966,803
Proceeds from loans from stockholders                                               540,513              --
Payments of loans from stockholders                                                 (45,639)             --
Proceeds from issuance of note                                                       12,500         223,300
Payments of notes and capital leases                                               (213,509)        (59,578)
Purchase of treasury stock                                                         (223,510)        (50,000)
                                                                              --------------------------------
Net cash provided by financing activities                                         5,380,696         964,941
                                                                              --------------------------------

Net increase in cash                                                                118,502         108,564
Cash at beginning of year                                                           108,564              --
                                                                              --------------------------------
Cash at end of year                                                           $     227,066     $   108,564
                                                                              ================================

See accompanying notes.

                         SPEEDCOM WIRELESS CORPORATION
                     STATEMENTS OF CASH FLOWS (CONTINUED)


                                                                    Years Ended December 31,
                                                                      2000              1999
                                                                 --------------------------------
Supplemental disclosure of cash flow information
Cash paid for interest                                               $  20,931       $  28,667

Supplemental disclosure of noncash investing and financing
   activities
Increase in capital lease obligations                                       --       $   8,501
Common stock issued for services                                     $ 551,250       $  19,890
Common stock issued for note                                         $  95,000              --
See accompanying notes.

                          SPEEDCOM WIRELESS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

1.  Business

SPEEDCOM Wireless Corporation was incorporated in Florida on March 16, 1994 and reincorporated in Delaware on September 26, 2000. The Company manufactures and installs custom broadband wireless networking equipment for business and residential customers internationally. Through its Wave Wireless Networking division, the Company manufactures a variety of broadband wireless products, including the Speedlan family of wireless ethernet bridges and routers. Internet service providers, telephone company operators and private organizations in over 60 countries use SPEEDCOM products to provide "last-mile" wireless connectivity between multiple buildings at speeds up to 100 Megabits per second and distances of up to 25 miles. SPEEDCOM Wireless Corporation is an ISO 9001 registered company.

2.  Basis of Presentation

On September 26, 2000, SPEEDCOM Wireless International Corporation merged with LTI. The parties renamed the combined company SPEEDCOM Wireless Corporation and continued the business of Old SPEEDCOM. Pursuant to the terms of the merger agreement, LTI effected a 1 for 4.26 reverse stock split prior to the merger. The reverse stock split reduced the number of LTI's outstanding common shares to 655,958, the number of shares issuable upon exercise of LTI's stock warrants to 1,966,927 and the number of shares issuable upon exercise of LTI's purchase options to 39,950. The merger was also effected with the issuance by LTI of 8,515,778 shares of its common stock, on a 1.146 for 1 basis, for the outstanding common shares of Old SPEEDCOM, which included an additional 1,084,873 shares issued to Old SPEEDCOM shareholders as a closing adjustment under the merger agreement. All shares issued pursuant to the reverse merger were included in calculating the Net loss per common share.

Since LTI was a non-operating shell company, the merger was treated as a recapitalization of the Company for accounting purposes. As a result, the Company recorded the transaction as the issuance of common stock for the net monetary assets of LTI (principally cash), accompanied by a recapitalization of equity. The Company recorded a net increase in equity of $1,215,937, which represented the total net assets of LTI, which is included in the Issuance of common stock and warrants for cash line item of the Statements of Changes in Stockholders' Equity (Deficit). The Company has recorded the transaction to reflect the shares outstanding under the current structure. There has been no change in the basis under which the assets and liabilities of the Company are recorded. Accordingly, except as specifically noted to the contrary, (1) the financial information herein that predates the merger consists of information about Old SPEEDCOM, and (2) all references to SPEEDCOM or the Company refer to Old SPEEDCOM before the merger and to the combined company after the merger. The financial statements presented in this Form 10-KSB/A reflect the financial position of the remaining legal entity, LTI, which subsequently changed its name to SPEEDCOM Wireless Corporation. All shares, options and warrants issued by SPEEDCOM prior to the merger have been retroactively restated for all periods presented to reflect the 1.146 for 1 merger exchange ratio.

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

3.  Summary of Significant Accounting Policies

Revenue Recognition

The Company contracts with customers under short-term (generally two to four weeks in duration) arrangements to configure, assemble, and install wireless communications products. The Company recognizes revenue on its wireless communications products upon shipment as title transfer occurs at the time of shipment. The Company does not extend any form of price protection to its customers or resellers. Customers may exchange or return merchandise within 30 days if the product is found to be non-functional upon delivery. The Company also sells extended maintenance agreements, for periods of one to three years. Revenue on extended maintenance agreements is deferred and recognized on a straight-line basis over the term of the agreement.

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

Impairment of Long-Lived Assets

In accordance with SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, the Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. This review consists of a comparison of the carrying value of the asset held for use in operations with the asset's expected future undiscounted cash flows with interest costs. Estimates of expected future cash flows represent management's best estimate based on reasonable and supportable assumptions and projections. If the expected future cash flow exceeds the carrying value of the asset, no impairment is recognized. If the carrying value of the asset exceeds the expected future cash flows, an impairment exists and is measured by the excess of the carrying value over the fair value of the asset. Any impairment provisions recognized are permanent and may not be restored in the future. No impairment loss was recognized in 2000 or 1999.

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

5. Inventories

A summary of inventories at December 31, 2000 and 1999 is as follows:

                                             2000             1999
                                         ------------------------------

Component parts                          $   1,156,966    $     458,385
Completed assemblies                         1,231,317           94,619
                                         ------------------------------
                                         $   2,388,283    $     553,004
                                         ==============================

6. Property And Equipment

A summary of property and equipment at December 31, 2000 and 1999 is as follows:

                                             2000             1999
                                         -----------------------------

Computer and office equipment            $   822,006       $   192,952
Automobiles                                   51,737            43,637
Leasehold improvements                        86,207            18,706
Furniture and fixtures                       135,415            16,775
Store and warehouse                          101,719            22,117
Construction in progress                      49,244            29,526
                                         -----------------------------
                                           1,246,328           323,713
Less accumulated depreciation               (290,195)         (124,514)
                                         -----------------------------
                                         $   956,133       $   199,199
                                         =============================

Property and equipment included computer and office equipment of $67,797 acquired under capital lease arrangements at December 31, 2000 and 1999. Amortization and depreciation expense amounted to $165,681 and $55,457 for the years ended December 31, 2000 and 1999, respectively. Amortization of assets under capital lease arrangements is included in depreciation expense.

7. Accrued Expenses

A summary of accrued expenses at December 31, 2000 and 1999 is as follows:

                                             2000             1999
                                         ------------------------------

Accrued payroll                          $   287,252       $     79,956
Accrued commissions                          109,052             10,673
Other                                        304,511            271,505
                                         ------------------------------
                                         $   700,815       $    362,134
                                         ==============================

8. Loans from Stockholders

A summary of unsecured stockholder loans at December 31, 1999 is as follows:

      19% note payable originally due February 28, 1998    $    5,139
      19% note payable originally due December 19, 1998        16,000
      19% note payable originally due January 21, 1999         15,000
      19% note payable originally due November 13, 1999         7,500
      19% note payable originally due November 25, 1999         2,000
                                                           ----------
                                                           $   45,639
                                                           ==========

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

9.  Notes and Capital Leases Payable

A summary of notes and capital leases payable at December 31, 2000 and 1999 is as follows:

                                                                              2000             1999
                                                                       ------------------------------------
     12% promissory note, originally due September 1999,
         in default at December 31, 1999                                     $     --         $ 175,000
     Advances under accounts receivable factor arrangement                         --           111,731
     10.5% bank note payable in monthly installments through June
         2003, secured by equipment and inventories                            46,631            61,032
     8%-10.6% automobile loans payable in monthly installments through
         January 2003, secured by equipment                                    29,460            28,821
     Capital lease obligations                                                 34,104            51,351
                                                                       ------------------------------------
                                                                              110,195           427,935
     Less current portion                                                     (52,901)         (328,781)
                                                                       ------------------------------------
                                                                             $ 57,294         $  99,154
                                                                       ====================================

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

Aggregate future maturities of notes and capital leases payable as of December 31, 2000 are as follows:

                                                                           Notes           Leases
                                                                   ------------------------------------
     2001                                                                 $33,586          $ 24,042
     2002                                                                  23,570            12,455
     2003                                                                  15,434             6,211
     2004                                                                   2,970                --
     2005 and thereafter                                                      531                --
                                                                   ------------------------------------
     Total maturities and payments                                        $76,091          $ 42,708
                                                                   ==================------------------
     Less amount representing interest                                                       (8,604)
                                                                                     ------------------
     Less current portion                                                                   (19,315)
                                                                                     ------------------
                                                                                           $ 14,789
                                                                                     ==================

10.  Income Taxes

A reconciliation of the differences between the effective income tax rate and the statutory federal tax rate follows:

                                                                            2000            1999
                                                                   ------------------------------------
     Tax at U.S. statutory rate                                           (34.00)%         (34.00)%
     State taxes, net of federal benefit                                   (3.58)           (3.61)
     Change in valuation allowance                                         37.10            37.44
     Other                                                                  0.48             0.17
                                                                   ------------------------------------
                                                                            0.00%            0.00%
                                                                   ====================================

Significant components of the Company's deferred tax assets and liabiltities are as follows:

                                                                          2000             1999
                                                                   ------------------------------------
     Deferred tax assets:
        Net operating loss carryforwards                              $ 1,643,440       $   768,447
        Accounts receivable                                               111,509            53,951
        Deferred revenue                                                   52,753            55,174
        Accrued expenses                                                   43,288            20,865
        Other                                                              24,605            20,913
                                                                   ------------------------------------
     Gross deferred tax assets                                          1,875,595           919,350
     Less:  valuation allowance                                        (1,875,595)         (919,350)
                                                                   ------------------------------------
     Net deferred tax asset                                           $        --       $        --
                                                                   ====================================

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

11. Stockholders' Equity

During the year ending December 31, 2000, the following shares of common stock were issued for cash:

              Number of Shares                         Price
          -----------------------------------------------------

                    4,584                              $1.96
                  105,441                              $2.18
                  229,220                              $2.84
                      656                              $3.05
                  498,267                              $3.49
                   84,238                              $4.36
                   47,755                              $5.24
                  186,773                              $6.98
                   83,000                              $7.35


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

During August 2000, 9,004 options were exercised for $2.62 per share. During October 2000, 9,168 options were exercised for $2.62 per share. During December 2000, 650 options were exercised for $2.62 per share. The Company also issued 154,943 shares of common stock for finder's fees and costs incurred in connection with the merger as discussed in Note 2 above. Pursuant to the merger as discussed above and in Note 2, in September 2000, LTI effected a 1 for 4.26 reverse stock split which reduced the number of LTI's outstanding common shares to 655,958, the number of LTI's stock warrants to 1,966,927 and the number of LTI's purchase options to 39,950. The merger was also effected with the issuance by LTI of 8,515,778 shares of its common stock, on a 1 for 1.146 basis, for the outstanding common shares of Old SPEEDCOM, which included an additional 1,084,873 shares issued to Old SPEEDCOM shareholders as a closing adjustment under the merger agreement. Net proceeds on the sales of stock during the year ending December 31, 2000 amounted to $5,422,072. The merger agreement did not change the terms of the issued stock options other than the adjustment of the quantity and share price for the 1.146 for 1 exchange ratio.

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

Employee stock option activity was as follows during the years ended December 31, 2000 and 1999:

                                                       2000                               1999
                                          Options       Weighted Average      Options      Weighted Average
                                                         Exercise Price                     Exercise Price
     Outstanding--
        Beginning of year                 1,721,298             $2.62          1,092,176            $2.62
        Granted at market price           1,293,156              3.35            659,551             2.62
        Exercised                           (18,822)             2.62                 --               --
        Expired or cancelled                (57,654)             3.24            (30,429)            2.62
                                      -------------------------------------------------------------------------
     Outstanding - end of year            2,937,978             $2.95          1,721,298            $2.62
     Exercisable as of December 31        1,037,579             $2.62            344,303            $2.62
                                      =========================================================================

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows at December 31, 2000 and 1999:


                                                                               2000             1999
                                                                        ------------------------------------
          Reported net loss                                               $(2,577,767)     $  (790,508)
          Estimated fair value of options                                    (527,634)        (138,451)
                                                                        ------------------------------------
          Pro forma net loss                                              $(3,105,401)     $  (928,959)
                                                                        ====================================
          Reported net loss per share: basic and diluted                  $     (0.31)     $     (0.11)
          Effect for the fair value of options                                  (0.07)           (0.02)
                                                                        ------------------------------------
          Pro forma net loss                                              $     (0.38)     $     (0.13)
                                                                        ====================================

12.  Leases

The Company leases office and manufacturing facilities, computer and office equipment under operating leases. Rent expense under operating leases, amounted to $243,167 and $80,002 for the years ended December 31, 2000 and 1999, respectively. Future noncancellable lease payments under operating leases for each year ended December 31 are as follows: 2001-$227,615; 2002-$75,611; 2003-$35,122; 2004-$24,822; and 2005-
$11,015.

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

In April 2001, SPEEDCOM borrowed $3,000,000 from a Connecticut based hedge fund. The loan is due in April 2002 and bears interest at 9% for the first 90 days and 12% thereafter. As part of the transaction, SPEEDCOM issued 333,333 warrants to acquire SPEEDCOM stock at $5.00 per share. Additional warrants are issuable contingent upon the date on which the loan is repaid. The holder of the loan has certain rights of first refusal on subsequent financings. Interest is due under the loan in quarterly installments with principle payable in total at the maturity date of the loan. The Company obtained net proceeds of approximately $2,700,000 for this bridge loan, which will be used to repay certain short-term debt and payables for general working capital.

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

SPEEDCOM Wireless Corporation

/s/ Michael W. McKinney      Chairman, Chief Executive        November 16, 2001
-------------------------
Michael W. McKinney          Officer and Director


/s/ Sara Byrne               Vice President of Finance        November 16, 2001
-------------------------
Sara Byrne                   and Accounting acting as
                             Controller and Chief Financial
                             Officer

/s/ R. Craig Roos            Vice Chairman and Director       November 16, 2001
-------------------------
R. Craig Roos

/s/ Bruce Sanguinetti        Director                         November 16, 2001
-------------------------
Bruce Sanguinetti

/s/ John T. von Harz III     Director                         November 16, 2001
-------------------------
John T. von Harz III

/s/ Mark Boyce               Director                         November 16, 2001
-------------------------
Mark Boyce

Exhibit Index

Number       Description
2.1(1)       Asset Purchase Agreement between Packaging Atlanta Corporation and Laminating Technologies Inc. dated April 26, 1999
2.2          Agreement and Plan of Merger by and between SPEEDCOM Wireless International Corporation and LTI Holdings, Inc., dated as of August 4, 2000 (included as Appendix A to the proxy statement/prospectus filed as part of Form S-4 Registration Statement
(File No. 333-43098) and incorporated herein by reference)
3.1(8)       Amended and Restated Certificate of Incorporation of SPEEDCOM Wireless Corporation, as amended
3.2(4)       Amended and Restated  Bylaws
3.3(6)       Amended and Restated Bylaws of SPEEDCOM Wireless Corporation
4.1(2)       Form of Bridge Note
4.2(2)       Form of Warrant Agreement
4.3(2)       Form of Underwriter's Unit Purchase Option
4.4(6)       Purchase Agreement, dated April 13, 2001, by and among SPEEDCOM Wireless Corporation and the Purchasers, as defined therein
4.5(6)       Registration Rights Agreement, dated April 13, 2001, by and among SPEEDCOM Wireless Corporation and the Purchasers, as defined 4.6(6) Form of Warrant of SPEEDCOM Wireless Corporation, dated April 13, 2001
4.7(7)       Note and Warrant Purchase Agreement by and among SPEEDCOM Wireless Corporation, S.A.C. Capital Associates, LLC, SDS
Merchant Fund, L.P., Oscar Private Equity Investments, L.P. and Bruce Sanguinetti
4.8(7)       Promissory Note for $500,000 issued to S.A.C. Capital Associates, LLC
4.9(7)       Promissory Note for $250,000 issued to SDS Merchant Fund, L.P.
4.10(7)      Promissory Note for $750,000 issued to Oscar Private Equity Investments, L.P.
4.11(7)      Promissory Note for $250,000 issued to Bruce Sanguinetti
4.12(7)      Warrant No. W-1 to Purchase 146,667 Shares of Common Stock issued to S.A.C. Capital Associates, LLC
4.13(7)      Warrant No. W-2 to Purchase 73,333 Shares of Common Stock issued to SDS Merchant Fund, L.P.
4.14(7)      Warrant No. W-3 to Purchase 220,000 Shares of Common Stock issued to Oscar Private Equity Investments, L.P.
4.15(7)      Warrant No. W-4 to Purchase 73,333 Shares of Common Stock issued to Bruce Sanguinetti
4.16(8)      Purchase Agreement, dated August 23, 2001, by and among SPEEDCOM Wireless Corporation and the Purchasers, as defined herein
4.17(8)      Registration Rights Agreement, dated August 23, 2001, by and among SPEEDCOM Wireless Corporation and the Purchasers, defined herein 4.18(8) Form of Series A Warrant of SPEEDCOM Wireless Corporation dated August 23, 2001
4.19(8)      Form of Series B Warrant of SPEEDCOM Wireless Corporation dated August 23, 2001
4.20(8)      Settlement Agreement between SPEEDCOM Wireless Corporation and I.W. Miller Group, Inc. dated June 25, 2001
10.1(3)      Registration Rights Agreement between the registrant and Michael E. Noonan
10.2(2)*     Amended and Restated 1996 Stock Option Plan
10.3(2)*     Form of Indemnification Agreement
10.4(4)*     Executive Employment Agreement between SPEEDCOM Wireless International Corporation and Jay O. Wright
10.5(4)*     Executive Employment Agreement between SPEEDCOM Wireless International Corporation and Bruce Sanguinetti
10.6(4)*     Executive Employment Agreement between SPEEDCOM Wireless International Corporation and Michael McKinney
10.7(4)*     Non-Qualified Stock Option Agreement
10.8(4)*     Non-Qualified Stock Option Plan
10.9(9)      Promissory Note for $250,000 issued to Bruce Sanguinetti dated December 6, 2000.
10.10(9)     Promissory Note for $40,000 issued to Bill Davis dated May 11, 2001.
10.11(9)     Lease Agreement between SPEECOM Wireless Corporation and Lakewood Ranch Properties, LLC.
10.12(9)     Intellectual Property License Agreement between SPEEDCOM Wireless Corporation and SRI International
16.1(5)      Letter on change of certifying accountant
23.1(5)      Consent of Independent Certified Public Accountants
24.1(8)      Powers of Attorney
------------
(1)          Incorporated by reference to the registrant's Definitive Proxy Statement dated May 27, 1999.
(2)          Incorporated by reference to the registrant's Registration Statement on Form SB-2 (File No. 333-6711) filed with the
SEC on June 24, 1996.

(3)          Incorporated by reference to Amendment No. 1 to the registrant's Registration Statement on Form SB-2 (File No. 333-
6711) filed with the SEC on July 31, 1996.
(4)          Incorporated by reference to the Form 8-K filed October 11, 2000.
(5)          Incorporated by reference to the Form 10-KSB filed April 17, 2001.
(6)          Incorporated by reference to the Form 10-QSB filed May 14, 2001.
(7)          Incorporated by reference to the Form 8-K filed July 2, 2001.
(8)          Incorporated by reference to the Form S-3 filed September 18, 2001.
(9)          Incorporated by reference to the Form 10-QSB filed November 14, 2001.

* Management contract or compensatory plan.