Form 10QSB/A
period 2001-03-31
SPEEDCOM WIRELESS CORP
filed 2001-11-16
CIK 1014343

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDING MARCH 31, 2001
                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM __________ TO ____________

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

                         SPEEDCOM WIRELESS CORPORATION

               FORM 10-QSB/A FOR THE PERIOD ENDED MARCH 31, 2001

                                     INDEX

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheets as of March 31, 2001 and December 31, 2000          3
          Statements of Operations for the three months ended
                March 31, 2001 and 2000                                      4
          Statements of Cash Flows for the three months ended
                March 31, 2001 and 2000                                      5
          Notes to Financial Statements                                      7

Item 2.   Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                   11

PART II.  OTHER INFORMATION

Item 2.   Recent Sales of Unregistered Securities                           19

Item 4. Submission of Matters to a Vote of Security Holders                 19

Item 6. Exhibits and Reports on Form 8-K                                    19

Signatures                                                                  19

Exhibit Index                                                               19

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                         SPEEDCOM WIRELESS CORPORATION
                                BALANCE SHEETS

                                                                            March 31,       December 31,
                                                                              2001              2000
                                                                        ---------------------------------
Assets                                                                      (unaudited)
Current assets:
   Cash                                                                  $       193,112    $     227,066
   Accounts receivable, net of allowances of  $305,561 and $296,330 in
     2001 and 2000, respectively                                               1,806,198        1,788,206
   Leases receivable                                                             571,767           43,389
   Inventories, net                                                            1,892,825        2,388,283
   Prepaid expenses and other current assets                                     635,213          732,753
                                                                        ---------------------------------
Total current assets                                                           5,099,115        5,179,697

Accounts receivable                                                                   --          586,578
Property and equipment, net                                                    1,075,747          956,133
Leases receivable                                                                888,289           36,157
Other assets, net                                                                269,394          158,405
Investments                                                                       90,910           76,994
Software license                                                                 827,500               --
                                                                        ---------------------------------
Total assets                                                             $     8,250,955    $   6,993,964
                                                                        =================================

Liabilities and stockholders' equity Current liabilities:
   Accounts payable                                                      $     1,948,680    $   2,673,570
   Accrued expenses                                                              804,472          700,815
   Current portion of loans from stockholders                                    796,236          336,780
   Current portion of deferred revenue                                           120,884           90,047
   Current portion of notes and capital leases payable                           483,092           52,901
                                                                        ---------------------------------
Total current liabilities                                                      4,153,364        3,854,113

Loans from stockholders, net of current portion                                1,500,000          203,733
Deferred revenue, net of current portion                                          32,837           50,141
Notes and capital leases payable, net of current portion                          46,192           57,294
Common stock to be issued                                                        650,000               --

Stockholders' equity:
   Common stock, $.001 par value, 30,000,000 shares authorized,
     9,325,523 and 9,289,529 shares issued and outstanding in 2001
     and 2000, respectively                                                        9,325            9,289
   Preferred stock, 10,000,000 shares authorized                                      --               --
   Additional paid-in capital                                                  8,024,213        7,889,817
   Accumulated deficit                                                        (6,164,976)      (4,995,423)
   Notes receivable - related party                                                   --          (75,000)
                                                                        ---------------------------------
Total stockholders' equity                                                     1,868,562        2,828,683
                                                                        ---------------------------------
Total liabilities and stockholders' equity                               $     8,250,955    $   6,993,964
                                                                        =================================

See accompanying notes.

                          SPEEDCOM WIRELESS CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                     Three Months Ended March 31,
                                                                       2001                2000
                                                                    ------------------------------
   Net revenues                                                     $  4,017,275      $  1,846,599

   Operating costs and expenses:
      Cost of goods and services                                       2,234,491           844,205
      Salaries and related                                             1,315,406           682,874
      General and administrative                                         850,982           351,780
      Selling expenses                                                   518,722           132,662
      Provision for bad debt                                               1,674                --
      Depreciation and amortization                                      107,200            15,000
                                                                    ------------------------------
                                                                       5,028,475         2,026,521
                                                                    ------------------------------

   Loss from operations                                               (1,011,200)         (179,922)

   Other income (expense):
      Interest expense, net                                             (160,766)           (1,476)
      Other income, net                                                    2,413             3,222
                                                                    ------------------------------
                                                                        (158,353)            1,746
                                                                    ------------------------------
   Net loss                                                         $ (1,169,553)     $   (178,176)
                                                                    ==============================

   Net loss per common share:
      Basic and diluted                                             $      (0.13)     $      (0.02)
                                                                    ==============================
   Shares used in computing basic and diluted net loss
      per share                                                        9,313,863         7,662,726
                                                                    ==============================

See accompanying notes.

                          SPEEDCOM WIRELESS CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                  Three Months Ended March 31,
                                                                       2001           2000
                                                                  ----------------------------
Operating activities
Net loss                                                          $ (1,169,553)  $    (178,176)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                     107,200          15,000
     Provision for bad debt                                              1,674              --
     Common stock issued for services                                   10,000              --
     Amortization of original issue discount                            93,390              --
     Changes in operating assets and liabilities:
         Restricted cash                                                    --          35,671
         Accounts receivable                                          (766,088)       (456,140)
         Leases receivable                                             (47,510)             --
         Inventories                                                   495,458        (189,673)
         Prepaid expenses and other current assets                      97,540         (80,141)
         Intangibles                                                  (210,000)             --
         Other assets                                                 (124,905)           (674)
         Accounts payable and accrued expenses                         (62,791)        (68,842)
         Deferred revenue                                               13,533              --
                                                                  ----------------------------
Net cash used in operating activities                               (1,562,052)       (922,975)

Investing activities
Purchases of equipment                                                (194,314)       (166,781)
                                                                  ----------------------------
Net cash used in investing activities                                 (194,314)       (166,781)

Financing activities
Proceeds from sale of common stock and warrants                         94,432       2,004,091
Proceeds from loans from stockholders                                1,770,000         (45,639)
Proceeds from issuance of notes                                             --          40,000
Payments of notes and capital leases                                  (142,020)       (308,003)
                                                                  ----------------------------
Net cash provided by financing activities                            1,722,412       1,690,449
                                                                  ----------------------------

Net (decrease) increase in cash                                        (33,954)        600,693
Cash at beginning of period                                            227,066         108,564
                                                                  ----------------------------
Cash at end of period                                             $    193,112   $     709,257
                                                                  ============================

See accompanying notes.

                          SPEEDCOM WIRELESS CORPORATION
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (unaudited)

                                                                  Three Months Ended March 31,
                                                                       2001           2000
                                                                  ----------------------------
Supplemental disclosure of noncash activities

Conversion of accounts receivable to lease receivable              $ 1,333,000              --
Conversion of accounts payable to notes payable                    $   558,442              --
Common stock to be issued for software license                     $   650,000              --
Conversion of debt to equity                                       $    40,000              --

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

Since LTI was a non-operating shell company, the merger was treated as a recapitalization of the Company for accounting purposes. As a result, the Company recorded the transaction as the issuance of common stock for the net monetary assets of LTI (principally cash), accompanied by a recapitalization of equity. The Company recorded a net increase in equity of $1,215,937, which represented the total net assets of LTI. The Company has recorded the transaction to reflect the shares outstanding under the current structure. There has been no change in the basis under which the assets and liabilities of the Company are recorded. Accordingly, except as specifically noted to the contrary,
(1) the financial information herein that predates the merger consists of information about Old SPEEDCOM, and (2) all references to SPEEDCOM or the Company refer to Old SPEEDCOM before the merger and to the combined company after the merger. The financial statements presented in this Form 10-QSB/A reflect the financial position of the remaining legal entity, LTI, which subsequently changed its name to SPEEDCOM Wireless Corporation. All shares, options and warrants issued by SPEEDCOM prior to the merger have been retroactively restated for all periods presented.

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

7. Notes and Capital Leases Payable

A summary of notes and capital leases payable at March 31, 2001 and December 31, 2000 is as follows:

                                                                            2001             2000
                                                                       -------------------------------
                                                                         (unaudited)
     10.5% bank note payable in monthly installments through             $  42,446         $  46,631
         June 2003, secured by equipment and inventories
     8%-10.6% automobile loans payable in monthly                           26,233            29,460
         installments through January 2003, secured by equipment
     Capital lease obligations                                              29,175            34,104
     12% promissory note payable in monthly installments                   122,205                --
         through June 2001
     12% promissory note payable in monthly installments                   148,167                --
         through July 2001
     5% promissory note payable in monthly installments                    161,058                --
         through August 2001
                                                                       -------------------------------
                                                                           529,284           110,195
     Less current portion                                                 (483,092)          (52,901)
                                                                       -------------------------------
                                                                         $  46,192         $  57,294
                                                                       ===============================

The 12% promissory note payable in monthly installments through July 2001 was repaid in April 2001.

8. Shareholder's Equity

In January 2001, SPEEDCOM acquired worldwide exclusive rights for six years to PacketHop(TM), a revolutionary wireless routing software developed by SRI International (SRI). PacketHop(TM) overcomes the traditional need for a direct line of sight between a base station and an end user's location. Under the terms of the agreement, SPEEDCOM obtains worldwide exclusive rights for six years (and perpetually on a non-exclusive basis thereafter) to SRI's PacketHop(TM) technology in the fixed wireless infrastructure market for the primary frequencies below 6 GHz. SRI International is entitled to receive a total of 325,000 shares of common stock of SPEEDCOM to be issued in four traunches. The first traunch was granted in January for 100,000 shares at $6.50 per share. The first traunch was due on signing of the agreement. The remaining traunches are due on achievement of certain performance criteria. The shares were issued in April and as of March 31, 2001, these shares were included in the Software license and Common stock to be issued line items on the balance sheet. The remaining three traunches are based on certain performance criteria that have not been achieved and have not been recorded. SPEEDCOM also has paid $210,000 in cash, included in the Software license line item on the balance sheet, which is being amortized over the six years of the agreement. For the three months ended March 31, 2001, $32,500 has been amortized of the Software license.

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

                                              Three Months Ended March 31,
                                            --------------------------------
                                                  2001           2000
                                            --------------------------------

Net revenues                                      100%           100%

Operating costs and expenses:
   Cost of goods and services                      55%            46%
   Salaries and related                            33%            37%
   General and administrative                      21%            19%
   Selling expenses                                13%             7%
   Provision for bad debt                           0%             0%
   Depreciation and amortization                    3%             1%

                                            --------------------------------
                                                  125%           110%
                                            --------------------------------

Loss from operations                              (25)%          (10)%

Other income (expense):
   Interest expense, net                           (4)%            0%
   Other income, net                                0 %            0%
                                            --------------------------------
                                                   (4)%           (0)%
                                            --------------------------------
Net loss                                          (29)%          (10)%
                                            ================================

Three Months Ended March 31, 2001 and March 31, 2000

Net revenues increased 118% from approximately $1,847,000 in the three months ended March 31, 2000 to approximately $4,017,000 in the three months ended March 31, 2001. This increase was due to SPEEDCOM executing its business plan of expanding the business in a growing market for broadband wireless in 2001. Cost of goods and services increased 165% from approximately $844,000 for the three months ended March 31, 2000 to approximately $2,234,000 for the three months ended March 31, 2001, due primarily to increases in the Company's revenues and a larger contribution of sales from the Install Guys division. Revenues from customers in foreign geographic areas increased to 45% of revenues for the three months ended March 31, 2001 as compared to 25% of revenues the three months ended March 31, 2000. The percentage of sales that are from international customers is expected to increase slightly or remain stable throughout the year ended December 31, 2001.

Salaries and related, general and administrative and selling expenses increased by 130% from approximately $1,167,000 for the three months ended March 31, 2000 to approximately $2,685,000 for the three months ended March 31, 2001. This increase was primarily due to an increase in employee headcount which increased salaries and related expenses approximately $632,000, spending on investor relations of approximately $72,000, increased spending on marketing and promotion, such as attendance at industry trade shows, of approximately $118,000 and engineering related to the Packethop(TM) product of approximately $65,000. Additionally, SPEEDCOM incurred higher professional fees for legal and accounting services due to the fact that the Company was a public entity in the first quarter of 2001 and a private entity in the first quarter of 2000.

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

PART II. OTHER INFORMATION

Item 2. Recent Sales of Unregistered Securities

During the quarter ended March 31, 2001, the Company sold the following securities which were not registered under the Securities Act. The purchases and sales were exempt pursuant to Section 4(2) of the Securities Act (and/or Regulation D promulgated thereunder) as transactions by an issuer not involving a public offering , where the purchasers represented their intention to acquire the securities for investment only, not with a view to distribution, and received or had access to adequate information about the registrant.

1) 18,635 shares of common stock and warrants to purchase 150,000 shares of common stock (exercise price $6.00 per share) were issued for a total of $40,000 cash and services. These securities were issued to 2 investors, 1 of which was an accredited investor.

2) A $250,000 promissory note to Mr. Sanguinetti, our former president and an accredited investor, together with 11,500 warrants for the purchase of common stock (exercise price $5.40 per share).

3) 10,000 shares of common stock to an accredited investor pursuant to the terms of a $40,000 convertible subordinated promissory note.

4) 100,000 shares of common stock to SRI International, an accredited investor and our licensor, pursuant to the terms of our license agreement.


Item 4. Submission of Matters to a Vote of Security Holders

This item is inapplicable, as there were not any matters submitted to a vote of the Company's security holders during the first quarter of 2001.

Item 6. Exhibits and Reports on Form 8-K

    (a)  Exhibits

           The exhibits in the accompanying Index to Exhibits are filed as part of this Quarterly Report on Form 10-QSB/A.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPEEDCOM Wireless Corporation

/s/ Michael W. Mckinney          Chairman, Chief Executive     November 16, 2001
---------------------------      Officer and Director
Michael W. McKinney

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

10.11(9) Lease Agreement between SPEECOM Wireless Corporation and Lakewood Ranch Properties, LLC.

10.12(9) Intellectual Property License Agreement between SPEEDCOM Wireless Corporation and SRI International

16.1(5)    Letter on change of certifying accountant

23.1(5)    Consent of Independent Certified Public Accountants

24.1(8)    Powers of Attorney
_________
(1) Incorporated by reference to the registrant's Definitive Proxy Statement dated May 27, 1999.

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