Form 10QSB/A
period 2001-06-30
SPEEDCOM WIRELESS CORP
filed 2001-11-16
CIK 1014343

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A

   [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDING JUNE 30, 2001
                                      OR
     [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM __________ TO ____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes[x] No[_], and (2) has been subject to such filing requirements for the past 90 days Yes[x] No [_].

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the last practicable date: July 27, 2001 - 9,648,113 common shares, $.001 par value.

Transitional small business disclosure format (check one):  Yes [_] No [x]

                         SPEEDCOM WIRELESS CORPORATION

               FORM 10-QSB/A FOR THE PERIOD ENDED JUNE 30, 2001

                                     INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
         Balance Sheets as of June 30, 2001 and December 31, 2000                    3
         Statements of Operations for the three and six months ended
           June 30, 2001 and 2000                                                    4
         Statements of Cash Flows for the six months ended
           June 30, 2001 and 2000                                                    5
         Notes to Financial Statements                                               7

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                13

PART II. OTHER INFORMATION

Item 2.  Recent Sales of Unregistered Securities                                    21

Item 4.  Submission of Matters to a Vote of Security Holders                        22

Item 6.  Exhibits and Reports on Form 8-K                                           22

Signatures                                                                          22

Exhibit Index                                                                       23

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                         SPEEDCOM WIRELESS CORPORATION
                                BALANCE SHEETS

                                                                                       June 30,           December 31,
                                                                                         2001                2000
                                                                                ----------------------------------------
                                                                                     (unaudited)
Assets
Current assets:
 Cash                                                                           $         89,256         $   227,066
 Accounts receivable, net of allowances of $456,411 and $296,330 in 2001
  and 2000, respectively                                                               2,403,788           1,788,206
 Leases receivable                                                                       722,166              43,389
 Inventories, net                                                                      1,323,078           2,388,283
 Prepaid expenses and other current assets                                               688,685             732,753
 Net assets held for sale                                                                 38,966                  --
                                                                                ------------------------------------
Total current assets                                                                   5,265,939           5,179,697

Accounts receivable                                                                           --             586,578
Property and equipment, net                                                            1,124,173             956,133
Leases receivable                                                                        869,602              36,157
Other assets, net                                                                        168,080             158,405
Investments                                                                               89,370              76,994
Intellectual property                                                                  1,239,988                  --
                                                                                ------------------------------------
Total assets                                                                    $      8,757,152         $ 6,993,964
                                                                                ====================================
Liabilities, redeemable preferred stock and stockholders' equity
Current liabilities:
 Accounts payable                                                               $      1,574,844         $ 2,673,570
 Accrued expenses                                                                        942,663             700,815
 Current portion of loans from stockholders                                            2,592,564             336,780
 Current portion of deferred revenue                                                      89,580              90,047
 Current portion of notes and capital leases payable                                     119,604              52,901
                                                                                ------------------------------------
Total current liabilities                                                              5,319,255           3,854,113

Loans from stockholders, net of current portion                                               --             203,733
Deferred revenue, net of current portion                                                  27,492              50,141
Notes and capital leases payable, net of current portion                                  30,992              57,294
Common stock to be issued                                                                 96,000                  --
                                                                                ------------------------------------
Total liabilities                                                                      5,473,739           4,165,281

Redeemable preferred stock, 10,000,000 shares authorized, 955,146 and 0                  922,231                  --
 shares issued and outstanding in 2001 and 2000, respectively

Stockholders' equity:
 Common stock, $.001 par value, 30,000,000 shares authorized,
   9,533,113 and 9,289,529 shares issued and outstanding in 2001 and
   2000, respectively                                                                      9,533               9,289
 Additional paid-in capital                                                           11,539,384           7,889,817
 Accumulated deficit                                                                  (9,187,735)         (4,995,423)
 Notes receivable - related party                                                             --             (75,000)
                                                                                ------------------------------------
Total stockholders' equity                                                             2,361,182           2,828,683
                                                                                ------------------------------------
Total liabilities, redeemable preferred stock and stockholders' equity          $      8,757,152         $ 6,993,964
                                                                                ====================================

See accompanying notes.

                         SPEEDCOM WIRELESS CORPORATION
                           STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                   Three months ended June 30,                 Six months ended June 30,
                                                    2001                2000                    2001                2000
                                              ----------------------------------          ----------------------------------
Net revenues                                    $  4,035,298        $  2,154,383           $   8,052,573        $  4,000,982

Operating costs and expenses:
  Cost of goods and services                       2,348,202           1,238,973               4,582,693           2,083,178
  Salaries and related                             1,695,971             888,842               3,011,377           1,571,716
  General and administrative                       1,224,808             248,763               2,075,790             600,543
  Selling expenses                                   431,356             242,375                 950,078             375,037
  Provision for bad debt                             185,400              24,478                 187,074              24,478
  Depreciation and amortization                      152,197              15,000                 259,397              30,000

                                               ---------------------------------          ----------------------------------
                                                   6,037,934           2,658,431              11,066,409           4,684,952
                                               ---------------------------------          ----------------------------------

Loss from operations                              (2,002,636)           (504,048)             (3,013,836)           (683,970)

Other (expense) income:
  Interest expense, net                             (677,156)             (6,733)               (837,922)             (8,209)
  Other income, net                                    3,406              10,257                   5,819              13,479
                                               ---------------------------------          ----------------------------------
                                                    (673,750)              3,524                (832,103)              5,270
Net loss before extraordinary items               (2,676,386)           (500,524)             (3,845,939)           (678,700)

Extraordinary loss from early                       (346,373)                 --                (346,373)                 --
  extinguishment of debt
                                               ---------------------------------          ----------------------------------
Net loss                                        $ (3,022,759)       $   (500,524)          $  (4,192,312)       $   (678,700)
                                               =================================          ==================================

Net loss before extraordinary items
  per common share:
  Basic and diluted                             $      (0.28)       $       (.06)          $       (0.41)       $      (0.09)
                                               =================================          ==================================
Net loss per common share:
  Basic and diluted                             $      (0.32)       $       (.06)          $       (0.44)       $      (0.09)
                                               =================================          ==================================
Shares used in computing basic and
  diluted net loss before extraordinary
  items per common share and net loss per
  common share                                     9,497,426           7,977,218               9,450,350           7,820,841
                                               =================================           =================================

See accompanying notes.

                         SPEEDCOM WIRELESS CORPORATION
                            STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                      Six Months Ended June 30,
                                                                       2001               2000
                                                                 ---------------------------------
Operating activities
Net loss                                                           $ (4,192,312)       $  (678,700)
Adjustments to reconcile net loss to net cash used in
 operating activities:
  Depreciation and amortization                                         259,397             30,000
  Provision for bad debt                                                187,074             24,478
  Provision for inventory obsolescence                                   14,768             11,000
  Common stock issued for services                                      206,450              5,000
  Amortization of original issue discount                               405,856                 --
  Extraordinary charge for early extinguishment of debt                 283,556                 --
  Changes in operating assets and liabilities:
     Restricted cash                                                         --             35,671
     Accounts receivable                                             (1,617,297)          (487,148)
     Leases receivable                                                 (179,222)                --
     Inventories                                                      1,016,394           (534,184)
     Prepaid expenses and other current assets                          134,739           (154,140)
     Intellectual property                                             (360,000)                --
     Other assets                                                       (22,051)            (3,229)
     Accounts payable and accrued expenses                             (165,641)           331,870
     Deferred revenue                                                   (23,116)           (22,865)
                                                                 ---------------------------------
Net cash used in operating activities                                (4,051,405)        (1,442,247)

Investing activities
Purchases of equipment                                                 (401,962)          (478,470)
                                                                 ---------------------------------
Net cash used in investing activities                                  (401,962)          (478,470)

Financing activities
Net payments from factor                                                     --           (111,731)
Net proceeds from sale of common stock and warrants                       3,731          2,476,350
Proceeds from loans from stockholders                                 6,560,000            (45,639)
Proceeds from issuance of notes and capital leases                       12,206             40,000
Payments of loans from stockholders, notes and capital leases        (2,260,380)          (218,291)
Purchase of treasury stock                                                   --           (223,510)
                                                                 ---------------------------------
Net cash provided by financing activities                             4,315,557          1,917,179
                                                                 ---------------------------------

Net decrease in cash                                                   (137,810)            (3,538)
Cash at beginning of period                                             227,066            108,564
                                                                 ---------------------------------
Cash at end of period                                              $     89,256        $   105,026
                                                                 =================================

See accompanying notes.

                         SPEEDCOM WIRELESS CORPORATION
                     STATEMENTS OF CASH FLOWS (CONTINUED)
                                  (unaudited)

                                                                   Six Months Ended June 30,
                                                                      2001             2000
                                                                  ------------------------------
Supplemental disclosure of noncash activities

Conversion of accounts receivable to lease receivable                $1,333,000               --
Conversion of accounts payable to notes payable                      $  558,442               --
Conversion of accounts payable to redeemable preferred stock         $   25,000               --
Common stock issued for services                                     $  206,450          $ 5,000
Common stock issued for note                                                 --          $95,000
Common stock issued for intellectual property                        $  972,500               --
Conversion of debt to common stock                                   $   40,000               --
Conversion of debt to redeemable preferred stock                     $1,473,305               --

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

3.  Inventories

A summary of inventories at June 30, 2001 and December 31, 2000 is as follows:


                                                                2001              2000
                                                      -----------------------------------
                                                             (unaudited)
     Component parts                                         $  768,488        $1,156,966
     Completed assemblies                                       554,590         1,231,317
                                                      -----------------------------------
                                                             $1,323,078        $2,388,283
                                                      ===================================

4.  Net Assets Held for Sale

A summary of net assets that were held for sale by the Company as of June 30, 2001 is as follows:

                                                                 2001
                                                             ----------
                                                             (unaudited)
     Cash                                                      $  4,749
     `Accounts receivable, net of allowances of $5,857           68,218
     Inventories, net                                            34,043
     Prepaid expenses and other current assets                    5,329
     Property and equipment, net                                 62,288
     Accounts payable                                           (26,340)
     Accrued expenses                                           (81,454)
     Notes and capital leases payable                           (27,867)
                                                            -----------
     Net assets held for sale                                  $ 38,966
                                                            ===========

The net assets listed above represent the property of the InstallGuys division of SPEEDCOM.

5.  Property and Equipment

A summary of property and equipment at June 30, 2001 and December 31, 2000 is as follows:


                                                                 2001               2000
                                                      ------------------------------------
                                                             (unaudited)
Computer and office equipment                                $1,106,120         $  822,006
Automobiles                                                      26,063             51,737
Leasehold improvements                                           98,665             86,207
Furniture and fixtures                                          138,617            135,415
Store and warehouse                                              82,568            101,719
Construction in progress                                         82,337             49,244
                                                      ------------------------------------
                                                              1,534,370          1,246,328
Less accumulated depreciation and amortization                 (410,197)          (290,195)
                                                      ------------------------------------
                                                             $1,124,173         $  956,133
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

6.  Accrued Expenses

A summary of accrued expenses at June 30, 2001 and December 31, 2000 is as follows:


                                                 2001              2000
                                          -------------------------------
                                              (unaudited)
Accrued payroll                                $343,430          $287,252
Accrued commissions                             115,321           109,052
Other                                           483,912           304,511
                                          -------------------------------
                                               $942,663          $700,815
                                          ===============================

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

In April 2001, SPEEDCOM borrowed $3,000,000 from an institutional investor. The loan is due in April 2002 and bears interest at 9% for the first 90 days and 12% thereafter. As part of the transaction, SPEEDCOM issued warrants to acquire 333,333 shares of SPEEDCOM common stock at $5.00 per share. The 333,333 warrants were worth $930,000 more than the face value of the note based on the per-share value at the date of the note. This amount has been recorded as an addition to paid-in capital and as an original issue discount reducing the carrying value of the note. The discount is being amortized to interest expense over the remaining life of the note. Additional warrants are issuable contingent upon the date on which the loan is repaid. The holder of the loan has certain rights of first refusal on subsequent financings. Interest is due under the loan in quarterly installments with principal payable in total at the maturity date of the loan. The $3,000,000 loan was not convertible into preferred stock per the original loan agreement. On June 29, 2001, $1,000,000 of this loan was converted to 497,812 shares of preferred stock at $2.25 per share, 373,359 Series A Warrants and 497,812 Series B Warrants. The Series A Warrants were valued at $448,030 based on the proportionate fair value of the warrants at the date of the conversion utilizing the Black-Scholes pricing model. The Series B Warrants vest contingent upon certain performance factors. The balance of the remaining note at June 30, 2001 amounted to $1,505,722.

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

8.  Notes and Capital Leases Payable

A summary of notes and capital leases payable at June 30, 2001 and December 31, 2000 is as follows:

                                                                                  2001              2000
                                                                      -----------------------------------
                                                                              (unaudited)
     10.5% bank note payable in monthly installments                          $  39,937          $ 46,631
      through June 2003, secured by equipment and
      inventories
     8%-16.8% automobile loans payable in monthly                                 7,269            29,460
      installments through January 2003, secured by
      equipment
     Capital lease obligations                                                   23,390            34,104
     5% trade note payable in monthly installments through                       80,000                --
      August 2001
                                                                      -----------------------------------
                                                                                150,596           110,195
     Less current portion                                                      (119,604)          (52,901)
                                                                      -----------------------------------
                                                                              $  30,992          $ 57,294
                                                                      ===================================

9.  Redeemable Preferred Stock

On June 29, 2001, SPEEDCOM converted loans, accrued interest and trade payables of $2,149,075 to 955,146 shares of $.001 par value preferred stock at $2.25 per share, 916,361 Series A Warrants and 955,146 Series B Warrants. The Series A Warrants were valued based on the proportionate fair value of the warrants at the date of the conversion. The Series B Warrants vest contingent upon certain performance factors. Each of the Series A Warrants are convertible into .75 shares of common stock and each of the Series B Warrants are convertible into one share of common stock. This preferred stock is only redeemable upon the occurrence of a Triggering Event as defined in the agreement, which is generally a sale, merger or reorganization of the Company, failure of the Company to maintain an effective Registration Statement related to the redeemable preferred stock or failure to have the Company's common stock listed on certain exchanges.

10.  Shareholder's Equity

In January 2001, SPEEDCOM acquired worldwide rights to PacketHop(TM), a revolutionary wireless routing software developed by SRI International (SRI). PacketHop(TM) overcomes the traditional need for a direct line of sight between a base station and an end user's location. Under the terms of the agreement, SPEEDCOM obtains worldwide rights to SRI's PacketHop(TM) technology in the fixed wireless infrastructure market for the primary frequencies below 6 GHz. Per the agreement, SRI International is entitled to receive a total of 325,000 shares of common stock of SPEEDCOM to be issued in four traunches. Each traunch is measured on the specific date that the stock is issued on. The first traunch was due on signing the agreement. The three remaining traunches are due on achievement of certain performance criteria. The first traunch was granted in January for 100,000 shares at $6.50 per share. The second traunch was granted in April for 75,000 shares at $4.30 per share. As of June 30, 2001, the value of these shares at the date of grant were included in Intellectual Property in the balance sheet. The third traunch was granted in July for 75,000 shares at $2.36 per share. The remaining traunch is based on certain performance criteria that have not been achieved and has not been recorded. SPEEDCOM also has paid $360,000 in cash, included in Intellectual Property in the balance sheet, which is being amortized over six years (the term of the agreement barring default). For the three and six months ended June 30, 2001, $60,012 and $92,512 has been amortized of the Intellectual Property, respectively.

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

                                      Three Months Ended June 30,          Six Months Ended June 30,
                                         2001           2000                   2001            2000
                                    ----------------------------------------------------------------
Net revenues                            100%           100%                   100%            100%

Operating costs and expenses:
 Cost of goods and services              58%            57%                    57%             52%
 Salaries and related                    42%            41%                    38%             39%
 General and administrative              30%            12%                    26%             15%
 Selling expenses                        11%            11%                    12%              9%
 Provision for bad debt                   4%             1%                     2%              1%
 Depreciation and amortization            4%             1%                     3%              1%
                                    ----------------------------------------------------------------

                                        149%           123%                   138%            117%
                                    ----------------------------------------------------------------

Loss from operations                   (49)%          (23)%                  (38)%           (17)%

Other (expense) income:
 Interest expense, net                 (17)%             0%                  (10)%              0%
 Other income, net                        0%             0%                     0%              0%
                                    ----------------------------------------------------------------
                                       (17)%             0%                  (10)%              0%
Net loss before extraordinary          (66)%          (23)%                  (48)%           (17)%
   items

Extraordinary loss from early           (9)%            --                    (4)%             --
   extinguishment of debt
                                    ----------------------------------------------------------------
Net loss                               (75)%          (23)%                  (52)%           (17)%
                                    ================================================================

Six Months Ended June 30, 2001 and June 30, 2000

Net revenues increased 101% from approximately $4,001,000 in the six months ended June 30, 2000 to approximately $8,053,000 in the six months ended June 30, 2001. This increase was due to SPEEDCOM executing its business plan of expanding the business in a growing market for broadband wireless in 2001. Cost of goods and services increased 120% from approximately $2,083,000 for the six months ended June 30, 2000 to approximately $4,583,000 for the six months ended June 30, 2001, due primarily to increases in the Company's revenues and certain purchasing inefficiencies due to lower cash balances associated with delays in completing financings for the Company. Revenues from customers in foreign geographic areas increased to 45% of revenues for the six months ended June 30, 2001 as compared to 27% of revenues the six months ended June 30, 2000. The percentage of sales that are from international customers is expected to increase slightly or remain stable throughout the year ended December 31, 2001.

Salaries and related, general and administrative and selling expenses increased by 137% from approximately $2,547,000 for the six months ended June 30, 2000 to approximately $6,037,000 for the six months ended June 30, 2001. This increase was primarily due to an increase in employee headcount, which increased salaries and related expenses approximately $1,440,000, spending on investor relations of approximately $146,000, increased spending on marketing and promotion, such as attendance at industry trade shows, of approximately $162,000, severance and other one-time expenses, as described below, and engineering related to the PacketHop(TM) product of approximately $179,000. Additionally, SPEEDCOM incurred substantially higher professional fees for legal and accounting services due to the fact that the Company was a public entity in the first and second quarters of 2001 and a private entity in the first and second quarter of 2000 and because of the debt financings completed by the Company in the first half of 2001. As discussed above, SPEEDCOM incurred one-time charges in the first half of 2001 related to severance of approximately $20,000, one-time charges related to the termination of an investor relations contract of approximately $214,000 and one-time investment banking charges of approximately $306,000. Excluding such charges, total salaries and related, general and administrative and selling expenses would have been approximately $5,497,000 for the six months ended June 30, 2001.

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

Three Months Ended June 30, 2001 and June 30, 2000

Net revenues increased 87% from approximately $2,154,000 in the three months ended June 30, 2000 to approximately $4,035,000 in the three months ended June 30, 2001. This increase was due to SPEEDCOM executing its business plan of expanding the business in a growing market for broadband wireless in 2001. Cost of goods and services increased 90% from approximately $1,239,000 for the three months ended June 30, 2000 to approximately $2,348,000 for the three months ended June 30, 2001, due primarily to increases in the Company's revenues and certain purchasing inefficiencies due to lower cash balances associated with delays in completing financings for the Company. Revenues from customers in foreign geographic areas increased to 55% of revenues for the three months ended June 30, 2001 as compared to 30% of revenues the three months ended June 30, 2000. The percentage of sales that are from international customers is expected to increase slightly or remain stable throughout the year ended December 31, 2001.

Salaries and related, general and administrative and selling expenses increased by 143% from approximately $1,380,000 for the three months ended June 30, 2000 to approximately $3,352,000 for the three months ended June 30, 2001. This increase was primarily due to an increase in employee headcount which increased salaries and related expenses approximately $808,000, spending on investor relations of approximately $74,000 increased spending on marketing and promotion, such as attendance at industry trade shows, of approximately $44,000, severance and other one-time expenses, as described below, and engineering related to the PacketHop(TM) product of approximately $114,000. Additionally, SPEEDCOM incurred substantially higher professional fees for legal and accounting services due to the fact that the Company was a public entity in the second quarters of 2001 and a private entity in the second quarter of 2000 and because of the debt financings completed by the Company in the second quarter of 2001. As discussed above, SPEEDCOM incurred one-time charges in the second quarter of 2001 related to severance of approximately $20,000, one-time charges related to the termination of an investor relations contract of approximately $214,000 and one-time investment banking charges of approximately $156,000. Excluding such charges, total salaries and related, general and administrative and selling expenses would have been approximately $2,962,000 for the three months ended June 30, 2001.

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

PART II.   OTHER INFORMATION

Item 2.  Recent Sales of Unregistered Securities

During the quarter ended June 30, 2001, the Company sold the following securities which were not registered under the Securities Act. The purchases and sales were exempt pursuant to Section 4(2) of the Securities Act (and/or Regulation D promulgated thereunder) as transactions by an issuer not involving a public offering , where the purchasers represented their intention to acquire the securities for investment only, not with a view to distribution, and received or had access to adequate information about the registrant.

1) A $3,000,000 promissory note and warrants to acquire 333,333 shares of common stock to an institutional accredited investor. $1,000,000 of the note was converted to 497,812 shares of Series A convertible preferred stock, 373,357 Series A warrants and 497,812 contingent Series B warrants.

2) A $250,000 promissory note and warrants to acquire 73,333 shares of common stock to Mr. Sanguinetti, our former president and an accredited investor. The note was converted to 111,667 shares of Series A convertible preferred stock, 83,751 Series A warrants and 111,667 contingent Series B warrants.

3) $1,500,000 promissory note and warrants to acquire 440,000 shares of common stock to three institutional accredited investors. $550,000 of the note was converted to 245,667 shares of Series A convertible preferred stock, 184,251 Series A warrants and 245,667 contingent Series B warrants.

4) 75,000 shares of common stock to SRI International, an accredited investor and our licensor, pursuant to the terms of our license agreement.

5) 185,000 shares of common stock, 955,146 shares of Series A convertible preferred stock, warrants to purchase 333,333 shares of common stock (exercise price $5.00 per share), warrants to purchase 1,564,694 shares of common stock (exercise price of $3.25 per share) and contingent warrants to purchase up to 955,146 shares of common stock (exercise price $.001 per share) were issued for a total of $4,750,000 cash, $25,000 of trade payables, $2,000,000 principal amount of surrendered indebtedness and services. These securities were issued to 10 investors, all of which were accredited investors and include the investors described in items (1) through (3) above.

Item 4.  Submission of Matters to a Vote of Security Holders

The following proposals are described in the Notice and Proxy Statement filed by SPEEDCOM with the SEC on April 25, 2001:

 .  Proposal 1:  Election of two Directors to the Board

 . Proposal 2: Approve the appointment of Ernst & Young LLP as SPEEDCOM's independent certified public accountants

 .  Proposal 3:  To approve the SPEEDCOM Wireless Corporation 2000 Equity
   Incentive Plan


        --------------------------------------------------------------
                               For         Against      Abstained
        --------------------------------------------------------------
         Proposal 1         6,333,474           --        50,488
        --------------------------------------------------------------
         Proposal 2         6,332,314        1,000        50,648
        --------------------------------------------------------------
         Proposal 3         6,371,133       12,499           330
        --------------------------------------------------------------

Item 6.    Exhibits and Reports on Form 8-K

  (a)       Exhibits

               The exhibits in the accompanying Exhibit Index are filed as part of this Quarterly Report on Form 10-QSB/A.

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