Form 10KSB40/A
period 2000-12-31
SPEEDCOM WIRELESS CORP
filed 2001-12-11
CIK 1014343

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A/2


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

1.   1,239,934 shares of common stock (105,441 on 1/19/00, 117,476 on 1/27/00,
     180,223 on 2/9/00, 57,307 on 2/23/00, 28,653 on 3/1/00, 4,584 on 3/9/00,
     229,220 on 4/6/00, 656 on 6/2/00, 131,994 on 7/27/00, 136,383 on 8/23/00,
     164,997 on 9/6/00 and 83,000 on 12/12/00) warrants to purchase 84,238 shares of common stock (exercise price $8.72 per share) (7/27/00) and warrants to purchase 114,610 shares of common stock (exercise price $6.54 per share) (7/27/00) were issued for a total of $5,162,023 cash to 72 investors, 47 of which were accredited investors and 25 of which were not accredited investors.

2. 28,653 shares of common stock to our board member, R. Craig Roos, an accredited investor, in exchange for $95,000, a 6% promissory note and two months of consulting services (6/2/00).

3. 154,943 shares of common stock to 10 investors (573 on 1/19/00, 24,641 on 2/23/00, 5,731 on 7/27/00 and 123,998 on 9/6/00), all of which are accredited investors, for finder's fees and costs in connection with our merger with LTI.

4. 148,000 shares of common stock issued to Del Mar Consulting Group, an accredited investor, for services rendered in connection with the merger with LTI and for investor relations services (9/1/00).

5. 25,000 shares of common stock issued to H.C. Wainwright, an investment banker and accredited investor, and three of its principals, as a retainer for services to be rendered through April 2001 in connection with raising capital for the Company (11/14/00).


6. A $250,000 promissory note to Mr. Sanguinetti our former president and an accredited investor, together with 25,000 warrants for the purchase of common stock (exercise price $3.60 per share) (12/6/00).

7. A $252,000 promissory note payable in cash or 70,000 shares of common stock, at the holder's option, to an accredited investor (12/10/00).

8. A $200,000 promissory note payable in cash or 50,000 shares of common stock, at the holder's option, to an accredited investor (12/18/00).

9. A $10,800 promissory note payable in cash or 3000 shares of common stock, at the holder's option, to an accredited investor (12/10/00).

10. A $40,000 subordinated promissory note convertible into 10,000 shares of common stock, to an accredited investor (1/14/00).

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

Additional shares may become issuable as a result of a repricing provision that applies to 83,000 shares of common stock issued on October 30, 2000 for a price of $7.35 per share, or a total of $610,050. Additional shares will be issued one year thereafter if the average price of the Company's common stock during the ten trading days before the first anniversary of issuance is less than $7.35 per share, with the total number of shares, as adjusted after repricing, being determined by dividing $610,050 by such average price.


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


Additional shares may become issuable as a result of a repricing provision that applies to 83,000 shares of common stock issued on October 30, 2000 for a price of $7.35 per share, or a total of $610,050. Additional shares will be issued one year thereafter if the average price of the Company's common stock during the ten trading days before the first anniversary of issuance is less than $7.35 per share, with the total number of shares, as adjusted after repricing, being determined by dividing $610,050 by such average price.


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

SPEEDCOM Wireless Corporation

/s/ Michael W. McKinney      Chairman, Chief Executive        December 11, 2001
-------------------------
Michael W. McKinney          Officer and Director


/s/ Sara Byrne               Vice President of Finance        December 11, 2001
-------------------------
Sara Byrne                   and Accounting acting as
                             Controller and Chief Financial
                             Officer

/s/ R. Craig Roos            Vice Chairman and Director       December 11, 2001
-------------------------
R. Craig Roos






/s/ John T. von Harz III     Director                         December 11, 2001
-------------------------
John T. von Harz III

/s/ Mark Boyce               Director                         December 11, 2001
-------------------------
Mark Boyce

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