Form 10QSB/A
period 2001-03-31
SPEEDCOM WIRELESS CORP
filed 2001-12-11
CIK 1014343

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                             FORM 10-QSB/A/2


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

The Company issued a $252,000 non-interest bearing promissory note in December 2000, with beneficial conversion features. The note is due in December 2001, payable in cash or 70,000 shares of common stock, at the holder's option. The 70,000 shares had a fair value of $115,500 more than the face value of the note based on the per-share value at the date of the note. This amount has been recorded as an addition to paid-in capital and as an original issue discount reducing the carrying value of the note. The discount is being amortized to interest expense over the remaining life of the note. The balance of the note at March 31, 2001 amounted to $170,358.


In December 2000, the Company issued a $200,000 non-interest bearing promissory note, with beneficial conversion features. The note is due in January 2002, payable in cash or 50,000 shares of common stock, at the holder's option. The 50,000 shares had a fair value of $37,500 more than the face value of the note based on the per-share value at the date of the note. This amount has been recorded as an addition to paid-in capital and as an original issue discount reducing the carrying value of the note. The discount is being amortized to interest expense over the remaining life of the note. The balance of the note at March 31, 2001 amounted to $172,103.

Also in December 2000, the Company issued a $10,800 non-interest bearing promissory note with beneficial conversion features. The note is due in December 2001, payable in cash or 3,000 shares of common stock at the holder's option. The 3,000 shares had a fair value of $4,950 more than the face value of the note based on the per-share value at the date of the note. This amount has been recorded as an addition to paid-in capital and as an original issue discount reducing the carrying value of the note. The discount is being amortized to interest expense over the remaining life of the note. The balance of the note at March 31, 2001 amounted to $7,302.


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

1) 18,635 shares of common stock (12,635 on 1/1/01 and 6,000 on 2/23/01) were issued for a total of $40,000 cash and services. These securities were issued to 2 investors, 1 of which was an accredited investor.


2) A $250,000 promissory note to Mr. Sanguinetti, our former president and an accredited investor, together with 11,500 warrants for the purchase of common stock (exercise price $5.40 per share) (1/22/01).


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

SPEEDCOM Wireless Corporation

/s/ Michael W. Mckinney          Chairman, Chief Executive     December 11, 2001
---------------------------      Officer and Director
Michael W. McKinney


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