Form 10QSB/A
period 2001-09-30
SPEEDCOM WIRELESS CORP
filed 2001-12-11
CIK 1014343

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the last practicable date: October 29, 2001 - 10,122,113 common shares, $.001 par value and 3,835,554 preferred shares, $.001 par value.


Transitional small business disclosure format (check one):  Yes [ ] No [x]

                         SPEEDCOM WIRELESS CORPORATION

          FORM 10-QSB FOR THE PERIOD ENDED SEPTEMBER 30, 2001

                                     INDEX

PART I.   FINANCIAL INFORMATION


Item 1. Financial Statements

          Balance Sheets as of September 30, 2001 (as restated) and
           December 31, 2000                                               3
          Statements of Operations for the three and nine months ended
           September 30, 2001 (as restated) and 2000                       4
          Statements of Cash Flows for the nine months ended
           September 30, 2001 (as restated) and 2000                       5
          Notes to Financial Statements                                    7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                       14

PART II.  OTHER INFORMATION

Item 2.   Recent Sales of unregistered Securities                         22

Item 4.   Submission of Matters to a Vote of Security Holders             22

Item 6.   Exhibits and Reports on Form 8-K                                23

Signatures                                                                23

Exhibit Index                                                             23

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                         SPEEDCOM WIRELESS CORPORATION
                                 BALANCE SHEETS


                                                                                 September 30,        December 31,
                                                                                     2001                2000
                                                                            ----------------------------------------
                                                                                 (unaudited)
                                                                                (as restated)
Assets
Current assets:
 Cash                                                                               $    591,904         $   227,066
 Accounts receivable, net of allowances of $315,777 and $296,330 in 2001
  and 2000, respectively                                                               1,409,965           1,788,206
 Leases receivable                                                                       624,768              43,389
 Inventories, net                                                                      1,768,845           2,388,283
 Prepaid expenses and other current assets                                               301,426             732,753
                                                                            ----------------------------------------
 Total current assets                                                                  4,696,908           5,179,697

Accounts receivable                                                                           --             586,578
Leases receivable                                                                        671,795              36,157
Property and equipment, net                                                            1,076,043             956,133
Other assets, net                                                                        347,168             158,405
Investments                                                                               92,717              76,994
Intellectual property                                                                  1,352,140                  --
                                                                            ----------------------------------------
Total assets                                                                        $  8,236,771         $ 6,993,964
                                                                            ========================================
Liabilities and stockholders' equity
Current liabilities:
 Accounts payable                                                                   $  1,570,092         $ 2,673,570
 Accrued expenses                                                                      1,228,369             700,815
 Current portion of loans from stockholders                                                   --             336,780
 Current portion of deferred revenue                                                      81,926              90,047
 Current portion of notes and capital leases payable                                      36,809              52,901
                                                                            ----------------------------------------

Total current liabilities                                                              2,917,196           3,854,113

Loans from stockholders, net of current portion                                               --             203,733
Deferred revenue, net of current portion                                                  17,417              50,141
Notes and capital leases payable, net of current portion                                  23,103              57,294
                                                                            ----------------------------------------
Total liabilities                                                                      2,957,716           4,165,281

Stockholders' equity:
 Preferred stock, 10,000,000 shares authorized, 3,835,554 and 0 shares
  issued and outstanding in 2001 and 2000, respectively                                5,455,702                  --

 Common stock, $.001 par value, 30,000,000 shares authorized, 10,005,613
  and 9,289,529 shares issued and outstanding in 2001 and 2000, respectively              10,005               9,289


 Additional paid-in capital                                                           14,114,281           7,889,817
 Accumulated deficit                                                                 (14,300,933)         (4,995,423)
 Notes receivable - related party                                                             --             (75,000)
                                                                            ----------------------------------------
Total stockholders' equity                                                             5,279,055           2,828,683
                                                                            ----------------------------------------
Total liabilities and stockholders' equity                                          $  8,236,771         $ 6,993,964
                                                                            ========================================

See accompanying notes.

                         SPEEDCOM WIRELESS CORPORATION
                            STATEMENTS OF OPERATIONS
                                  (unaudited)


                                              Three months ended September 30,          Nine months ended September 30,
                                                   2001                2000                 2001                 2000
                                               --------------------------------          ---------------------------------
                                               (as restated)                              (as restated)
Net revenues                                    $ 2,247,585          $3,182,673            $10,300,158          $ 7,183,655

Operating costs and expenses:
 Cost of goods and services                       1,622,530           1,756,529              6,205,223            3,886,256
 Salaries and related                             1,486,651             719,272              4,498,028            2,433,880
 General and administrative                         767,376             770,365              2,843,166            1,320,768
 Selling expenses                                   420,579             319,320              1,370,657              555,056
 Provision for bad debt                             529,225             182,821                716,299              207,299
 Depreciation and amortization                      157,657              31,032                417,054               61,032
 Severance costs                                    531,769                  --                531,769                   --
                                                --------------------------------           --------------------------------
                                                  5,515,787           3,779,339             16,582,196            8,464,291
                                                --------------------------------           --------------------------------
Loss from operations                             (3,268,202)           (596,666)            (6,282,038)          (1,280,636)

Other (expense) income:
 Interest expense, net                             (318,738)             (2,216)            (1,156,660)             (10,434)
 Other income, net                                  174,583                  --                180,402               13,488
                                                --------------------------------           --------------------------------
                                                   (144,155)             (2,216)              (976,258)               3,054
Net loss before extraordinary items              (3,412,357)           (598,882)            (7,258,296)          (1,277,582)
Extraordinary loss from early                    (1,105,874)                 --             (2,047,213)                  --
   extinguishment of debt                       --------------------------------           --------------------------------
Net loss                                        $(4,518,231)         $ (598,882)           $(9,305,509)         $(1,277,582)
                                                ================================           ================================

Net loss before extraordinary items
    per common share:
 Basic and diluted                                   $(0.35)              $(.07)                $(0.76)              $(0.16)
                                                ================================           ================================
 Net loss per common share:
 Basic and diluted                                   $(0.47)              $(.07)                $(0.98)              $(0.16)
                                                ================================           ================================
Shares used in computing basic and
 diluted net loss before
 extraordinary items per common share
 and net loss per common share                    9,687,102            8,505,279             9,530,391            8,075,241
                                                ================================           ================================

See accompanying notes.

                         SPEEDCOM WIRELESS CORPORATION
                            STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                                 Nine Months Ended September 30,
                                                                      2001              2000
                                                              -----------------------------------
                                                                   (as restated)
Operating activities
Net loss                                                            $(9,305,509)      $(1,277,582)
Adjustments to reconcile net loss to net cash used in
 operating activities:
  Depreciation and amortization                                         417,054            61,032
  Provision for bad debt                                                716,299           207,299
  Provision for inventory obsolescence                                   14,768            11,000
  Common stock issued for services                                      228,038             5,000
  Amortization of original issue discount                               577,613                --
  Warrants issued for severance costs                                   124,920                --
  Gain on sale of InstallGuys division                                 (167,771)               --
  Extraordinary charge for early extinguishment of debt               2,047,213                --
  Changes in operating assets and liabilities:
     Restricted cash                                                         --            35,671
     Accounts receivable                                             (1,050,656)       (1,393,861)
     Leases receivable                                                   13,940                --
     Inventories                                                        570,627          (803,991)
     Prepaid expenses and other current assets                          346,347          (273,615)
     Intellectual property                                             (360,000)               --
     Other assets                                                         6,809           (12,048)
     Accounts payable and accrued expenses                              199,519           324,987
     Deferred revenue                                                   (40,845)           (5,056)
                                                              -----------------------------------
Net cash used in operating activities                                (5,661,634)       (3,121,164)

Investing activities
Purchases of equipment                                                 (446,641)         (587,266)
                                                              -----------------------------------
Net cash used in investing activities                                  (446,641)         (587,266)

Financing activities
Net payments from factor                                                     --          (111,731)
Net proceeds from sale of stock and warrants                          2,291,971         4,665,714
Proceeds from loans from stockholders                                 6,560,000           (45,639)
Proceeds from issuance of notes and capital leases                       12,206            40,000
Payments of loans from stockholders, notes and capital leases        (2,391,064)         (191,048)
Purchase of treasury stock                                                   --          (223,510)
                                                              -----------------------------------
Net cash provided by financing activities                             6,473,113         4,133,786
                                                              -----------------------------------

Net increase in cash                                                    364,838           425,356
Cash at beginning of period                                             227,066           108,564
                                                              -----------------------------------
Cash at end of period                                               $   591,904       $   533,920
                                                              ===================================

See accompanying notes.

                         SPEEDCOM WIRELESS CORPORATION
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                                  (unaudited)




                                                               Nine Months Ended September 30,
                                                                      2001             2000
                                                              ----------------------------------
                                                               (as restated)
Supplemental disclosure of noncash activities

Conversion of accounts receivable to lease receivable           $1,333,000               --
Conversion of accounts payable to notes payable                 $  558,442               --
Conversion of accounts payable to preferred stock               $   25,000               --
Common stock issued for services                                $  228,038          $ 5,000
Common stock issued for note                                            --          $95,000
Common stock issued for intellectual property                   $1,149,500               --
Conversion of debt to common stock                              $   40,000               --
Conversion of debt to preferred stock                           $4,221,341               --
Conversion of debt issuance costs to equity                     $  163,651               --
Conversion of accrued interest to preferred stock               $   88,764               --

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
                                                      ===================================

6.  Loans from Stockholders

SPEEDCOM issued a $250,000 promissory note to the Company's former President in December 2000. The note had an interest rate of the greater of 12% or DLJ's standard margin rate plus 1.5%. The note was payable in December 2001 or at the closing of an equity offering by the Company of at least $5,000,000, whichever was earlier. The Company concurrently granted a total of 25,000 warrants with a $3.60 strike price in connection with this note. The proportionate fair value of the warrants amounted to $62,500 and has been recorded as an addition to paid-in capital and as an original issue discount reducing the carrying value of the note. The discount was being amortized to interest expense over the life of the note. The loan was not convertible into preferred stock per the original loan agreement. On August 23, 2001, this loan was converted to 111,111 shares of preferred stock, 88,889 Series A Warrants and 132,111 Series B Warrants. The Series A Warrants were valued at $50,691. The Series B Warrants vest contingent upon certain performance factors. The difference in the carrying value on the promissory note as compared to the combined fair value of the warrants and preferred stock is recorded as an extraordinary loss from the early extinguishment of debt.


The Company issued a $252,000 non-interest bearing promissory note in December 2000, with beneficial conversion features. The note was due in December 2001, payable in cash or 70,000 shares of common stock, at the holder's option. The 70,000 shares had a fair value of $115,500 more than the face value of the note based on the per-share value at the date of the note. This amount has been recorded as an addition to paid-in capital and as an original issue discount reducing the carrying value of the note. The discount was being amortized to interest expense over the life of the note. On August 23, 2001, this loan was converted to 112,000 shares of preferred stock, 89,600 Series A Warrants and 133,168 Series B Warrants. The Series A Warrants were valued at $51,096 based on the proportionate fair value of the warrants at the date of the conversion. The Series B Warrants vest contingent upon certain performance factors. The unamortized portion of the original issue discount on the promissory note is less the fair value of the warrants and preferred stock fully recorded to interest expense.


In December 2000, the Company issued a $200,000 non-interest bearing promissory note, with beneficial conversion features. The note was due in January 2002, payable in cash or 50,000 shares of common stock, at the holder's option. The 50,000 shares had a fair value of $37,500 more than the face value of the note based on the per-share value at the date of the note. This amount has been recorded as an addition to paid-in capital and as an original issue discount reducing the carrying value of the note. The discount was being amortized to interest expense over the life of the note. On June 29, 2001, this loan, along with a $25,000 trade payable, was converted to 100,000 shares of redeemable preferred stock, 75,000 Series A Warrants and 100,000 Series B Warrants. The Series A Warrants were valued at $90,000 based on the fair value of the warrants at the date of the conversion. The Series B Warrants vest contingent upon certain performance factors. The unamortized portion of the original issue discount on the promissory note is fully recorded to interest expense. On August 23, 2001, the redeemable preferred stock was exchanged for 100,000 shares of preferred stock, 80,000 Series A Warrants and 118,900 Series B Warrants. The Series A Warrants were valued at $45,622 based on the proportionate fair value of the warrants at the date of the conversion. The Series B Warrants vest contingent upon certain performance factors.


Also in December 2000, the Company issued a $10,800 non-interest bearing promissory note with beneficial conversion features. The note was due in December 2001, payable in cash or 3,000 shares of common stock, at the holder's option. The 3,000 shares had a fair value of $4,950 more than the face value of the note based on the per-share value at the date of the note. This amount has been recorded as an addition to paid-in capital and as an original issue discount reducing the carrying value of the note. The discount was being amortized to interest expense over the life of the note. On August 23, 2001, this loan was converted to 4,800 shares of preferred stock, 3,840 Series A Warrants and 5,708 Series B Warrants. The Series A Warrants were valued at $2,190 based on the proportionate fair value of the warrants at the date of the conversion. The Series B Warrants vest contingent upon certain performance factors. The unamortized portion of the original issue discount on the promissory note is fully recorded to interest expense.


During January 2000, the Company issued a 10% convertible subordinated promissory note for $40,000, due for payment in January 2003. The note was convertible into 10,000 shares of common stock at any time during its term. The note was subordinate to all other debt instruments. The $40,000 note and accrued interest was converted in January 2001.

In April 2001, SPEEDCOM borrowed $3,000,000 from an institutional investor. The loan was due in April 2002 and had an interest rate of 9% for the first 90 days and 12% thereafter. As part of the transaction, SPEEDCOM issued warrants to acquire 333,333 shares of SPEEDCOM common stock at $5.00 per share. The 333,333 warrants had a fair value of $930,000 more than the face value of the note based on the per-share value at the date of the note. This amount has been recorded as an addition to paid-in capital and as an original issue discount reducing the carrying value of the note. The debt discount was being amortized to interest expense over the life of the note. Additional warrants were issuable contingent upon the date on which the loan was repaid. The holder of the loan had certain rights of first refusal on subsequent financings. Interest was due under the loan in quarterly installments with principal payable in total at the maturity date of the loan. On June 29, 2001, the Company permitted $1,000,000 of this loan plus accrued interest to be converted to 497,812 shares of redeemable preferred stock, 373,359 Series

A Warrants and 497,812 Series B Warrants. The Series A Warrants were valued at $448,030 based on the proportionate fair value of the warrants at the date of the conversion utilizing the Black-Scholes pricing model. The Series B Warrants vest contingent upon certain performance factors. On August 23, 2001, the redeemable preferred stock was exchanged for 497,812 shares of preferred stock, 398,225 Series A Warrants and 591,898 Series B Warrants. The Series A Warrants were valued at $227,096 based on the proportionate fair value of the warrants at the date of the conversion. The Series B Warrants vest contingent upon certain performance factors. On August 23, 2001, the remaining $2,000,000 of this loan plus accrued interest was converted to 1,011,756 shares of preferred stock, 809,506 Series A Warrants and 1,203,104 Series B Warrants. The Series A Warrants were valued at $461,638 based on the proportionate fair value of the warrants at the date of the conversion. The Series B Warrants vest contingent upon certain performance factors.


SPEEDCOM issued a 9% $40,000 promissory note to the Company's Vice President of Sales in May 2001. The note and interest were paid in August 2001.

In June 2001, SPEEDCOM issued a $250,000 promissory note to the Company's former President. The note had an interest rate of 10% and was payable in April 2002. The Company concurrently granted a total of 73,333 warrants with a $3.25 strike price in connection with this note. The proportionate fair value of the warrants amounted to $92,500 and has been recorded as an addition to paid-in capital and as an original issue discount reducing the carrying value of the note. The loan was not convertible into preferred stock per the original loan agreement. On June 29, 2001, this loan plus accrued interest was converted to 111,667 shares of redeemable preferred stock, 83,751 Series A Warrants and 111,667 Series B Warrants. The Series A Warrants were valued at $169,177. The Series B Warrants vest contingent upon certain performance factors. The difference in the carrying value on the promissory note as compared to the combined fair value of the warrants and preferred stock is recorded as an extraordinary loss from the early extinguishment of debt. On August 23, 2001, the redeemable preferred stock was exchanged for 111,667 shares of preferred stock, 89,334 Series A Warrants and 132,773 Series B Warrants. The Series A Warrants were valued at $50,945 based on the fair value of the warrants at the date of the conversion. The Series B Warrants vest contingent upon certain performance factors.


In June 2001, SPEEDCOM borrowed $1,500,000 from three institutional investors. The loan had an interest rate of 10% and was payable in April 2002. The Company concurrently granted a total of 440,000 warrants with a $3.25 strike price in connection with this loan. The proportionate fair value of the warrants amounted to $555,000 and has been recorded as an addition to paid-in capital and as an original issue discount reducing the carrying value of the loan. The loan was not convertible into preferred stock per the original loan agreement. On June 29, 2001, $550,000 of this loan was converted to 245,667 shares of redeemable preferred stock, 184,251 Series A Warrants and 245,667 Series B Warrants. The Series A Warrants were valued at $372,187. The Series B Warrants vest contingent upon certain performance factors. The difference in the carrying value related to the converted portion of this loan as compared to the combined fair value of the warrants and preferred stock is recorded as an extraordinary loss from the early extinguishment of debt. On August 23,

2001, the redeemable preferred stock was exchanged for 245,667 shares of preferred stock, 196,550 Series A Warrants and 292,096 Series B Warrants. The Series A Warrants were valued at $112,087. The Series B Warrants vest contingent upon certain performance factors. On August 23, 2001, the remainder of this loan plus accrued interest was converted to 430,785 shares of preferred stock, 344,529 Series A Warrants and 512,056 Series B Warrants. The Series A Warrants were valued at $196,475. The Series B Warrants vest contingent upon certain performance factors. The difference in the carrying value related to this loan as compared to the combined fair value of the warrants and preferred stock as compared to the combined fair value of the warrants and preferred stock is recorded as an extraordinary loss from the early extinguishment of debt.


SPEEDCOM recorded a loss from the early extinguishment of debt related to some of the conversions discussed above. When the nonconvertible loans originated, value was allocated to the Series A Warrants based on the Black-Scholes pricing model. This value was being amortized over the maturity of the loan. When the loan was converted to preferred stock, the difference in the carrying value as compared to the combined fair value of the warrants and preferred stock as compared to the combined fair value of the warrants and preferred stock was immediately expensed to loss from the early extinguishment of debt.


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
                                                          ===================================

8.  Preferred Stock

On June 29, 2001, SPEEDCOM converted loans, accrued interest and trade payables of $2,149,075 to 955,146 shares of $.001 par value preferred stock, 716,361 Series A Warrants and 955,146 Series B Warrants. The Series A Warrants were valued based on the proportionate fair value of the warrants at the date of the conversion. The Series B Warrants vest contingent upon certain performance factors. Each of the Series A Warrants is convertible into .75 shares of common stock and each of the Series B Warrants is convertible into one share of common stock. This preferred stock was only redeemable upon the occurrence of a Triggering Event as defined in the agreement, which is generally a sale, merger or reorganization of the Company, failure of the Company to maintain an effective Registration Statement related to the redeemable preferred stock or failure to have the Company's common stock listed on certain exchanges. On August 23, 2001, SPEEDCOM converted the (i) 955,146 shares of redeemable preferred stock, (ii) 716,361 Series A Warrants and (iii) 955,146 Series B Warrants that were issued on June 29, 2001 and (iv) loans to shareholders of $3,462,800 to (i) 3,835,554 shares of preferred stock, (ii) 3,068,448 Series A Warrants, (ii) 4,560,481 Series B Warrants and (iv) $2,722,400 in cash. Each share of preferred stock issued in August 2001 is convertible at any time into two shares of common stock, subject to anti-dilution protection, and will accrue dividends, beginning August 23, 2003, to be paid upon conversion at the rate of 14% per year times the $2.25 per share liquidation preference. The conversion ratio is subject to adjustment to 2.25 shares of common stock for each share of common stock if a change of control transaction is not signed or announced or closed by specified dates ending on March 31, 2002. The liquidation preference will increase to $3.38 ($4.50 if paid in stock) if a change of control agreement is not announced by February 23, 2002 and closed by April 23, 2002. The liquidation preference will increase to $3.04 ($3.83 if paid in stock) if a change of control agreement is announced by February 23, 2002 and closed by April 23, 2002. In addition, the terms of the Series B convertible preferred stock provide for mandatory conversion, automatically, without any action on the part of the holder, if (1) at least 12 months after the date of issuance of the Series B convertible preferred stock, the closing bid price of the common stock exceeds $2.25 for a period of twenty consecutive trading days, and (2) the underlying common stock is registered under the Securities Act of 1933.


Under the anti-dilution provisions of the preferred stock, if the Company issues common stock or common stock equivalents at a purchase price, conversion price or warrant or option exercise price that is less than the current preferred stock conversion price of $1.125 per share, the conversion price of the preferred stock will be reduced using a customary weighted average basis formula. Under the anti-dilution provisions of the Series A and Series B Warrants issued in August 2001, (1) the exercise price will be lowered to equal the purchase price, conversion price or warrant or option exercise price for any common stock or common stock equivalents issued (other than to employees) at a purchase price, conversion price or warrant or option exercise price less than the current per share exercise price of the applicable Warrants ($2.50 in the case of the Series A Warrants and $0.01 in the case of the Series B Warrants), and (2) the number of Warrants will be increased by the same percentage as the percentage by which the exercise price is reduced. Alternatively, (1) the exercise price will be reduced by the percentage by which the purchase price, conversion price or warrant or option exercise price of any of an issued security (other than to employees) is less than the current market price of the common stock, and (2) the number of Warrants will be increased by the same percentage as the percentage by which the exercise price is reduced, if this formula results in a lower exercise price than the adjustment described in the preceding sentence. Similar anti-dilution provisions apply to warrants to acquire 513,333 shares at an exercise price of $2.50 per share.


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



                                                   Three Months                              Nine Months
                                                 Ended September 30,                       Ended September 30,
                                                2001             2000                    2001                2000
                                 -------------------------------------------------------------------------------

Net revenues                                    100%             100%                    100%                100%
Operating costs and expenses:
 Cost of goods and services                      72%              55%                     60%                 54%
 Salaries and related                            66%              23%                     44%                 34%
 General and administrative                      34%              24%                     28%                 18%
 Selling expenses                                19%              10%                     13%                  8%
 Provision for bad debt                          24%               6%                      7%                  3%
 Depreciation and
  amortization                                    7%               1%                      4%                  1%
 Severance costs                                 24%               0%                      5%                  0%
                                 -------------------------------------------------------------------------------
                                                 246%             119%                    161%                118%
                                 -------------------------------------------------------------------------------
 Loss from operations                          (146)%            (19)%                   (61)%               (18)%
 Other (expense) income:
 Interest expense, net                          (14)%              0%                    (11)%                 0%
 Other income, net                                8%               0%                      2%                  0%
                                 -------------------------------------------------------------------------------
                                                 (6)%              0%                    (9)%                  0%
Net loss before extraordinary                  (152)%            (19)%                   (70)%               (18)%
   items
 Extraordinary loss from early                  (49)%             --                     (20)%                --
   extinguishment of debt
                                 -------------------------------------------------------------------------------
 Net loss                                      (201)%            (19)%                   (90)%               (18)%
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

Bad debt expense increased for the nine months ended September 2001 primarily due to the partial write off and setting up a reserve for the remainder of a Korean receivable. In the fourth quarter of 2000 and in the first and second quarters of 2001, SPEEDCOM sold its SPEEDLAN product for a total of $573,612 to a large Korean based company (Korean Customer). One of the major clients of SPEEDCOM's customer declared bankruptcy earlier in the year 2001, which had a significant financial impact on the Korean Customer. Accordingly, SPEEDCOM incurred a significant increase in bad debt expense for the period.


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

During the nine months ended September 30, 2001, SPEEDCOM sold the InstallGuys division of the Company. Revenue from the InstallGuys division accounted for less than 3% of total SPEEDCOM revenues for the nine months ended September 2001. The sale of the division is not expected to have a material effect on the operations or liquidity of SPEEDCOM.


Net loss increased 628% from approximately $1,278,000, or $.16 per share, in the nine months ended September 30, 2000 to approximately $9,306,000, or $.98 per share, in the nine months ended September 30, 2001, as a result of the foregoing factors.


Three Months Ended September 30, 2001 and September 30, 2000

Net revenues decreased 29% from approximately $3,183,000 in the three months ended September 30, 2000 to approximately $2,248,000 in the three months ended September 30, 2001. This decrease was due to an economic slowdown during the three months ended September 30, 2001, which delayed shipments to, and reduced orders received from customers. SPEEDCOM does not expect this trend to continue past the fourth quarter of 2001. Cost of goods and services decreased 8% from approximately $1,757,000 for the three months ended September 30, 2000 to approximately $1,623,000 for the three months ended September 30, 2001, due primarily to decreases in the Company's revenues, partially offset by increased sales through distribution channels which have a lower margin than direct sales and certain purchasing inefficiencies due to lower cash balances associated with delays in completing financings for the Company. Revenues from customers in foreign geographic areas decreased to 49% of revenues for the three months ended September 30, 2001 as compared to 59% of revenues the three months ended September 30, 2000. The percentage of sales that are from international customers is expected to remain stable throughout the year ended December 31, 2001.

Salaries and related, general and administrative and selling expenses increased by 48% from approximately $1,809,000 for the three months ended September 30, 2000 to approximately $2,675,000 for the three months ended September 30, 2001. This increase was primarily due to an increase in salaries and related expenses of approximately $767,000 related to the hiring of additional management in the fourth quarter of 2000 and the first quarter of 2001. Salaries and related, general and administrative and selling expenses are expected to decrease in the fourth quarter of 2001 due to employee terminations and the Company operating in a capital constrained position, which will limit expenditures.


Bad debt expense increased for the three months ended September 2001 primarily due to the partial write off and setting up a reserve for the remainder of a Korean receivable. In the fourth quarter of 2000 and in the first and second quarters of 2001, SPEEDCOM sold its SPEEDLAN product for a total of $573,612 to a large Korean based company (Korean Customer). One of the major clients of SPEEDCOM's customer declared bankruptcy earlier in the year 2001, which had a significant financial impact on the Korean Customer. Accordingly, SPEEDCOM incurred a significant increase in bad debt expense for the period.


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

During the three months ended September 30, 2001, SPEEDCOM sold the InstallGuys division of the Company. Revenue from the InstallGuys division accounted for less than 3% of total SPEEDCOM revenues for the three months ended September 30, 2001. The sale of the division is not expected to have a material effect on the operations or liquidity of SPEEDCOM.


Net loss increased 654% from approximately $599,000, or $.07 per share, in the three months ended September 30, 2000 to approximately $4,518,000, or $.47 per share, in the three months ended September 30, 2001, as a result of the foregoing factors.


Taxes

At September 30, 2001, SPEEDCOM had net operating loss carryforwards (NOLs) for federal income tax purposes of approximately $4,400,000. The NOLs expire at various dates through the year 2020.

Liquidity and Capital Resources

During the nine months ended September 30, 2001, SPEEDCOM used approximately $5,662,000 of cash for its operating activities. This was primarily due to increases in accounts receivable (due to increases in sales) and the net loss for the period. SPEEDCOM purchased approximately $447,000 of fixed assets during the nine months ending September 30, 2001 as compared to approximately $587,000 during the same period in 2000. SPEEDCOM does not have any material committments for capital expenditures in the future. To fund this growth in assets and sales, SPEEDCOM raised approximately $6,473,000 primarily through the issuance of promissory notes and loans from stockholders and the conversion of these notes and loans to preferred stock. As of September 30, 2001, SPEEDCOM had cash of approximately $592,000.

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


Certain Factors That May Affect Future Results, Financial Condition and Market Price of Securities

If we do not raise additional capital, we will not be able to fulfill our business plan.


In order to take advantage of possible opportunities in 2001 and to execute our business plan for 2002, we may need to raise additional financial capital. This additional capital could come from the sale of common or preferred stock, the exercise of outstanding warrants, from borrowings, customer deposits, or from a strategic transaction such as a merger. If we are unsuccessful in raising that capital, estimated to be $1,000,000 minimum, we may not have sufficient funding to purchase necessary goods and services to execute our business plan. SPEEDCOM's 2002 business plan includes next generation products which will have initial lead times for acquiring inventory that are much longer than current ones and that may require deposits upfront. SPEEDCOM will need to raise additional capital to fund these longer lead times for purchasing inventory in order to execute its 2002 business plan. If this capital is not obtained, additional changes in SPEEDCOM's cost structure and capital expenditures could be required, such as employee terminations and delays in the introductions of the next generation of products.


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

41,000 shares of common stock, (40,000 on 8/2/01 and 1,000 on 8/2/01) were issued for services. These securities were issued to 2 investors, all of which were accredited investors.


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