Form 10QSB/A
period 2001-06-30
SPEEDCOM WIRELESS CORP
filed 2002-01-02
CIK 1014343

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                FORM 10-QSB/A/3

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

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                         SPEEDCOM WIRELESS CORPORATION
                                BALANCE SHEETS


                                                                                       June 30,           December 31,
                                                                                         2001                2000
                                                                                ----------------------------------------
                                                                                     (unaudited)
                                                                                    (as restated)
Assets
Current assets:
 Cash                                                                           $         89,256         $   227,066
 Accounts receivable, net of allowances of $456,411 and $296,330 in 2001
  and 2000, respectively                                                               2,403,788           1,788,206
 Leases receivable                                                                       722,166              43,389
 Inventories, net                                                                      1,323,078           2,388,283
 Prepaid expenses and other current assets                                               688,685             732,753
 Net assets held for sale                                                                 38,966                  --
                                                                                ------------------------------------
Total current assets                                                                   5,265,939           5,179,697

Accounts receivable                                                                           --             586,578
Property and equipment, net                                                            1,124,173             956,133
Leases receivable                                                                        869,602              36,157
Other assets, net                                                                        168,080             158,405
Investments                                                                               89,370              76,994
Intellectual property                                                                  1,239,988                  --
                                                                                ------------------------------------
Total assets                                                                    $      8,757,152         $ 6,993,964
                                                                                ====================================
Liabilities, redeemable preferred stock and stockholders' equity
Current liabilities:
 Accounts payable                                                               $      1,574,844         $ 2,673,570
 Accrued expenses                                                                        942,663             700,815
 Current portion of loans from stockholders                                            1,938,842             336,780
 Current portion of deferred revenue                                                      89,580              90,047
 Current portion of notes and capital leases payable                                     119,604              52,901
                                                                                ------------------------------------
Total current liabilities                                                              4,665,533           3,854,113

Loans from stockholders, net of current portion                                               --             203,733
Deferred revenue, net of current portion                                                  27,492              50,141
Notes and capital leases payable, net of current portion                                  30,992              57,294
Common stock to be issued                                                                 96,000                  --
                                                                                ------------------------------------
Total liabilities                                                                      4,820,017           4,165,281

Redeemable preferred stock, 10,000,000 shares authorized, 955,146 and 0                  975,831                  --
 shares issued and outstanding in 2001 and 2000, respectively

Stockholders' equity:
 Common stock, $.001 par value, 30,000,000 shares authorized,
   9,533,113 and 9,289,529 shares issued and outstanding in 2001 and
   2000, respectively                                                                      9,533               9,289
 Additional paid-in capital                                                           14,025,911           7,889,817
 Accumulated deficit                                                                 (11,074,140)         (4,995,423)
 Notes receivable - related party                                                             --             (75,000)
                                                                                ------------------------------------
Total stockholders' equity                                                             2,961,304           2,828,683
                                                                                ------------------------------------
Total liabilities, redeemable preferred stock and stockholders' equity          $      8,757,152         $ 6,993,964
                                                                                ====================================

See accompanying notes.

 PAGE>

                         SPEEDCOM WIRELESS CORPORATION
                           STATEMENTS OF OPERATIONS
                                  (unaudited)


                                                   Three months ended June 30,                 Six months ended June 30,
                                                    2001                2000                    2001                2000
                                              ----------------------------------          ----------------------------------
                                                (as restated)                              (as restated)
Net revenues                                    $  4,035,298        $  2,154,383           $   8,052,573        $  4,000,982

Operating costs and expenses:
  Cost of goods and services                       2,348,202           1,238,973               4,582,693           2,083,178
  Salaries and related                             1,695,971             888,842               3,011,377           1,571,716
  General and administrative                       1,224,808             248,763               2,075,790             600,543
  Selling expenses                                   431,356             242,375                 950,078             375,037
  Provision for bad debt                             185,400              24,478                 187,074              24,478
  Depreciation and amortization                      152,197              15,000                 259,397              30,000

                                               ---------------------------------          ----------------------------------
                                                   6,037,934           2,658,431              11,066,409           4,684,952
                                               ---------------------------------          ----------------------------------

Loss from operations                              (2,002,636)           (504,048)             (3,013,836)           (683,970)

Other (expense) income:
  Interest expense, net                           (1,500,573)             (6,733)             (1,661,339)             (8,209)
  Other income, net                                    3,406              10,257                   5,819              13,479
                                               ---------------------------------          ----------------------------------
                                                  (1,497,167)              3,524              (1,655,520)              5,270
Net loss before extraordinary items               (3,499,803)           (500,524)             (4,669,356)           (678,700)

Extraordinary loss from early                     (1,409,361)                 --              (1,409,361)                 --
  extinguishment of debt
                                               ---------------------------------          ----------------------------------
Net loss                                        $ (4,909,164)       $   (500,524)          $  (6,078,717)       $   (678,700)
                                               =================================          ==================================

Net loss before extraordinary items
  per common share:
  Basic and diluted                             $      (0.37)       $       (.06)          $       (0.49)       $      (0.09)
                                               =================================          ==================================
Net loss per common share:
  Basic and diluted                             $      (0.52)       $       (.06)          $       (0.64)       $      (0.09)
                                               =================================          ==================================
Shares used in computing basic and
  diluted net loss before extraordinary
  items per common share and net loss per
  common share                                     9,497,426           7,977,218               9,450,350           7,820,841
                                               =================================           =================================

See accompanying notes.

                         SPEEDCOM WIRELESS CORPORATION
                            STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                                      Six Months Ended June 30,
                                                                       2001               2000
                                                                 ---------------------------------
                                                                   (as restated)
Operating activities
Net loss                                                           $ (6,078,717)       $  (678,700)
Adjustments to reconcile net loss to net cash used in
 operating activities:
  Depreciation and amortization                                         259,397             30,000
  Provision for bad debt                                                187,074             24,478
  Provision for inventory obsolescence                                   14,768             11,000
  Common stock issued for services                                      206,450              5,000
  Amortization of original issue discount                             1,166,456                 --
  Extraordinary charge for early extinguishment of debt               1,409,361                 --
  Changes in operating assets and liabilities:
     Restricted cash                                                         --             35,671
     Accounts receivable                                             (1,617,297)          (487,148)
     Leases receivable                                                 (179,222)                --
     Inventories                                                      1,016,394           (534,184)
     Prepaid expenses and other current assets                          134,739           (154,140)
     Intellectual property                                             (360,000)                --
     Other assets                                                       (22,051)            (3,229)
     Accounts payable and accrued expenses                             (165,641)           331,870
     Deferred revenue                                                   (23,116)           (22,865)
                                                                 ---------------------------------
Net cash used in operating activities                                (4,051,405)        (1,442,247)

Investing activities
Purchases of equipment                                                 (401,962)          (478,470)
                                                                 ---------------------------------
Net cash used in investing activities                                  (401,962)          (478,470)

Financing activities
Net payments from factor                                                     --           (111,731)
Net proceeds from sale of common stock and warrants                       3,731          2,476,350
Proceeds from loans from stockholders                                 6,560,000            (45,639)
Proceeds from issuance of notes and capital leases                       12,206             40,000
Payments of loans from stockholders, notes and capital leases        (2,260,380)          (218,291)
Purchase of treasury stock                                                   --           (223,510)
                                                                 ---------------------------------
Net cash provided by financing activities                             4,315,557          1,917,179
                                                                 ---------------------------------

Net decrease in cash                                                   (137,810)            (3,538)
Cash at beginning of period                                             227,066            108,564
                                                                 ---------------------------------
Cash at end of period                                              $     89,256        $   105,026
                                                                 =================================

See accompanying notes.

                         SPEEDCOM WIRELESS CORPORATION
                     STATEMENTS OF CASH FLOWS (CONTINUED)
                                  (unaudited)


                                                                   Six Months Ended June 30,
                                                                      2001             2000
                                                                  ------------------------------
                                                                   (as restated)
Supplemental disclosure of noncash activities

Conversion of accounts receivable to lease receivable                $1,333,000               --
Conversion of accounts payable to notes payable                      $  558,442               --
Conversion of accounts payable to redeemable preferred stock         $   25,000               --
Common stock issued for services                                     $  206,450          $ 5,000
Common stock issued for note                                                 --          $95,000
Common stock issued for intellectual property                        $  972,500               --
Conversion of debt to common stock                                   $   40,000               --
Conversion of debt to redeemable preferred stock                     $1,146,444               --

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

In December 2000, the Company issued a $200,000 non-interest bearing promissory note, with beneficial conversion features. The note was due in January 2002, payable in cash or 50,000 shares of common stock, at the holder's option. The 50,000 shares had a fair value of $37,500 more than the face value of the note based on the per-share value at the date of the note. This amount has been recorded as an addition to paid-in capital and as an original issue discount reducing the carrying value of the note. The discount was being amortized to interest expense over the life of the note. On June 29, 2001, this loan, along with a $25,000 trade payable, was converted to 100,000 shares of preferred stock, 75,000 Series A Warrants and 100,000 Series B Warrants. The Series A Warrants were valued at $90,000 based on the fair value of the warrants at the date of the conversion. The Series B Warrants vest contingent upon certain performance factors and are valued at $49,000. The unamortized portion of the original issue discount on the promissory note is recorded to interest expense.

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

In April 2001, SPEEDCOM borrowed $3,000,000 from an institutional investor. The loan is due in April 2002 and bears interest at 9% for the first 90 days and 12% thereafter. The loan is convertible at the option of the investor into debt or equity securities at a conversion price equal to 110% of the outstanding principal amount. As part of the transaction, SPEEDCOM issued warrants to acquire 333,333 shares of SPEEDCOM common stock at $5.00 per share. The 333,333 warrants had a fair value of $930,000 more than the face value of the note based on the per-share value at the date of the note. Additionally, this loan has beneficial conversion features based on the value of the warrants and the ability to convert to other securities at 110% of the principal amount. The value of this beneficial conversion feature of $1,230,000 is combined with the $930,000 yielding a total of $2,160,000 that has been recorded as an addition to paid-in capital and as an original issue discount reducing the carrying value of the note. The debt discount is being amortized to interest expense over the remaining life of the note. Additional warrants are issuable contingent upon the date on which the loan is repaid. The holder of the loan has certain rights of first refusal on subsequent financings. Interest is due under the loan in quarterly installments with principal payable in total at the maturity date of the loan. On June 29, 2001, $1,000,000 of this loan was converted to 497,812 shares of preferred stock, 373,359 Series A Warrants and 497,812 Series B Warrants. The Series A Warrants were valued at $448,030 based on the proportionate fair value of the warrants at the date of the conversion utilizing the Black-Scholes pricing model. The Series B Warrants vest contingent upon certain performance factors and are valued at $243,928. The balance of the remaining note at June 30, 2001 amounted to $1,505,722.

SPEEDCOM issued a $40,000 promissory note to the Company's Vice President of Sales in May 2001. The note bears an interest rate of 9%. The note is payable in August 2001.

In June 2001, SPEEDCOM issued a $250,000 promissory note to the Company's President. The note bears an interest rate of 10% and is payable in April 2002. The Company concurrently granted a total of 73,333 warrants with a $3.25 strike price in connection with this note. The proportionate fair value of the warrants amounted to $92,500 and has been recorded as an addition to paid-in capital and as an original issue discount reducing the carrying value of the note. On June 29, 2001, this loan was converted to 111,667 shares of preferred stock, 83,751 Series A Warrants and 111,667 Series B Warrants. The Series A Warrants were valued at $169,177. The Series B Warrants vest contingent upon certain performance factors and are valued at $54,717. The difference in the carrying value on the promissory note as compared to the combined fair value of the warrants and preferred stock is recorded as an extraordinary loss from the early extinguishment of debt.

In June 2001, SPEEDCOM borrowed $1,500,000 from three institutional investors. The loan bears an interest rate of 10% and is payable in April 2002. The Company concurrently granted a total of 440,000 warrants with a $3.25 strike price in connection with this loan. The proportionate fair value of the warrants amounted to $555,000 and has been recorded as an addition to paid-in capital and as an original issue discount reducing the carrying value of the loan. On June 29, 2001, $550,000 of this loan was converted to 245,667 shares of preferred stock, 184,251 Series A Warrants and 245,667 Series B Warrants. The Series A Warrants were valued at $372,187. The Series B Warrants vest contingent upon certain performance factors and are valued at $120,377. The balance of the remaining note at June 30, 2001 amounted to $618,028. The difference in the carrying value related to the converted portion of this loan as compared to the combined fair value of the warrants and preferred stock is recorded as an extraordinary loss from the early extinguishment of debt.

SPEEDCOM recorded a loss from the early extinguishment of debt related to some of the conversions discussed above. When the nonconvertible loans originated, value was allocated to the warrants based on the Black-Scholes pricing model. This value was being amortized over the maturity of the loan. When the loan was converted to preferred stock, Series A Warrants and Series B Warrants, the carrying value less the fair value of the warrants and preferred stock was immediately expensed to loss from the early extinguishment of debt.

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
                                                                      ===================================

9.  Redeemable Preferred Stock

On June 29, 2001, SPEEDCOM converted loans, accrued interest and trade payables of $2,149,075 to 955,146 shares of $.001 par value preferred stock, 716,361 Series A Warrants and 955,146 Series B Warrants. Each share of preferred stock is convertible at any time into one share of common stock, subject to anti-dilution protection. The Series A Warrants were valued based on the fair value of the warrants at the date of the conversion. The Series B Warrants vest contingent upon certain performance factors. The Series B Warrants vest (i) fully if SPEEDCOM does not achieve positive EBITDA in the fourth quarter of 2001, (ii) partially if SPEEDCOM achieves positive EBITDA in the fourth quarter of 2001, but less than $100,000 and (iii) fully if SPEEDCOM has less than $4,500,000 of revenue in the fourth quarter of 2001. The Company has estimated the Series B Warrants to have a value of $468,022 based on the results of the Black-Scholes pricing model, reduced by one-half due to the uncertainty of whether the warrants will be fully or partially exercisable, or not exercisable at all. Each of the Series A Warrants are convertible into .75 shares of common stock and each of the Series B Warrants are convertible into one share of common stock. This preferred stock is only redeemable upon the occurrence of a Triggering Event as defined in the agreement, which is generally a sale, merger or reorganization of the Company, failure of the Company to maintain an effective Registration Statement related to the redeemable preferred stock or failure to have the Company's common stock listed on certain exchanges. The Company has committed to adjust the terms of these securities if the Company issues similiar securities at more favorable terms.

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

                                      Three Months Ended June 30,          Six Months Ended June 30,
                                         2001           2000                   2001            2000
                                    ----------------------------------------------------------------
                                    (as restated)                         (as restated)
Net revenues                            100%           100%                   100%            100%

Operating costs and expenses:
 Cost of goods and services              58%            57%                    57%             52%
 Salaries and related                    42%            41%                    38%             39%
 General and administrative              30%            12%                    26%             15%
 Selling expenses                        11%            11%                    12%              9%
 Provision for bad debt                   4%             1%                     2%              1%
 Depreciation and amortization            4%             1%                     3%              1%
                                    ----------------------------------------------------------------

                                        149%           123%                   138%            117%
                                    ----------------------------------------------------------------

Loss from operations                   (49)%          (23)%                  (38)%           (17)%

Other (expense) income:
 Interest expense, net                 (37)%             0%                  (21)%              0%
 Other income, net                        0%             0%                     0%              0%
                                    ----------------------------------------------------------------
                                       (37)%             0%                  (21)%              0%
Net loss before extraordinary          (86)%          (23)%                  (59)%           (17)%
   items

Extraordinary loss from early          (35)%            --                   (17)%             --
   extinguishment of debt
                                    ----------------------------------------------------------------
Net loss                              (121)%          (23)%                  (76)%           (17)%
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

Net interest expense increased from approximately $8,000 for the six months ended June 30, 2000 to approximately $1,661,000 for the six months ended June 30, 2001. This increase was due to the addition of notes payable and loans from stockholders during the fourth quarter of 2000 and the first and second quarters of 2001.


Net loss increased 796% from approximately $679,000, or $.09 per share, in the six months ended June 30, 2000 to approximately $6,079,000, or $.64 per share, in the six months ended June 30, 2001, as a result of the foregoing factors.

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

Net interest expense increased from approximately $7,000 for the three months ended June 30, 2000 to approximately $1,501,000 for the three months ended June 30, 2001. This increase was due to the addition of notes payable and loans from stockholders during the fourth quarter of 2000 and the first and second quarters of 2001.


Net loss increased 881% from approximately $501,000, or $.06 per share, in the three months ended June 30, 2000 to approximately $4,909,000, or $.52 per share, in the three months ended June 30, 2001, as a result of the foregoing factors.


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

SPEEDCOM Wireless Corporation

/s/ Michael W. McKinney          Chairman, Chief Executive       January 2, 2002
---------------------------         Officer and Director
Michael W. McKinney

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