Form 10QSB/A
period 2001-09-30
SPEEDCOM WIRELESS CORP
filed 2002-01-02
CIK 1014343

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

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                         SPEEDCOM WIRELESS CORPORATION
                                 BALANCE SHEETS


                                                                                 September 30,        December 31,
                                                                                     2001                2000
                                                                            ----------------------------------------
                                                                                 (unaudited)
                                                                                (as restated)
Assets
Current assets:
 Cash                                                                               $    591,904         $   227,066
 Accounts receivable, net of allowances of $315,777 and $296,330 in 2001
  and 2000, respectively                                                               1,409,965           1,788,206
 Leases receivable                                                                       624,768              43,389
 Inventories, net                                                                      1,768,845           2,388,283
 Prepaid expenses and other current assets                                               301,426             732,753
                                                                            ----------------------------------------
 Total current assets                                                                  4,696,908           5,179,697

Accounts receivable                                                                           --             586,578
Leases receivable                                                                        671,795              36,157
Property and equipment, net                                                            1,076,043             956,133
Other assets, net                                                                        347,168             158,405
Investments                                                                               92,717              76,994
Intellectual property                                                                  1,352,140                  --
                                                                            ----------------------------------------
Total assets                                                                        $  8,236,771         $ 6,993,964
                                                                            ========================================
Liabilities and stockholders' equity
Current liabilities:
 Accounts payable                                                                   $  1,570,092         $ 2,673,570
 Accrued expenses                                                                      1,228,369             700,815
 Current portion of loans from stockholders                                                   --             336,780
 Current portion of deferred revenue                                                      81,926              90,047
 Current portion of notes and capital leases payable                                      36,809              52,901
                                                                            ----------------------------------------

Total current liabilities                                                              2,917,196           3,854,113

Loans from stockholders, net of current portion                                               --             203,733
Deferred revenue, net of current portion                                                  17,417              50,141
Notes and capital leases payable, net of current portion                                  23,103              57,294
                                                                            ----------------------------------------
Total liabilities                                                                      2,957,716           4,165,281

Stockholders' equity:
 Preferred stock, 10,000,000 shares authorized, 3,835,554 and 0 shares
  issued and outstanding in 2001 and 2000, respectively                                5,455,702                  --

 Common stock, $.001 par value, 30,000,000 shares authorized, 10,005,613
  and 9,289,529 shares issued and outstanding in 2001 and 2000, respectively              10,005               9,289


 Additional paid-in capital                                                           21,504,623           7,889,817
 Accumulated deficit                                                                 (21,691,275)         (4,995,423)
 Notes receivable - related party                                                             --             (75,000)
                                                                            ----------------------------------------
Total stockholders' equity                                                             5,279,055           2,828,683
                                                                            ----------------------------------------
Total liabilities and stockholders' equity                                          $  8,236,771         $ 6,993,964
                                                                            ========================================

See accompanying notes.

                         SPEEDCOM WIRELESS CORPORATION
                            STATEMENTS OF OPERATIONS
                                  (unaudited)


                                              Three months ended September 30,          Nine months ended September 30,
                                                   2001                2000                 2001                 2000
                                               --------------------------------          ---------------------------------
                                               (as restated)                              (as restated)
Net revenues                                    $ 2,247,585          $3,182,673           $ 10,300,158          $ 7,183,655

Operating costs and expenses:
 Cost of goods and services                       1,622,530           1,756,529              6,205,223            3,886,256
 Salaries and related                             1,486,651             719,272              4,498,028            2,433,880
 General and administrative                         767,376             770,365              2,843,166            1,320,768
 Selling expenses                                   420,579             319,320              1,370,657              555,056
 Provision for bad debt                             529,225             182,821                716,299              207,299
 Depreciation and amortization                      157,657              31,032                417,054               61,032
 Severance costs                                    531,769                  --                531,769                   --
                                               ---------------------------------          ---------------------------------
                                                  5,515,787           3,779,339             16,582,196            8,464,291
                                               ---------------------------------          ---------------------------------
Loss from operations                             (3,268,202)           (596,666)            (6,282,038)          (1,280,636)

Other (expense) income:
 Interest expense, net                           (1,375,012)             (2,216)            (3,036,351)             (10,434)
 Other income, net                                  174,583                  --                180,402               13,488
                                               ---------------------------------          ---------------------------------
                                                 (1,200,429)             (2,216)            (2,855,949)               3,054
Net loss before extraordinary items              (4,468,631)           (598,882)            (9,137,987)          (1,277,582)
Extraordinary loss from early                    (2,377,008)                 --             (3,786,369)                  --
   extinguishment of debt                      ---------------------------------          ---------------------------------
Net loss                                         (6,845,639)           (598,882)           (12,924,356)          (1,277,582)

Assumed dividend from
    beneficial conversion feature                 3,771,496                  --              3,771,496                   --
                                               ---------------------------------          ---------------------------------
Net loss attributable
    to common stockholders                     $(10,617,135)         $ (598,882)          $(16,695,852)         $(1,277,582)
                                               =================================          ==================================
Net loss before extraordinary items
    per common share:
 Basic and diluted                                   $(0.46)              $(.07)                $(0.96)              $(0.16)
                                               =================================          =================================
 Net loss per common share attributable to
    common stockholders:
 Basic and diluted                                   $(1.10)              $(.07)                $(1.75)              $(0.16)
                                               =================================          =================================
Shares used in computing basic and
 diluted net loss before
 extraordinary items per common share
 and net loss per common share                    9,687,102           8,505,279              9,530,391            8,075,241
                                               =================================          =================================

See accompanying notes.

                         SPEEDCOM WIRELESS CORPORATION
                            STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                                 Nine Months Ended September 30,
                                                                      2001              2000
                                                              -----------------------------------
                                                                   (as restated)
Operating activities
Net loss                                                           $(12,924,356)      $(1,277,582)
Adjustments to reconcile net loss to net cash used in
 operating activities:
  Depreciation and amortization                                         417,054            61,032
  Provision for bad debt                                                716,299           207,299
  Provision for inventory obsolescence                                   14,768            11,000
  Common stock issued for services                                      228,038             5,000
  Amortization of original issue discount                             2,457,304                --
  Warrants issued for severance costs                                   124,920                --
  Gain on sale of InstallGuys division                                 (167,771)               --
  Extraordinary charge for early extinguishment of debt               3,786,369                --
  Changes in operating assets and liabilities:
     Restricted cash                                                         --            35,671
     Accounts receivable                                             (1,050,656)       (1,393,861)
     Leases receivable                                                   13,940                --
     Inventories                                                        570,627          (803,991)
     Prepaid expenses and other current assets                          346,347          (273,615)
     Intellectual property                                             (360,000)               --
     Other assets                                                         6,809           (12,048)
     Accounts payable and accrued expenses                              199,519           324,987
     Deferred revenue                                                   (40,845)           (5,056)
                                                              -----------------------------------
Net cash used in operating activities                                (5,661,634)       (3,121,164)

Investing activities
Purchases of equipment                                                 (446,641)         (587,266)
                                                              -----------------------------------
Net cash used in investing activities                                  (446,641)         (587,266)

Financing activities
Net payments from factor                                                     --          (111,731)
Net proceeds from sale of stock and warrants                          2,291,971         4,665,714
Proceeds from loans from stockholders                                 6,560,000           (45,639)
Proceeds from issuance of notes and capital leases                       12,206            40,000
Payments of loans from stockholders, notes and capital leases        (2,391,064)         (191,048)
Purchase of treasury stock                                                   --          (223,510)
                                                              -----------------------------------
Net cash provided by financing activities                             6,473,113         4,133,786
                                                              -----------------------------------

Net increase in cash                                                    364,838           425,356
Cash at beginning of period                                             227,066           108,564
                                                              -----------------------------------
Cash at end of period                                              $    591,904       $   533,920
                                                              ===================================

See accompanying notes.

                         SPEEDCOM WIRELESS CORPORATION
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                                  (unaudited)




                                                               Nine Months Ended September 30,
                                                                      2001             2000
                                                              ----------------------------------
                                                               (as restated)
Supplemental disclosure of noncash activities

Conversion of accounts receivable to lease receivable           $1,333,000               --
Conversion of accounts payable to notes payable                 $  558,442               --
Conversion of accounts payable to preferred stock               $   25,000               --
Common stock issued for services                                $  228,038          $ 5,000
Common stock issued for note                                            --          $95,000
Common stock issued for intellectual property                   $1,149,500               --
Conversion of debt to common stock                              $   40,000               --
Conversion of debt to preferred stock                           $3,240,758               --
Conversion of debt issuance costs to equity                     $  163,651               --
Conversion of accrued interest to preferred stock               $   88,764               --

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
                                                      ===================================

6.  Loans from Stockholders

SPEEDCOM issued a $250,000 promissory note to the Company's former President in December 2000. The note had an interest rate of the greater of 12% or DLJ's standard margin rate plus 1.5%. The note was payable in December 2001 or at the closing of an equity offering by the Company of at least $5,000,000, whichever was earlier. The Company concurrently granted a total of 25,000 warrants with a $3.60 strike price in connection with this note. The proportionate fair value of the warrants amounted to $62,500 and has been recorded as an addition to paid-in capital and as an original issue discount reducing the carrying value of the note. The discount was being amortized to interest expense over the life of the note. The loan was not convertible into preferred stock per the original loan agreement. On August 23, 2001, this loan was converted to 111,111 shares of preferred stock, 88,889 Series A Warrants and 132,111 Series B Warrants. The Series A Warrants were valued at $93,333. The Series B Warrants vest contingent upon certain performance factors and was valued at $84,551. The difference in the carrying value on the promissory note as compared to the combined fair value of the warrants and preferred stock is recorded as an extraordinary loss from the early extinguishment of debt.


The Company issued a $252,000 non-interest bearing promissory note in December 2000, with beneficial conversion features. The note was due in December 2001, payable in cash or 70,000 shares of common stock, at the holder's option. The 70,000 shares had a fair value of $115,500 more than the face value of the note based on the per-share value at the date of the note. This amount has been recorded as an addition to paid-in capital and as an original issue discount reducing the carrying value of the note. The discount was being amortized to interest expense over the life of the note. On August 23, 2001, this loan was converted to 112,000 shares of preferred stock, 89,600 Series A Warrants and 133,168 Series B Warrants. The Series A Warrants were valued at $51,096 based on the proportionate fair value of the warrants at the date of the conversion. The Series B Warrants vest contingent upon certain performance factors and was valued at $85,227. The unamortized portion of the original issue discount on the promissory note is less the fair value of the warrants and preferred stock fully recorded to interest expense.


In December 2000, the Company issued a $200,000 non-interest bearing promissory note, with beneficial conversion features. The note was due in January 2002, payable in cash or 50,000 shares of common stock, at the holder's option. The 50,000 shares had a fair value of $37,500 more than the face value of the note based on the per-share value at the date of the note. This amount has been recorded as an addition to paid-in capital and as an original issue discount reducing the carrying value of the note. The discount was being amortized to interest expense over the life of the note. On June 29, 2001, this loan, along with a $25,000 trade payable, was converted to 100,000 shares of redeemable preferred stock, 75,000 Series A Warrants and 100,000 Series B Warrants. The Series A Warrants were valued at $90,000 based on the fair value of the warrants at the date of the conversion. The Series B Warrants vest contingent upon certain performance factors and were valued at $49,000. The unamortized portion of the original issue discount on the promissory note is fully recorded to interest expense. On August 23, 2001, the redeemable preferred stock was exchanged for 100,000 shares of preferred stock, 80,000 Series A Warrants and 118,900 Series B Warrants. The Series A Warrants were valued at $45,622 based on the proportionate fair value of the warrants at the date of the conversion. The Series B Warrants vest contingent upon certain performance factors and are valued at $76,095.


Also in December 2000, the Company issued a $10,800 non-interest bearing promissory note with beneficial conversion features. The note was due in December 2001, payable in cash or 3,000 shares of common stock, at the holder's option. The 3,000 shares had a fair value of $4,950 more than the face value of the note based on the per-share value at the date of the note. This amount has been recorded as an addition to paid-in capital and as an original issue discount reducing the carrying value of the note. The discount was being amortized to interest expense over the life of the note. On August 23, 2001, this loan was converted to 4,800 shares of preferred stock, 3,840 Series A Warrants and 5,708 Series B Warrants. The Series A Warrants were valued at $2,190 based on the fair value of the warrants at the date of the conversion. The Series B Warrants vest contingent upon certain performance factors and are valued at $3,653. The unamortized portion of the original issue discount on the promissory note is fully recorded to interest expense.


During January 2000, the Company issued a 10% convertible subordinated promissory note for $40,000, due for payment in January 2003. The note was convertible into 10,000 shares of common stock at any time during its term. The note was subordinate to all other debt instruments. The $40,000 note and accrued interest was converted in January 2001.

In April 2001, SPEEDCOM borrowed $3,000,000 from an institutional investor. The loan was due in April 2002 and had an interest rate of 9% for the first 90 days and 12% thereafter. This loan is convertible at the option of the investor into debt or equity securities at a conversion price equal to 110% of the outstanding principal amount. As part of the transaction, SPEEDCOM issued warrants to acquire 333,333 shares of SPEEDCOM common stock at $5.00 per share. The 333,333 warrants had a fair value of $930,000 more than the face value of the note based on the per-share value at the date of the note. Additionally, this loan has beneficial conversion features based on the value of the warrants and the ability to convert to other securities at 110% of the principal amount. The value of this beneficial conversion feature of $1,230,000 is combined with the $930,000 yielding a total of $2,160,000 that has been recorded as an addition to paid-in capital and as an original issue discount reducing the carrying value of the note. The debt discount was being amortized to interest expense over the life of the note. Additional warrants were issuable contingent upon the date on which the loan was repaid. The holder of the loan had certain rights of first refusal on subsequent financings. Interest was due under the loan in quarterly installments with principal payable in total at the maturity date of the loan. On June 29, 2001, the Company permitted $1,000,000 of this loan plus accrued interest to be converted to 497,812 shares of redeemable preferred stock, 373,359 Series

A Warrants and 497,812 Series B Warrants. The Series A Warrants were valued at $448,030 based on the fair value of the warrants at the date of the conversion utilizing the Black-Scholes pricing model. The Series B Warrants vest contingent upon certain performance factors and were valued at $243,928. On August 23, 2001, the redeemable preferred stock was exchanged for 497,812 shares of preferred stock, 398,225 Series A Warrants and 591,898 Series B Warrants. On August 23, 2001, the remaining $2,000,000 of this loan plus accrued interest was converted to 1,011,756 shares of preferred stock, 809,506 Series A Warrants and 1,203,104 Series B Warrants. The Series A Warrants were valued at $461,638 based on the fair value of the warrants at the date of the conversion. The Series B Warrants vest contingent upon certain performance factors and were valued at $769,987.


SPEEDCOM issued a 9% $40,000 promissory note to the Company's Vice President of Sales in May 2001. The note and interest were paid in August 2001.

In June 2001, SPEEDCOM issued a $250,000 promissory note to the Company's former President. The note had an interest rate of 10% and was payable in April 2002. The Company concurrently granted a total of 73,333 warrants with a $3.25 strike price in connection with this note. The proportionate fair value of the warrants amounted to $92,500 and has been recorded as an addition to paid-in capital and as an original issue discount reducing the carrying value of the note. The loan was not convertible into preferred stock per the original loan agreement. On June 29, 2001, this loan plus accrued interest was converted to 111,667 shares of redeemable preferred stock, 83,751 Series A Warrants and 111,667 Series B Warrants. The Series A Warrants were valued at $169,177. The Series B Warrants vest contingent upon certain performance factors and were valued at $54,717. The difference in the carrying value on the promissory note as compared to the combined fair value of the warrants and preferred stock is recorded as an extraordinary loss from the early extinguishment of debt. On August 23, 2001, the redeemable preferred stock was exchanged for 111,667 shares of preferred stock, 89,334 Series A Warrants and 132,773 Series B Warrants.


In June 2001, SPEEDCOM borrowed $1,500,000 from three institutional investors. The loan had an interest rate of 10% and was payable in April 2002. The Company concurrently granted a total of 440,000 warrants with a $3.25 strike price in connection with this loan. The proportionate fair value of the warrants amounted to $555,000 and has been recorded as an addition to paid-in capital and as an original issue discount reducing the carrying value of the loan. The loan was not convertible into preferred stock per the original loan agreement. On June 29, 2001, $550,000 of this loan was converted to 245,667 shares of redeemable preferred stock, 184,251 Series A Warrants and 245,667 Series B Warrants. The Series A Warrants were valued at $372,187. The Series B Warrants vest contingent upon certain performance factors and were valued at $120,377. The difference in the carrying value related to the converted portion of this loan as compared to the combined fair value of the warrants and preferred stock is recorded as an extraordinary loss from the early extinguishment of debt. On August 23,

2001, the redeemable preferred stock was exchanged for 245,667 shares of preferred stock, 196,550 Series A Warrants and 292,096 Series B Warrants. On August 23, 2001, the remainder of this loan plus accrued interest was converted to 430,785 shares of preferred stock, 344,529 Series A Warrants and 512,056 Series B Warrants. The Series A Warrants were valued at $196,475. The Series B Warrants vest contingent upon certain performance factors and were valued at $327,716. The difference in the carrying value related to this loan as compared to the combined fair value of the warrants and preferred stock as compared to the combined fair value of the warrants and preferred stock is recorded as an extraordinary loss from the early extinguishment of debt.


SPEEDCOM recorded a loss from the early extinguishment of debt related to some of the conversions discussed above. When the nonconvertible loans originated, value was allocated to the warrants based on the Black-Scholes pricing model. This value was being amortized over the maturity of the loan. When the loan was converted to preferred stock, Series A Warrants and Series B Warrants the difference in the carrying value as compared to the combined fair value of the warrants and preferred stock as compared to the combined fair value of the warrants and preferred stock was immediately expensed to loss from the early extinguishment of debt.


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
                                                          ===================================

8.  Preferred Stock

On June 29, 2001, SPEEDCOM converted loans, accrued interest and trade payables of $2,149,075 to 955,146 shares of $.001 par value preferred stock, 716,361 Series A Warrants and 955,146 Series B Warrants. The Series A Warrants were valued based on the proportionate fair value of the warrants at the date of the conversion. The Series B Warrants vest contingent upon certain performance factors. The Series B Warrants vest (i) fully if SPEEDCOM does not achieve positive EBITDA in the fourth quarter of 2001, (ii) partially if SPEEDCOM achieves positive EBITDA in the fourth quarter of 2001, but less than $100,000, and (iii) fully if SPEEDCOM has less than $4,500,000 of revenue in the fourth quarter of 2001. The Company has estimated the Series B Warrants to have a value of $468,022, based on the results of the Black-Scholes pricing model, reduced by one-half due to the uncertainty of whether the warrants will be fully or partially exercisable, or not exercisable at all. Each of the Series A Warrants is convertible into .75 shares of common stock and each of the Series B Warrants is convertible into one share of common stock. This preferred stock was only redeemable upon the occurrence of a Triggering Event as defined in the agreement, which is generally a sale, merger or reorganization of the Company, failure of the Company to maintain an effective Registration Statement related to the redeemable preferred stock or failure to have the Company's common stock listed on certain exchanges.

On August 23, 2001, SPEEDCOM converted the (i) 955,146 shares of redeemable preferred stock, (ii) 716,361 Series A Warrants and (iii) 955,146 Series B Warrants that were issued on June 29, 2001 and (iv) loans to shareholders of $3,462,800 in exchange for (i) 2,625,598 shares of preferred stock, (ii) 2,100,473 Series A Warrants, and (iii) 3,121,814 Series B Warrants. This conversion was due to the Company's commitment to the holders of preferred stock and warrants issued in June 2001 that if the Company issues similar instruments at more favorable terms, the Company will adjust the terms of the securities issued in June 2001 in response to this commitment based on a conversion ratio of two shares of common stock for each share of preferred stock rather than the ratio of one-to-one in the preferred stock issued in June 2001. The Company has recorded an assumed dividend of $2,292,350, which equals the increase in the intrinsic value of the preferred stock based on the incremental number of shares of common stock (955,146) that may be obtained on conversion of the preferred stock into common stock valued at the price per share ($2.40) on June 29, 2001. There was no difference in the fair value of Series A and B warrants issued in August 2001 compared to the fair value of the Series A and B warrants issued in June 2001.

Concurrently on August 23, 2001, SPEEDCOM issued (i) 1,209,956 shares of preferred stock, (ii) 967,975 Series A Warrants and (iii) 1,438,667 Series B Warrants for $2,397,010 in cash net of stock issuance costs. The Series A Warrants were valued at their proportionate value of $481,587 and the Series B Warrants were recorded at their proportionate value of $436,277 as additions to Additional Paid in Capital. Additionally, the preferred stock has a beneficial conversion feature valued at $1,479,146 based on the value of the warrants and the ability to convert the preferred stock to two shares of common stock. This amount is recorded as an assumed dividend from beneficial conversion feature because the preferred stock was convertible when issued.

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

The Company may recognize an additional assumed dividend when these contingencies regarding the conversion ratio are revalued.


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



                                                   Three Months                              Nine Months
                                                 Ended September 30,                       Ended September 30,
                                                2001             2000                    2001                2000
                                 -------------------------------------------------------------------------------

Net revenues                                    100%             100%                    100%                100%
Operating costs and expenses:
 Cost of goods and services                      72%              55%                     60%                 54%
 Salaries and related                            66%              23%                     44%                 34%
 General and administrative                      34%              24%                     28%                 18%
 Selling expenses                                19%              10%                     13%                  8%
 Provision for bad debt                          24%               6%                      7%                  3%
 Depreciation and
  amortization                                    7%               1%                      4%                  1%
 Severance costs                                 24%               0%                      5%                  0%
                                 -------------------------------------------------------------------------------
                                                 246%             119%                    161%                118%
                                 -------------------------------------------------------------------------------
 Loss from operations                          (146)%            (19)%                   (61)%               (18)%
 Other (expense) income:
 Interest expense, net                          (61)%              0%                    (28)%                 0%
 Other income, net                                8%               0%                      2%                  0%
                                 -------------------------------------------------------------------------------
                                                (53)%              0%                    (26)%                 0%
Net loss before extraordinary                  (199)%            (19)%                   (89)%               (18)%
   items
 Extraordinary loss from early                 (106)%             --                     (37)%                --
   extinguishment of debt
                                 -------------------------------------------------------------------------------
 Net loss                                      (305)%            (19)%                  (126)%               (18)%
Assumed dividend from
beneficial conversion feature                   168%              --                      36%                 --
                                 -------------------------------------------------------------------------------
Net loss attributable to
common stockholders                            (473)%            (19)%                  (162)%               (18)%
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

Net interest expense increased from approximately $10,000 for the nine months ended September 30, 2000 to approximately $2,856,000 for the nine months ended September 30, 2001. This increase was due to the addition of notes payable and loans from stockholders during the fourth quarter of 2000 and the first nine months of 2001.


During the nine months ended September 30, 2001, SPEEDCOM sold the InstallGuys division of the Company. Revenue from the InstallGuys division accounted for less than 3% of total SPEEDCOM revenues for the nine months ended September 2001. The sale of the division is not expected to have a material effect on the operations or liquidity of SPEEDCOM.


Net loss increased from approximately $1,278,000, or $.16 per share, in the nine months ended September 30, 2000 to approximately $12,924,000, or $1.36 per share, in the nine months ended September 30, 2001, as a result of the foregoing factors.


As discussed in Note 8 of the Notes to the Financial Statements, the Company issued preferred stock, Series A Warrants and Series B Warrants for cash. The preferred stock has a beneficial conversion feature valued at $3,771,496 based on the value of the warrants and the ability to convert the preferred stock to two shares of common stock. The amount is recorded as an assumed dividend in the quarter ended September 30, 2001 because the preferred stock was convertible when issued.



On August 23, 2001, SPEEDCOM converted (i) 955,146 shares of redeemable preferred stock, (ii) 716,361 Series A Warrants and (iii) 955,146 Series B Warrants that were issued on June 29, 2001 for (i) 955,146 shares of preferred stock, (ii) 764,109 Series A Warrants and (iii) 1,135,667 Series B Warrants. The preferred stock issued on August 23, 2001 has a conversion ratio of two shares of common stock for each share of preferred stock rather than the ratio of one-to-one in the preferred stock issued in June 2001. The Company has recorded an assumed dividend of $2,292,350 which is the value of the incremental number of common shares issuable upon conversion of the preferred stock based on the price per share of common stock of $2.40 at the commitment date of June 29, 2001. The preferred stock conversion ratio may be further increased in the future as discussed in Note 8 of the notes to the financial statements, which would result in additional assumed dividends.


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

Net interest expense increased from approximately $2,000 for the three months ended September 30, 2000 to approximately $1,375,000 for the three months ended September 30, 2001. This increase was due to the addition of notes payable and loans from stockholders during the fourth quarter of 2000 and the first nine months of 2001.


During the three months ended September 30, 2001, SPEEDCOM sold the InstallGuys division of the Company. Revenue from the InstallGuys division accounted for less than 3% of total SPEEDCOM revenues for the three months ended September 30, 2001. The sale of the division is not expected to have a material effect on the operations or liquidity of SPEEDCOM.


Net loss increased from approximately $599,000, or $.07 per share, in the three months ended September 30, 2000 to approximately $6,846,000 or $.71 per share, in the three months ended September 30, 2001, as a result of the foregoing factors.


As discussed in Note 8 of the Notes to the Financial Statements, the Company issued preferred stock, Series A Warrants and Series B Warrants for cash. The preferred stock has a beneficial conversion feature valued at $3,771,496 based on the value of the warrants and the ability to convert the preferred stock to two shares of common stock. The amount is recorded as an assumed dividend in the quarter ended September 30, 2001 because the preferred stock was convertible when issued.



On August 23, 2001, SPEEDCOM converted (i) 995,146 shares of redeemable preferred stock, (ii) 716,361 Series A Warrants and (iii) 955,146 Series B Warrants that were issued on June 29, 2001 for (i) 995,146 shares of preferred stock, (ii) 764,109 Series A Warrants and (iii) 1,135,667 Series B Warrants. The preferred stock issued on August 23, 2001 has a conversion ratio of two shares of common stock for each share of preferred stock rather than the ratio of one-to-one in the preferred stock issued in June 2001. The Company has recorded an assumed dividend of $2,292,350 which is the value of the incremental number of common shares issuable upon conversion of the preferred stock based on the price per share of common stock of $2.40 at the commitment date of June 29, 2001. The preferred stock conversion ratio may be further increased in the future as discussed in Note 8 of the notes to the financial statements, which would result in additional assumed dividends.



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