Form 10KSB40
period 2001-12-31
SPEEDCOM WIRELESS CORP
filed 2002-04-01
CIK 1014343

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ending December 31, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from __________________ to ______________________

                        Commission file number: 0-21061

                               -----------------

                         SPEEDCOM WIRELESS CORPORATION
            (Exact name of registrant as specified in its charter)

                      Delaware                 58-2044990
                   (State or other          (I.R.S. Employer
                    jurisdiction           Identification No.)
                 of incorporation or
                    organization)

      7020 Professional Parkway East, Sarasota, FL 34240 (941) 907-2300 (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

                               -----------------

   Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 par value, Preferred Stock, $0.001 par value, Class A Warrants and Class B Warrants

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes [X] No [_], and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [_].

   Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

   Revenues for the most recent fiscal year: $14,209,528.

   State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $1,808,424 as of March 15, 2002.

   Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the last practicable date: March 15, 2002--10,601,332 common shares, $.001 par value.

   The following documents are incorporated by reference: The Proxy Statement for the 2002 Annual Meeting of Shareholders for Part III Item 10, Item 11 and
Item 12 of this Form 10-KSB.

   Transitional small business disclosure format (check one): Yes [_]  No [X]

================================================================================

                         SPEEDCOM WIRELESS CORPORATION

                                  FORM 10-KSB
                    For the Period Ended December 31, 2001

                                     INDEX

                                                                                               Page
                                                                                               No.
                                                                                               ----
                                                PART I

Item 1.  Description of Business..............................................................   3
Item 2.  Description of Property..............................................................   7
Item 3.  Legal Proceedings....................................................................   7
Item 4.  Submission of Matters to a Vote of Security Holders..................................   7

                                                PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.............................   7
Item 6.  Management's Discussion and Analysis of Financial Condition and Results of Operations  10
Item 7.  Financial Statements
           Balance Sheets as of December 31, 2001 and 2000....................................  21
           Statements of Operations for the years ended December 31, 2001 and 2000............  22
           Statements of Changes in Stockholders' Equity for the years ended December 31, 2001 and 2000..........................................................................  23
           Statements of Cash Flows for the years ended December 31, 2001 and 2000............  24
           Notes to Financial Statements......................................................  26
Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.  41

                                               PART III

Item 9.  Directors and Executive Officers of Registrant.......................................  41
Item 10. Executive Compensation...............................................................  42
Item 11. Security Ownership of Certain Beneficial Owners and Management.......................  42
Item 12. Certain Relationships and Related Transactions.......................................  42
Item 13. Exhibits, Reports on Form 8-K and Schedule...........................................  43
Signatures....................................................................................  44
Exhibit Index.................................................................................  45

                                    PART I

Item 1.  Description of Business

  Company Overview

   The predecessor to SPEEDCOM Wireless Corporation (Old SPEEDCOM) was incorporated in Florida in 1994. Old SPEEDCOM initially served as a reseller of computer equipment and wireless communications equipment. In 1997, Old SPEEDCOM changed its name to SPEEDCOM Wireless International Corporation and started selling its own branded products. On September 26, 2000, Old SPEEDCOM merged into LTI Holdings, Inc. (LTI), a public "shell" company incorporated in Delaware and became SPEEDCOM Wireless Corporation (SPEEDCOM). Except as specifically noted to the contrary, the information herein that predates the merger relates to Old SPEEDCOM, and all references to SPEEDCOM refer to Old SPEEDCOM before the merger and the combined company after the merger.

   SPEEDCOM's wireless products and services are designed to meet the "backbone" and "last-mile" needs of two distinct markets, the service provider market and the enterprise market. The former is comprised of various Internet service providers and telecommunication carriers, which provide fixed wireless broadband Internet connectivity to business and residential customers. The latter includes corporations, schools and universities, governments and the military, which need wireless campus-wide private data networks. In both cases, SPEEDCOM's wireless broadband solutions provide the user with lower cost of ownership and significantly reduced installation time compared to alternative wired solutions.

   SPEEDCOM's product division, Wave Wireless Networking, offers high-performance, reliable wireless bridge/routers. Its products range from 11 Megabits per second to 155 Megabits per second in speed and are offered in various point-to-point and point-to-multipoint configurations.

   SPEEDCOM sells its wireless broadband products in domestic and international markets through both an indirect channel of distributors, resellers and Original Equipment Manufacturers and a direct sales force. SPEEDCOM sells its products in over 60 countries, with international sales making up approximately 53% of SPEEDCOM's total 2001 revenue (Latin America 16%, Africa 12%, Asia 15%, Europe 3%, Other 7%).

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

   Annual revenue nationwide for fixed-wireless service is expected to skyrocket almost 150 percent this year (2001) to nearly $2 billion, topping $16 billion by 2004. Last year (2000), subscriber numbers hit 65,000 and projections for the next three years show no sign of waning: 175,000 for 2001, 390,000 for 2002, and 670,000 business subscribers for 2003. (Strategis Group,
2001).

   Most wireless networks use radio frequency to provide alternative network access for both data and voice applications. Radio frequency based wireless broadband networks are designed to run on radio frequencies that do not require a license (e.g. 2.4 Gigahertz and 5.7 Gigahertz), called "public bands", as well as frequencies that require the carrier to own a license (e.g. Multi-Channel Multipoint Distribution System (MMDS) and 3.5 Gigahertz). In the public band, the industry has adopted a specification that defines standards and attempts to create compatibility among vendors, which is called the IEEE (Institute of Electrical and Electronics Engineers) 802.11b specification. However, this standard, which is more appropriate for indoor wireless connectivity than outdoor, sacrifices speed and cost for compatibility and mobility. SPEEDCOM offers products that meet the IEEE 802.11b specification, but because speed, range, and cost are most often more important to the users of fixed wireless equipment, SPEEDCOM also offers a suite of products that do not strictly adhere to IEEE 802.11b and instead use slightly modified specifications that are more suitable for outdoor wireless connectivity.

   Also in the public band, consumers can choose between two radio frequency technologies known as Direct Sequence Spread Spectrum and Frequency Hopping Spread Spectrum. SPEEDCOM uses Direct Sequence Spread Spectrum, which allows for greater data throughput, longer range and less interference.

   Although there are many standards and frequencies that companies can adhere to or utilize, SPEEDCOM's next-generation products aim to be flexible enough to address the needs of both the licensed and unlicensed bands as well as the various types of transmission methods.

   The market for SPEEDCOM's products is very competitive, and it is expected that competition will increase in the future, both with respect to current products and future products, which SPEEDCOM may develop. Within the wireless industry, business is intensely competitive and is characterized by rapid technological change, frequent introduction of new products and evolving industry standards. Management believes that the principal competitive factors in the fixed wireless broadband market include:

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

  .   size and scope of distribution network; and

  .   brand name.

   Within the fixed wireless broadband industry, the primary competitors are Agere Systems, Aironet (part of Cisco Systems) and Alvarion. SPEEDCOM also experiences competition from a number of smaller companies that provide wireless data communication products. SPEEDCOM also competes with offerings from local telephone companies and public telephone and telegraph operators around the world. These offerings typically consist of a data connection a customer leases from the local telephone operator, typically as part of a multi-year contract for services. SPEEDCOM's products offer several advantages over telephone company based offerings: competitive performance, no recurring monthly payments, and return-on-investment often in less than 6 months. Because some telephone company based offerings can be used at distances greater than SPEEDCOM's products, the two types of solutions may also act as a complimentary solution for a customer. While some telephone company offerings have the advantage of being able to connect buildings at distances greater than can be done using wireless products, the two types of connections are not mutually exclusive and can be used in combination to connect remote buildings.

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

  Business Strategy

   SPEEDCOM's strategy is to continue providing a complete line of wireless broadband products and services to sell to Internet service providers and private data network users. SPEEDCOM intends to accomplish this primarily through its existing product line and the internal development of new products and services. SPEEDCOM also intends to promote the wider use of its products by establishing strategic relationships with partners who can reach additional segments of the market. SPEEDCOM may seek to merge with one or more companies which complement SPEEDCOM's product offerings in order to facilitate growth.

   In January 2001, SPEEDCOM acquired worldwide rights for six years to PacketHop(TM), a wireless routing software developed by SRI International
(SRI). PacketHop(TM) overcomes the traditional need for a direct line of sight between a base station and an end user's location. PacketHop(TM) allows a wireless system to find the closest connection, bounce the signal from location to location and remember the path. As a result, PacketHop(TM) enabled wireless networks will be able to reach a significantly higher percentage of an Internet service provider's potential customers than a normal fixed wireless network. Under the terms of the agreement, SPEEDCOM obtains rights for six years to SRI's PacketHop(TM) technology in the fixed wireless infrastructure market for the primary frequencies, including 2.4 Gigahertz, MMDS, 3.5 Gigahertz and 5.7 Gigahertz. SRI International has become a shareholder of SPEEDCOM. SRI received a total of 325,000 shares of common stock of SPEEDCOM issued in four traunches. Each traunch was issuable on specific dates based on the achievement of certain performance goals. SPEEDCOM has also paid $360,000 in cash to SRI.

   SPEEDCOM's research and development expenses during the fiscal year ending December 31, 2001 and 2000 were $424,299 and $51,253, respectively. This increase was due to costs relating to changes and enhancements made to Packethop(TM) and the development of a new operating platform for some of SPEEDCOM's products.

  Products/Services

   SPEEDCOM offers a complete line of wireless broadband equipment. SPEEDCOM's high performance wireless bridge/router systems connect existing enterprise local area networks for point-to-point and point-to-multi-point, campus area, or metropolitan area networks. Within the current product line, SPEEDCOM offers eight low-end products, which can communicate at 11 Megabits per second at distances up to 25 miles, and one high-end product, which can communicate at 155 Megabits per second at distances up to 10 miles. Because the performance and distance a particular product is capable of reaching varies depending on the end-users network configuration, these values may vary from application to application. SPEEDCOM derives additional revenue from wireless equipment installation and field support services, which are contracted with its resellers and directly with end-users. These services include radio frequency site survey and path analysis, equipment installation and on site trouble shooting of problems during operation of the equipment.

   SPEEDCOM is developing additional products with smaller size, greater functionality and greater ease of use for new markets. Currently, SPEEDCOM is developing a next generation of fixed wireless broadband products, which are to be based on the 802.11a and/or 802.16 standards, operating in the 5.7 Gigahertz band. The new products will deliver throughput at rates up to 54 Megabits per second, nearly five times as fast as today's products. SPEEDCOM will utilize its own proprietary board design and software, including the PacketHop(TM) software licensed from SRI, utilizing many off the shelf radio components from one of several manufacturers of 54 Megabits per second chips (currently being developed). SPEEDCOM anticipates that these next generation products should be available in the second quarter of 2003 and will position SPEEDCOM to obtain a growing share of the rapidly expanding fixed wireless market.

  Operations

   SPEEDCOM's manufacturing operations consist primarily of final assembly and testing at its manufacturing facility in Sarasota, Florida. SPEEDCOM purchases, under contract manufacturing relationships, all of the circuit boards, integrated circuits and other components used in its products from third party suppliers.

   All products are manufactured under a quality assurance system, which has been recognized as meeting the requirements of ISO-9001. ISO-9001 stands for "International Standardization Organization" with 9001 indicating an organization with design and development capabilities as well as manufacturing, sales and service. An impartial third party auditor, The National Standards Authority of Ireland, reviews the quality system twice per calendar year to ensure compliance and continuous improvement of the system. Each company, by its own choosing, incorporates various processes and procedures in order to effectively manage its operations and related functions. The International Standards Organization has defined a series of standards by which the procedures and processes a company utilizes to manage its operations can be measured. The standard indicates a logical progression of processes a business should consider, evaluate and improve upon in order for the business to operate effectively. The internationally recognized accreditation is designed to provide potential customers an insight to the effectiveness of its business operations and instill in its customers confidence in SPEEDCOM's ability to provide quality products and services consistently. The accreditation enhances SPEEDCOM's ability to market its products and services internationally by validating this commitment. The National Standards Authority of Ireland is one of many organizations, accredited by the ISO governing body, to perform third party evaluations to determine compliance with the ISO standard.

   SPEEDCOM was first certified in November 1998; SPEEDCOM has since passed surveillance audits every 6 months, including one in December 2001.

  Suppliers

   Many of the key hardware and software components necessary for the assembly of SPEEDCOM's products are only available from a single supplier or from a limited number of suppliers. SPEEDCOM has experienced delays and shortages in the supply of components in the past and could experience delays and shortages in the future. SPEEDCOM generally does not maintain a significant inventory of components and does not have long-term supply contracts with its suppliers.

  Government Regulation

   SPEEDCOM is subject to various FCC rules and regulations in the United States. Current FCC regulations permit license-free operation in certain FCC-certified bands in the radio spectrum. SPEEDCOM's spread spectrum wireless products are intended for unlicensed operation primarily in the 2.4-2.4835 Gigahertz frequency bands. Operation in these frequency bands is governed by rules set forth in Part 15 of the FCC regulations. The Part 15 rules are designed to minimize the probability of interference to other users of the spectrum and, thus, accord Part 15 systems secondary status. In the event that there is interference between a primary user and a Part 15 user, a higher priority user can require the Part 15 user to curtail transmissions that create interference. The FCC, however, has established standards, which create an irrefutable presumption of noninterference for Part 15 users and SPEEDCOM believes that its products comply with these requirements. SPEEDCOM's products are also subject to regulatory requirements in international markets and, therefore, SPEEDCOM will need to monitor the development of spread spectrum regulations in certain countries that represent potential markets for its products. Some countries require safety and electromagnetic compatibility testing in order for SPEEDCOM to sell its products.

  Sales and Marketing

   Sales are generated through two primary means: direct sales to our larger strategic end customers and indirect sales through a well-developed value added resellers/distributor channel who sell and service SPEEDCOM's products to a local or regional customer base.

   SPEEDCOM currently has 18 in-house salespeople who sell to certain end users (primarily Internet service providers and larger private data network clients). The sales force is also responsible for maintaining the value added reseller/distributor channel. SPEEDCOM currently has over 200 active value added resellers, distributors and other dealers.

   Indirect sales (i.e. sales to dealers/value added resellers) have historically been SPEEDCOM's main source of revenue. SPEEDCOM will continue to support this business channel, expanding both domestically and internationally. Telemarketing, supported by sales engineers for design services, provides the primary sales engines, augmented, in part, by a direct sales team to reach large corporate and institutional accounts as well as telecommunication carriers and Internet service providers.

   Another existing sales channel is catalog sales. Private branding is expected to eliminate conflicts with SPEEDCOM's other sales channels.

  Customers

   No customer accounted for more than 10% of revenues for the year ended December 31, 2001. Although SPEEDCOM serves a large and varied group of customers, approximately 15% of SPEEDCOM's revenues for the year ended December 31, 2000 were derived from one customer (IFX/Communications Ventures). The loss of, or a significant curtailment of purchases by this customer, or other significant customers of SPEEDCOM, could have a material adverse effect on SPEEDCOM's business, financial condition and results of operations.

  Employees

   SPEEDCOM currently has approximately 70 full time employees. None of SPEEDCOM's employees are represented by a labor union and SPEEDCOM believes that its relations with its employees are good.

Item 2.  Description of Property

   SPEEDCOM currently leases approximately 40,000 square feet of office and light industrial space in Sarasota, Florida, which includes 8,000 square feet of manufacturing capacity. SPEEDCOM's rent for the first twelve months of the lease, which began in October 2001, including maintenance, will be approximately $57,000 per month for this facility. SPEEDCOM also leases offices in Miami, San Diego, Sao Paulo, Mexico City, Singapore and Shanghai.

Item 3.  Legal Proceedings

   SPEEDCOM is not involved in any material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

   This item is inapplicable, as there were not any matters submitted to a vote of SPEEDCOM's security holders during the fourth quarter of 2001.

                                    PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

  Common Stock Information

   The following table sets forth the quarterly high and low per share closing sales price of SPEEDCOM's common stock for the periods shown, as quoted on the OTC Bulletin Board until February 2001 and as quoted on the NASDAQ SmallCap Market after that time. (SPEEDCOM was listed on the NASDAQ SmallCap Market in

February 2001). Information before September 26, 2000, the date of the merger with LTI, is for LTI's common stock. The quotations represent stock prices between dealers and do not include retail mark-up, mark-down or commission and may not represent actual transactions.

   Per share trading price range:

                          2001            High   Low
                          ----           ------ -----
                          First Quarter. $ 9.13 $3.44
                          Second Quarter $ 5.25 $2.00
                          Third Quarter. $ 2.70 $0.92
                          Fourth Quarter $ 1.35 $0.43
                          2000            High   Low
                          ----           ------ -----
                          First Quarter. $ 3.59 $2.13
                          Second Quarter $11.72 $3.20
                          Third Quarter. $22.90 $9.32
                          Fourth Quarter $10.25 $3.81

   Dividends have not been declared or paid during any periods presented.

   As of March 15, 2002, there were approximately 1,200 shareholders.

  Recent Sales of Unregistered Securities

   During the year ended December 31, 2001 SPEEDCOM sold the following securities, which were not registered under the Securities Act. The purchases and sales were exempt pursuant to Section 4(2) of the Securities Act (and/or Regulation D promulgated thereunder) as transactions by an issuer not involving a public offering, where the purchasers represented their intention to acquire the securities for investment only, not with a view to distribution, and received or had access to adequate information about the registrant.

    1. 18,635 shares of common stock (12,635 on January 1, 2001 and 6,000 on February 23, 2001) were issued for a total of $40,000 cash and services. These securities were issued to 2 investors, 1 of which was an accredited investor.

    2. A $250,000 promissory note to Mr. Sanguinetti, our former president and an accredited investor, together with 11,500 warrants for the purchase of common stock (exercise price $5.40 per share) (January 22, 2001).

    3. A $250,000 promissory note and warrants to acquire 73,333 shares of common stock to Mr. Sanguinetti, our former president and an accredited investor (June 11, 2001). The note was converted (June 29, 2001) to 111,667 shares of Series A convertible preferred stock, 83,751 Series A warrants and 111,667 contingent Series B warrants.

    4. A $1,500,000 promissory note and warrants to acquire 440,000 shares of common stock to three institutional accredited investors (June 11, 2001). $550,000 of the note was converted (June 29, 2001) to 245,667 shares of Series A convertible preferred stock, 184,251 Series A warrants and 245,667 contingent Series B warrants.

    5. 10,000 shares of common stock (June 26, 2001), 955,146 shares of Series A convertible preferred stock (June 29, 2001), warrants to purchase 1,564,694 shares of common stock (exercise price of $3.25 per share) (June 11, 2001, June 26, 2001 and June 29, 2001) and contingent warrants to purchase up to 955,146 shares of common stock (exercise price $.001 per share) (June 29, 2001) were issued for a total of $4,750,000 cash, $25,000 of trade payables, $2,000,000 principal amount of surrendered indebtedness and services. These securities were issued to 10 investors, all of which were accredited investors and include the investors described in items (3) and (4) above.

    6. 472,500 shares of common stock, 3,835,554 shares of Series B convertible preferred stock, warrants to purchase 3,068,448 shares of common stock (exercise price $2.50 per share) and warrants to purchase up to 4,560,481 shares of common stock (liquidation preference of $3.38 per share) were issued for a total of $2,722,400 cash, $3,462,800 principal amount of surrendered indebtedness, 955,146 shares of Series A convertible preferred stock, 716,361 Series A warrants issued in June 2001, 955,146 Series B warrants issued in June 2001 and services. These securities were issued to 21 investors, 17 of which were accredited investors and 4 of which were not accredited investors.

   In addition, during the year ended December 31, 2001, 18 employees of SPEEDCOM purchased 41,500 options for $.01 per share, 29,980 options for $2.62 per share, 4,813 options for $2.63 per share and 5,156 options for $3.49 per share. These purchases and sales were exempt pursuant to Rule 701 promulgated under the Securities Act.

  Critical Accounting Policies

   The preparation of accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We evaluate our estimates and judgments on an on-going basis. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances. Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate and different assumptions or estimates about the future could change our reported results. We believe the following accounting policies are the most critical to us, in that they are important to the portrayal of our financial statements and they require our most difficult, subjective or complex judgments in the preparation of our financial statements:

  Revenue Recognition

   We recognize revenue on our wireless communications products in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. Under these guidelines, we defer revenue recognition on transactions if any of the following exist: persuasive evidence of an arrangement does not exist, title has not transferred, product payment is contingent upon performance of installation or service obligations, the price is not fixed or determinable or payment is not reasonably assured. We accrue a provision for estimated returns concurrent with revenue recognition. In addition, we defer revenue associated with long-term customer maintenance contracts. The value of these contracts is recognized ratably over the length of the customer contract.

  Allowances for Doubtful Accounts

   Allowances for doubtful accounts receivable are maintained based on historical payment patterns, aging of accounts receivable and actual write-off history. Allowances are also maintained for future sales returns and allowances based on an analysis of recent trends of product returns.

  Impairment of Long-Lived Assets

   In assessing the recoverability of SPEEDCOM'S long-lived assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets.

  Inventory

   SPEEDCOM'S inventories are valued at the lower of cost or market. Under certain market conditions, estimates and judgments regarding the valuation of inventory are employed by management to properly value inventory.

  Non-Marketable Securities

   Periodically, we make strategic investments in companies whose stock is not currently traded on a major stock exchange. The cost method of accounting is used to account for these investments as we hold a non-material ownership percentage. Each quarter, we assess the value of these investments by using information acquired from industry trends, the management of these companies and other external sources. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The discussion in this document contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, such as statements concerning growth and future operating results; developments in markets and strategic focus; new products and services and product technologies and future economic, business and regulatory conditions. Such forward-looking statements are generally accompanied by the words such as "plan", "estimate", "expect", "believe", "should", "would", "could", "anticipate", "may" and other words that convey uncertainty of future events or outcomes. These forward-looking statements and other statements made elsewhere in this report are made in reliance on the Private Securities Litigation Reform Act of 1995. The section below entitled "Certain Factors That May Affect Future Results, Financial Condition and Market Price of Securities" sets forth material factors that could cause actual results to differ materially from these statements.

  Overview

   SPEEDCOM is a multi-national company based in Sarasota, Florida. SPEEDCOM employs approximately 70 people. Through its Wave Wireless Networking division, SPEEDCOM manufactures a variety of broadband wireless products, including its SPEEDLAN family of wireless ethernet bridges and routers. Internet service providers, telephone company operators and private organizations in more than 60 countries use SPEEDCOM products to provide "last-mile" wireless connectivity between multiple buildings at speeds up to 155 Megabits per second and distances up to 25 miles.

  Results of Operations

   The following table sets forth the percentage of net revenues represented by certain items in SPEEDCOM's Statements of Operations for the periods indicated.

                                                     Fiscal Year Ended December 31,
                                                     ----------------------------
                                                         2001              2000
                                                     ----              ----
Net revenues........................................   100%            100%
Cost of goods and services..........................    59%             54%
                                                         ----          ---
Gross margin........................................    41%             46%
Operating costs and expenses:
 Salaries and related...............................    38%             34%
 General and administrative.........................    24%             18%
 Selling expenses...................................    12%             13%
 Provision for bad debt.............................     6%              2%
 Depreciation and amortization......................     4%              2%
 Severance costs....................................     4%             --
                                                         ----          ---
                                                        88%             69%
                                                         ----          ---
Loss from operations................................   (47)%           (23)%
Other expense:
 Interest expense, net..............................   (21)%             0%
 Other expense, net.................................    (2)%            (1)%
                                                         ----          ---
                                                       (23)%            (1)%
                                                         ----          ---
Net loss before extraordinary items.................   (70)%           (24)%
Extraordinary loss from early extinguishment of debt    26%             --
                                                         ----          ---
Net loss............................................   (96)%           (24)%
Assumed dividend from beneficial conversion feature.    37%             --
                                                         ----          ---
Net loss attributable to common stockholders........  (133)%           (24)%
                                                         ====          ===

  Fiscal 2001 Compared to Fiscal 2000

   Net revenues increased 33% from approximately $10,662,000 in the year ended December 31, 2000 to approximately $14,210,000 in the year ended December 31, 2001. This increase was due to SPEEDCOM executing its business plan of expanding the business in a growing market for broadband wireless in 2001, partially offset by an economic slowdown, which delayed shipments to, and reduced orders received from customers during the third quarter. Cost of goods and services increased 44% from approximately $5,784,000 for the year ended December 31, 2000 to approximately $8,316,000 for the year ended December 31, 2001, due primarily to increases in SPEEDCOM's revenues, increased sales through distribution channels, which have a lower margin than direct sales and certain purchasing inefficiencies due to lower cash balances associated with delays in completing financings for SPEEDCOM. Revenues from customers in foreign geographic areas increased to 53% of revenues for the year ended December 31, 2001 as compared to 45% of revenues the year ended December 31, 2000. The percentage of sales that are from international customers is expected to increase slightly in the year ended December 31, 2002.

   Salaries and related, general and administrative and selling expenses increased by 51% from approximately $6,935,000 for the year ended 2000 to approximately $10,458,000 for the year ended 2001. This increase was primarily due to an increase in salaries and related expenses of approximately $1,780,000 related to increased average headcount and the hiring of additional management in the fourth quarter of 2000 and the first quarter of 2001, spending on investor relations totaling approximately $302,000, increased spending on marketing and promotion, such as attendance at industry trade shows of approximately $54,000, engineering related to the commercialization of PacketHop(TM) technology of approximately $424,000 and other one time expenses as described below. Additionally, SPEEDCOM incurred substantially higher professional fees for legal and accounting services due to the fact that SPEEDCOM was a public entity in 2001 and a private entity for the majority of 2000 and because of the complex debt and equity financings completed by SPEEDCOM during the year ended 2001. As discussed above, SPEEDCOM incurred one-time charges in 2001 related to the termination of investor relations contracts of approximately $281,000 and investment banking charges of approximately $306,000.

   Bad debt expense increased for the year ended December 2001 primarily due to the write off of a receivable from a Korean company. In the fourth quarter of 2000 and in the first and second quarters of 2001, SPEEDCOM sold its SPEEDLAN product for a total of approximately $574,000 to a large Korean based company (Korean Customer). One of the major clients of the Korean Customer declared bankruptcy earlier in 2001, which had a significant financial impact on the Korean Customer. Accordingly, SPEEDOM incurred a significant increase in bad debt expense for the year.

   In 2001, SPEEDCOM recorded a severance charge of approximately $532,000, reflecting employee termination costs related to staff reductions. The staff reductions include 20 employees (two at the executive management level, accounting for $417,000) and were completed in the third and fourth quarters of 2001. The costs include severance pay and other employee benefits, including amounts paid over future periods.

   Net interest expense increased from approximately $36,000 for the year ended December 31, 2000 to approximately $3,062,000 for the year ended December 31, 2001. This increase was due to the addition of notes payable and loans from stockholders during the fourth quarter of 2000 and the first six months of 2001 and the acceleration of discounts when the notes and loans were converted to preferred stock.

   SPEEDCOM recorded an extraordinary loss from the early extinguishment of debt related to the conversions of loans from debt to preferred stock and warrants during 2001 of $3,786,369. When the loans originated they were nonconvertible. When the loans were converted to preferred stock, Series A Warrants and Series B Warrants, the difference in the carrying value as compared to the combined fair value of the warrants and preferred stock was immediately expensed to loss from the early extinguishment of debt.

   During the year ended December 31, 2001, SPEEDCOM sold its InstallGuys division. Revenue from the InstallGuys division accounted for less than 2% of total SPEEDCOM revenues for the year ended December 2001. The sale of the division is not expected to have a material effect on the operations or liquidity of SPEEDCOM.

   Net loss increased 430% from approximately $2,578,000, or $.31 per share, in 2000 to approximately $13,671,000, or $1.96 per share, in 2001 as a result of the foregoing factors.

   On June 29, 2001, SPEEDCOM converted loans, accrued interest and trade payables of $2,149,075 to 955,146 shares of $.001 par value preferred stock, 716,361 Series A Warrants valued at $541,364 and 955,146 Series B Warrants. The Series A Warrants were valued based on the proportionate fair value of the warrants at the date of the conversion. The Series B Warrants vested contingent upon certain performance factors. SPEEDCOM estimated the Series B Warrants to have a value of $468,022 based on the results of the Black-Scholes pricing model, reduced by one-half due to the uncertainty of whether the warrants will be fully or partially exercisable, or not exercisable at all. Each of the Series A Warrants was convertible into .75 shares of common stock and each of the Series B Warrants was convertible into one share of common stock. This preferred stock was only redeemable upon the occurrence of a Triggering Event as defined in the agreement, which is generally a sale, merger or reorganization, failure of SPEEDCOM to maintain an effective Registration Statement related to the redeemable preferred stock or failure to have SPEEDCOM's common stock listed on certain exchanges.

   On August 23, 2001, SPEEDCOM converted the (i) 955,146 shares of redeemable preferred stock, (ii) 716,361 Series A Warrants and (iii) 955,146 Series B Warrants that were issued on June 29, 2001 and (iv) loans to shareholders of $3,462,800 in exchange for (i) 2,625,598 shares of preferred stock, (ii) 2,100,473 Series A Warrants valued at $455,192, exercisable at $2.50 per share and (iii) 3,121,814 Series B Warrants valued at $1,271,134, exercisable at $0.01 per share. This conversion was due to SPEEDCOM's commitment to the holders of preferred stock and warrants issued in June 2001 that if SPEEDCOM issues similar instruments at more favorable terms, SPEEDCOM will adjust the terms of the securities issued in June 2001 in response to this commitment based on a conversion ratio of two shares of common stock for each share of preferred stock rather than the ratio of one-to-one in the preferred stock issued in June 2001. SPEEDCOM has recorded an assumed dividend of $2,292,350, which equals the increase in the intrinsic value of the preferred stock based on the incremental number of shares of common stock (955,146) that may be obtained on conversion of the preferred stock into common stock valued at the price per share ($2.40) on June 29, 2001. There was no difference in the fair value of Series A and B Warrants issued in August 2001 compared to the fair value of the Series A and B Warrants issued in June 2001.

   Concurrently on August 23, 2001, SPEEDCOM issued (i) 1,209,956 shares of preferred stock, (ii) 967,975 Series A Warrants and (iii) 1,438,667 Series B Warrants for $2,397,010 in cash, net of stock issuance costs. The Series A Warrants were valued at their proportionate value of $481,587 and the Series B Warrants were recorded at their proportionate value of $436,277 as additional paid in capital. The Series B Warrants vest (1) fully if SPEEDCOM does not achieve positive EBITDA in the fourth quarter of 2001, (2) partially if SPEEDCOM achieves positive EBITDA in the fourth quarter of 2001 of less than $100,000, and (3) fully if SPEEDCOM has less than $4,500,000 of revenue in the fourth quarter of 2001. SPEEDCOM did not meet these thresholds. Accordingly, all of the Series B Warrants are exercisable as of December 31, 2001. Additionally, the preferred stock has a beneficial conversion feature valued at $1,479,146 based on the value of the warrants and the ability to convert the preferred stock to two shares of common stock. This amount is recorded as an assumed dividend from beneficial conversion feature because the preferred stock was convertible when issued.

   The terms of the preferred stock provide that if SPEEDCOM has not executed a definitive agreement with respect to a bona fide merger, stock sale or sale of all or substantially all of SPEEDCOM's assets with an acceptable acquirer which would result in a change of control of SPEEDCOM prior to December 28, 2001, which is publicly announced within 6 months of the date of issuance of the preferred stock and which closes prior to March 31, 2002, the conversion price shall be adjusted so that each share of preferred stock shall convert into 2.25 shares of common stock commencing on December 31, 2001, unless the conversion price on December 31, 2001 would result in more than 2.25 shares of common stock being issued in exchange for each share of preferred stock. Because SPEEDCOM did not meet these terms, the conversion price of the preferred stock was adjusted so that each share of preferred stock shall convert into 2.25 shares of common stock. SPEEDCOM recorded an assumed dividend from beneficial conversion feature of $573,087 related to the preferred stock which was issued from the conversion on August 23, 2001, of 955,146 shares of redeemable preferred stock issued on June 29, 2001, which equals the increase in the intrinsic value of the preferred stock based on the incremental number of shares of common stock (238,787) that may be obtained on conversion of the preferred stock into common stock valued at the price per share ($2.40) on June 29, 2001. SPEEDCOM recorded an assumed dividend from beneficial conversion feature of $928,932 related to the preferred stock issued on August 23, 2001, which equals the increase in the intrinsic value of the preferred stock based on the incremental number of shares of common stock (720,102) that may be obtained on conversion of the preferred stock into common stock valued at the price per share ($1.29) on August 23, 2001.

  Taxes

   At December 31, 2001, SPEEDCOM had net operating loss carryforwards (NOLs) for federal income tax purposes of approximately $11,500,000. The NOLs expire at various dates through the year 2021. Utilization of SPEEDCOM'S net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss before utilization.

  Quarterly Results

   The following table sets forth certain quarterly financial data for the periods indicated.

                                                                Three Months Ended
                                                   March        June       September    December
                                                -----------  -----------  -----------  -----------
Fiscal 2001
Net revenues................................... $ 4,017,275  $ 4,035,298  $ 2,247,585  $ 3,909,370
Gross margin................................... $ 1,782,784  $ 1,687,096  $   625,055  $ 1,798,138
Net loss before extraordinary items............ $(1,169,553) $(3,499,803) $(4,468,631) $  (746,441)
Net loss....................................... $(1,169,553) $(4,909,164) $(6,845,639) $  (746,441)
Net loss per common share before extraordinary
  items (as previously reported)............... $     (0.13) $     (0.37) $     (0.46) $        --
Net loss per common share before extraordinary
  items (net of assumed dividend)--as adjusted* $     (0.13) $     (0.37) $     (0.85) $    (0.22)
Extraordinary loss per common share............ $        --  $    (0.15)  $     (0.25) $        --
Net loss per common share...................... $     (0.13) $    (0.52)  $     (1.10) $    (0.22)
Weighted average shares outstanding............   9,313,863    9,497,426    9,687,102   10,117,602

Fiscal 2000
Net revenues................................... $ 1,846,599  $ 2,154,383  $ 3,182,673  $ 3,478,823
Gross margin................................... $ 1,002,394  $   915,410  $ 1,426,144  $ 1,534,115
Net loss....................................... $  (178,176) $  (500,524) $  (598,882) $(1,300,185)
Net loss per common share...................... $     (0.02) $     (0.06) $     (0.07) $     (0.14)

Weighted average shares outstanding............   7,662,726    7,977,218    8,213,558    9,196,994

--------
* Previously reported amounts were not reported net of the assumed dividends.

  Liquidity and Capital Resources

   During the year ended December 31, 2001, SPEEDCOM used approximately $6,142,000 of cash for its operating activities. This was primarily due to increases in accounts receivable (due to increases in sales) and its net loss for the period, partially offset by the extraordinary charge related to the early conversion of debt and amortization of discounts related to that debt. SPEEDCOM purchased approximately $493,000 of fixed assets during the year ending December 31, 2001 as compared to approximately $923,000 during the same period in 2000. SPEEDCOM does not have any material commitments for capital expenditures in the future. To fund this growth in assets and sales, SPEEDCOM raised approximately $8,779,000 primarily through the issuance of promissory notes and loans from stockholders and the conversion of these notes and loans to preferred stock. As of December 31, 2001, SPEEDCOM had cash of approximately $274,000.

   During the year ended December 31, 2000, SPEEDCOM used approximately $4,340,000 of cash for its operating activities. This was primarily due to increases in accounts receivable (due to increases in sales) and its net loss for the period. SPEEDCOM purchased approximately $923,000 of fixed assets during the year ending December 31, 2000. To fund this growth in assets and sales, SPEEDCOM raised approximately $5,422,000 through the issuance of common stock and warrants, through private investments and the reverse merger with LTI. As of December 31, 2000, SPEEDCOM had cash of approximately $227,000.

   SPEEDCOM believes that it will have to seek additional capital to execute its business plan for 2002. SPEEDCOM will seek additional capital to fund the growth of its business, develop next generation products and to take advantage of opportunities that may arise. This additional capital could come from the sale of common or preferred stock, the exercise of outstanding warrants, or from borrowings. Any material acquisitions of complementary businesses, products or technologies could also require additional equity or debt financing. There can be no assurance that such financing will be available on acceptable terms, if at all. In addition, if

SPEEDCOM's financial results are significantly less than its operating plan, SPEEDCOM's business, future operating results, and financial condition will be adversely affected. In these circumstances, changes in SPEEDCOM's cost structure and capital expenditures could be required. Management believes its projections of revenue growth are achievable. However, these actions would be implemented if necessary. Projected cash flows from SPEEDCOM's current operations are not sufficient to finance SPEEDCOM's current and projected working capital requirements. SPEEDCOM needs to raise additional financing in order to continue to pursue its business plan in 2002. If SPEEDCOM is unable to secure significant additional financing, SPEEDCOM will have to further downsize its business or explore other alternatives.

  Certain Factors That May Affect Future Results, Financial Condition and Market Price of Securities

If we do not raise additional capital, we will not be able to fulfill our business plan or continue as a going concern.

   In order to take advantage of possible opportunities in 2002 and to execute our business plan for 2002 and 2003, we need to raise additional financial capital. This additional capital could come from the sale of common or preferred stock, the exercise of outstanding warrants, from borrowings, customer deposits, or from a strategic transaction such as a merger. If we are unsuccessful in raising that capital, we may not have sufficient funding to purchase necessary goods and services to execute our business plan. SPEEDCOM's 2002 and 2003 business plans include next generation products which will have initial lead times for acquiring inventory that are much longer than current ones and that may require deposits upfront. SPEEDCOM will need to raise additional capital to fund these longer lead times for purchasing inventory in order to execute its 2002 and 2003 business plans. If this capital is not obtained, additional changes in SPEEDCOM's cost structure and capital expenditures could be required, such as employee terminations and delays in the introductions of the next generation of products or SPEEDCOM may be unable to continue as a going concern.

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

   We could encounter future competition from larger wireless, computer and networking equipment companies. We could also encounter additional future competition from companies that offer products that replace or are alternatives to radio frequency wireless solutions. These products include, for example, products based on infra-red technology, products based on laser technology, systems that utilize existing telephone wires or cables within a building as a wired network backbone and satellite systems outside of buildings.

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

   To increase revenues, we believe that we must increase the number of our distribution partners. Management's strategy includes an effort to reach a greater number of end users through indirect channels. SPEEDCOM is currently investing, and plans to continue to invest, significant resources to develop these indirect channels. These efforts may not generate the revenues necessary to offset such investments. We will be dependent upon the acceptance of our products by distributors and their active marketing and sales efforts relating to our products. The distributors to whom we sell products are independent and are not obligated to deal with SPEEDCOM exclusively. Because SPEEDCOM does not generally fulfill orders by end users of its products sold through distributors, SPEEDCOM will be dependent upon the ability of distributors to accurately forecast demand and maintain appropriate levels of inventory. Management expects that SPEEDCOM's distributors will also sell competing products. These distributors may not continue, or may not give a high priority to, marketing and supporting our products. This and other channel conflicts could result in diminished sales through the indirect channels. Additionally, because lower prices are typically charged on sales made through indirect channels, increased indirect sales could adversely affect the average selling prices and result in lower gross margins.

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

   SPEEDCOM has incurred significant losses since its inception, and expects to continue to incur net losses through at least the first half of 2002. SPEEDCOM intends to increase its operating expenses, however revenues may not grow or even continue at their current level. If revenues do not rapidly increase or if expenses increase at a greater pace than revenues, SPEEDCOM will never become profitable.

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

If our common stock is delisted from the NASDAQ SmallCap Market, it may be more difficult to sell shares of our common stock.

   Our common stock is currently listed on the NASDAQ SmallCap Market. On March 15, 2002, the closing sale price of our common stock was $0.48 per share. We have been warned that certain standards for continued listing on the NASDAQ SmallCap Market have not been met relating to our share price. NASDAQ has issued a warning letter giving a 180 day grace period to SPEEDCOM to regain compliance. If, after that 180 grace period, the stock price is below $1.00, another 180 grace period may be given if SPEEDCOM has equity in excess of $5 million. Delisting from the NASDAQ SmallCap Market could result in a less liquid market for our common stock than would otherwise exist. As a result, our shares may be more difficult to sell because potentially smaller quantities of shares could be bought and sold, transactions could be delayed and security analyst and news coverage of our company may be reduced. These factors could result in lower prices and larger spreads in the bid and ask prices for our shares.

We are obligated to issue a substantial number of shares of our common stock upon conversion of preferred stock and exercise of warrants that are outstanding.

   If the preferred stock securityholders elect to convert their preferred stock and exercise their warrants in order to sell the underlying shares of common stock, it will substantially increase the number of SPEEDCOM's shares of common stock outstanding. The exercise or conversion of a substantial number of SPEEDCOM's convertible securities may depress the market price of the common stock and will decrease the relative voting power of existing common stock securityholders. Should a significant number of SPEEDCOM's convertible securities be exercised or converted, the resulting increase in the amount of the common stock in the public market could have a substantial dilutive effect on SPEEDCOM's outstanding common stock. Public resales of our common stock following the exercise or conversion of the securities may depress the prevailing market price of our common stock.

   Under the anti-dilution provisions of the preferred stock, if SPEEDCOM issues common stock or common stock equivalents at a purchase price, conversion price or warrant or option exercise price that is less than the current preferred stock conversion price of $1.125 per share, the conversion price of the preferred stock will be reduced using a customary weighted average basis formula. Under the anti-dilution provisions of warrants issued in August 2001,
(1) the exercise price will be lowered to equal the purchase price, conversion price or warrant or option exercise price for any common stock or common stock equivalents issued (other than to employees) at a purchase price, conversion price or warrant or option exercise price less than the current per share exercise price of the applicable warrants ($2.50 in the case of Series A Warrants and $0.01 in the case of Series B Warrants), and (2) the number of warrants will be increased by the same percentage as the percentage by which the exercise price is reduced. Alternatively, (1) the exercise price will be reduced by the percentage by which the purchase price, conversion price or warrant or option exercise price of any issued security (others than to employees) is less than the current market price of the common stock, and (2) the number of warrants will be increased by the same percentage as the percentage by which the exercise price is reduced, if this formula results in a lower exercise price than the adjustment described in the preceding sentence. Similar anti-dilution provisions apply to warrants to acquire 513,333 shares at an exercise price of $2.50 per share.

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

   Michael W. McKinney and Barbara McKinney currently control a majority of SPEEDCOM's common stock. Therefore, certain corporate actions, which the Board of Directors may deem advisable for the shareholders of SPEEDCOM as a whole, such as a business combination, may not be approved by the common shareholders if submitted to a vote, unless Michael W. McKinney and Barbara McKinney approve the potential transaction.

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

Item 7.  Financial Statements

Report of Independent Certified Public Accountants

Board of Directors
SPEEDCOM Wireless Corporation

   We have audited the accompanying balance sheets of SPEEDCOM Wireless Corporation as of December 31, 2001 and 2000 and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. Our audits also included the financial statement schedule listed at Item
13. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SPEEDCOM Wireless Corporation at December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material aspects the information set forth therein.

   The accompanying financial statements have been prepared assuming that SPEEDCOM Wireless Corporation will continue as a going concern. As more fully described in Note 2, the Company has incurred recurring operating losses and has negative cash flows from operations. At the present time, the Company is seeking additional debt or equity funding but has no commitments in place. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                              /s/  ERNST & YOUNG LLP

Tampa, Florida
March 22, 2002

                         SPEEDCOM WIRELESS CORPORATION
                                BALANCE SHEETS

                                                                                          December 31,
                                                                                       2001         2000
                                                                                   ------------  -----------
                                      ASSETS
Current assets:
 Cash............................................................................. $    273,614  $   227,066
 Restricted cash..................................................................       42,724           --
 Accounts receivable, net of allowances of $231,278 and $296,330 in 2001 and
   2000, respectively.............................................................    1,883,533    1,788,206
 Current portion of leases receivable.............................................      778,030       43,389
 Inventories, net of reserves of $67,091 and $32,596 in 2001 and 2000,
   respectively...................................................................    1,678,553    2,388,283
 Inventories consigned to others..................................................      146,681           --
 Prepaid expenses and other current assets........................................      146,593      732,753
                                                                                   ------------  -----------
Total current assets..............................................................    4,949,728    5,179,697
Accounts receivable...............................................................           --      586,578
Property and equipment, net.......................................................    1,034,558      956,133
Leases receivable.................................................................      811,103       36,157
Note receivable--related party....................................................      267,126           --
Other assets, net.................................................................      122,104      158,405
Investments.......................................................................           --       76,994
Intellectual property, net........................................................    1,372,937           --
                                                                                   ------------  -----------
Total assets...................................................................... $  8,557,556  $ 6,993,964
                                                                                   ============  ===========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable................................................................. $  2,455,803  $ 2,673,570
 Advance from factor..............................................................      298,676           --
 Accrued expenses.................................................................    1,056,140      700,815
 Current portion of loans from stockholders.......................................       76,000      336,780
 Current portion of deferred revenue..............................................       74,911       90,047
 Current portion of notes and capital leases payable..............................       33,174       52,901
                                                                                   ------------  -----------
Total current liabilities.........................................................    3,994,704    3,854,113

Loans from stockholders, net of current portion...................................           --      203,733
Deferred revenue, net of current portion..........................................       13,517       50,141
Notes and capital leases payable, net of current portion..........................       39,254       57,294

Stockholders' equity:
 Common stock, $.001 par value, 30,000,000 shares authorized, 10,122,113 and
   9,289,529 shares issued and outstanding in 2001 and 2000, respectively.........       10,122        9,289
 Preferred stock, $2.25 liquidation value per share, 10,000,000 shares authorized,
   3,835,554 and 0 shares issued and outstanding in 2001 and
   2000, respectively.............................................................    5,455,702           --
 Additional paid-in capital.......................................................   17,710,477    7,889,817
 Accumulated deficit..............................................................  (18,666,220)  (4,995,423)
 Notes receivable--related party..................................................           --      (75,000)
                                                                                   ------------  -----------
Total stockholders' equity........................................................    4,510,081    2,828,683
                                                                                   ------------  -----------
Total liabilities and stockholders' equity........................................ $  8,557,556  $ 6,993,964
                                                                                   ============  ===========

                            See accompanying notes.

                         SPEEDCOM WIRELESS CORPORATION
                           STATEMENTS OF OPERATIONS

                                                                             Years Ended December 31,
                                                                                2001         2000
                                                                            ------------  -----------
Net revenues............................................................... $ 14,209,528  $10,662,478
Cost of goods and services.................................................    8,316,455    5,784,415
                                                                            ------------  -----------
Gross margin...............................................................    5,893,073    4,878,063

Operating costs and expenses:
 Salaries and related......................................................    5,376,486    3,596,052
 General and administrative................................................    3,375,607    1,920,392
 Selling expenses..........................................................    1,705,715    1,418,514
 Provision for bad debt....................................................      873,363      272,957
 Depreciation and amortization.............................................      632,960      165,681
 Severance costs...........................................................      531,769           --
                                                                            ------------  -----------
                                                                              12,495,900    7,373,596
                                                                            ------------  -----------
Loss from operations.......................................................   (6,602,827)  (2,495,533)

Other expense:
 Interest expense, net.....................................................   (3,062,214)     (36,402)
 Other expense, net........................................................     (219,387)     (45,832)
                                                                            ------------  -----------
                                                                              (3,281,601)     (82,234)
                                                                            ------------  -----------
Net loss before extraordinary items........................................   (9,884,428)  (2,577,767)
Extraordinary loss from early extinguishment of debt.......................    3,786,369           --
                                                                            ------------  -----------
Net loss...................................................................  (13,670,797)  (2,577,767)

Assumed dividend from beneficial conversion feature of preferred stock.....    5,273,515           --
                                                                            ------------  -----------
Net loss attributable to common stockholders............................... $(18,944,312) $(2,577,767)
                                                                            ============  ===========
Net loss per common share before extraordinary items
  (net of assumed dividend):
 Basic and diluted......................................................... $      (1.57) $     (0.31)
                                                                            ============  ===========
Extraordinary loss per common share:
  Basic and diluted........................................................ $     (0.39)           --
                                                                            ============  ===========
Net loss per common share attributable to common stockholders:
 Basic and diluted......................................................... $      (1.96) $     (0.31)
                                                                            ============  ===========
Shares used in computing basic and diluted net loss per common share before
  extraordinary items and net loss per common share........................    9,678,400    8,266,693
                                                                            ============  ===========


                            See accompanying notes.

                         SPEEDCOM WIRELESS CORPORATION
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                    Common    Common   Preferred Preferred
                                    Stock     Stock      Stock     Stock                 Accumulated      Note
                                    Shares    Amount    Shares    Amount       APIC        Deficit     Receivable    Total
                                  ----------  -------  --------- ---------- -----------  ------------  ---------- ------------
Balance at January 1, 2000.......  7,351,323  $ 7,351         -- $       -- $ 2,061,943  $ (2,417,656)  $     --  $   (348,362)
Issuance of common stock and
 warrants for cash...............  1,950,834    1,951         --         --   5,370,807            --         --     5,372,758
Exercise of stock options........     18,822       19         --         --      49,295            --         --        49,314
Issuance of common stock for note
 and consulting services.........     28,653       28         --         --      99,972            --    (95,000)        5,000
Services rendered and payment
 collected on note...............         --       --         --         --          --            --     20,000        20,000
Issuance of common stock for
 services........................    125,000      125         --         --     531,125            --         --       531,250
Treasury shares purchased........   (185,103)    (185)        --         --    (223,325)           --         --      (223,510)
Net loss.........................         --       --         --         --          --    (2,577,767)        --    (2,577,767)
                                  ----------  -------  --------- ---------- -----------  ------------   --------  ------------
Balance at December 31, 2000.....  9,289,529    9,289         --         --   7,889,817    (4,995,423)   (75,000)    2,828,683
Exercise of stock
 options.........................     81,449       81         --         --     109,534            --         --       109,615
Services rendered and payment
 collected on note...............         --       --         --         --          --            --     75,000        75,000
Issuance of warrants.............         --       --         --         --   1,630,500            --         --     1,630,500
Issuance of preferred stock and
 warrants for cash...............         --       --  1,209,956  1,479,146     530,588            --         --     2,009,734
Issuance of preferred stock and
 warrants in exchange for debt...         --       --  2,625,598  3,976,556  11,110,744            --         --    15,087,300
Issuance of warrants for services         --       --         --         --     302,070            --         --       302,070
Issuance of common stock for
 extinguishment of note..........     12,635       13         --         --      44,087            --         --        44,100
Issuance of common stock for
 intellectual property...........    325,000      325         --         --   1,239,175            --         --     1,239,500
Issuance of common stock and
 warrants for services...........    413,500      414         --         --     127,477            --         --       127,891
Assumed dividend from beneficial
 conversion feature of preferred
 stock...........................         --       --         --         --  (5,273,515)           --         --    (5,273,515)
Net loss.........................         --       --         --         --          --   (13,670,797)        --   (13,670,797)
                                  ----------  -------  --------- ---------- -----------  ------------   --------  ------------
Balance at December 31, 2001..... 10,122,113  $10,122  3,835,554 $5,455,702 $17,710,477  $(18,666,220)  $     --  $  4,510,081
                                  ==========  =======  ========= ========== ===========  ============   ========  ============

                            See accompanying notes.

                         SPEEDCOM WIRELESS CORPORATION
                           STATEMENTS OF CASH FLOWS

                                                                             Years Ended December 31,
                                                                                2001         2000
                                                                            ------------  -----------
Operating activities
Net loss................................................................... $(13,670,797) $(2,577,767)
Adjustments to reconcile net loss to net cash used in operating activities:
 Depreciation and amortization.............................................      632,960      165,681
 Provision for bad debt....................................................      873,363      272,957
 Provision for inventory obsolescence......................................       34,495      (22,980)
 Common stock issued for services..........................................       65,877      220,000
 Amortization of original issue discount on debt...........................    2,457,304           --
 Warrants issued for services..............................................      302,070           --
 Gain on sale of InstallGuys division......................................     (167,771)          --
 Extraordinary loss from early extinguishment of debt......................    3,786,369           --
 Impairment loss on investment.............................................       76,994           --
 Preferred stock received in exchange for services.........................           --      (76,994)

 Changes in operating assets and liabilities:
   Restricted cash.........................................................      (42,724)      35,671
   Accounts receivable.....................................................   (1,665,627)  (2,132,586)
   Leases receivable.......................................................     (294,291)     (79,546)
   Inventories.............................................................      641,192   (1,812,299)
   Inventories consigned to others.........................................     (146,681)          --
   Prepaid expenses and other current assets...............................      489,180     (394,321)
   Intellectual property...................................................     (360,000)          --
   Other assets............................................................      (19,530)    (114,121)
   Accounts payable and accrued expenses...................................      917,101    2,183,159
   Deferred revenue........................................................      (51,760)      (6,433)
                                                                            ------------  -----------
Net cash used in operating activities......................................   (6,142,276)  (4,339,579)
Investing activities
Purchases of equipment.....................................................     (492,539)    (922,615)
                                                                            ------------  -----------
Net cash used in investing activities......................................     (492,539)    (922,615)
Financing activities
Net borrowings from (payments to) factor...................................      298,676     (111,731)
Net proceeds from issuance of preferred stock and warrants.................    2,009,734    5,422,072
Proceeds from loans from and warrants issued to stockholders...............    6,769,000      540,513
Payments of loans from stockholders........................................   (1,870,000)     (45,639)
Proceeds from issuance of notes............................................       12,206       12,500
Payments of notes and capital leases.......................................     (647,868)    (213,509)
Purchase of treasury stock.................................................           --     (223,510)
Proceeds from issuance of common stock.....................................      109,615           --
                                                                            ------------  -----------
Net cash provided by financing activities..................................    6,681,363    5,380,696
                                                                            ------------  -----------
Net increase in cash.......................................................       46,548      118,502
Cash at beginning of year..................................................      227,066      108,564
                                                                            ------------  -----------
Cash at end of year........................................................ $    273,614  $   227,066
                                                                            ============  ===========


                            See accompanying notes.

                         SPEEDCOM WIRELESS CORPORATION
                     STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                      Years Ended December 31,
                                                                          2001         2000
                                                                       ----------    --------
Supplemental disclosure of cash flow information
Cash paid for interest............................................... $  302,600    $ 20,931
Supplemental disclosure of noncash investing and financing activities
Common stock issued for services..................................... $   96,000    $551,250
Common stock issued for note.........................................         --    $ 95,000
Conversion of accounts receivable to lease receivable................ $1,333,000          --
Conversion of accounts payable to notes payable...................... $  558,442          --
Conversion of accounts payable to preferred stock.................... $   25,000          --
Common stock issued for intellectual property........................ $1,239,500          --
Conversion of debt to common stock................................... $   44,100          --
Conversion of debt to preferred stock and warrants................... $6,027,416          --
Conversion of debt issuance costs to equity.......................... $  163,651          --
Conversion of accrued interest to preferred stock.................... $   88,764          --
Equipment acquired under capital lease obligations................... $   59,320          --




                            See accompanying notes.

                         SPEEDCOM WIRELESS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 2001

1.  Business

   SPEEDCOM Wireless Corporation (SPEEDCOM) was incorporated in Florida on March 16, 1994 and reincorporated in Delaware on September 26, 2000. SPEEDCOM manufactures and installs custom broadband wireless networking equipment for business and residential customers internationally. Through its Wave Wireless Networking division, SPEEDCOM manufactures a variety of broadband wireless products, including the SPEEDLAN family of wireless Ethernet bridges and routers. Internet service providers, telephone company operators and private organizations in over 60 countries use SPEEDCOM products to provide "last-mile" wireless connectivity between multiple buildings at speeds up to 155 Megabits per second and distances up to 25 miles. SPEEDCOM Wireless Corporation is an ISO 9001 registered company.

2.  Going Concern

   These financial statements are prepared on a going-concern basis, which assumes that SPEEDCOM will realize its assets and discharge its liabilities in the normal course of business. SPEEDCOM incurred an operating loss of $6,602,827 and negative cash flows from operations of $6,142,276 for the year ended December 31, 2001. In addition, it is uncertain if projected future cash flows from operations will be sufficient to finance projected working capital requirements. These circumstances lend doubt as to the ability of SPEEDCOM Wireless Corporation to continue in normal business operations. Management is seeking to raise capital in 2002, but there is no assurance that these undertakings will be successful. The ability of SPEEDCOM to continue as a going concern is dependent upon obtaining adequate sources of financing and developing and maintaining profitable operations.

3.  Basis of Presentation

   On September 26, 2000, SPEEDCOM Wireless International Corporation merged with LTI Holdings, Inc. (LTI). The parties renamed the combined company SPEEDCOM Wireless Corporation and continued the business of SPEEDCOM Wireless International Corporation (Old SPEEDCOM). Pursuant to the terms of the merger agreement, LTI effected a 1 for 4.26 reverse stock split prior to the merger. The reverse stock split reduced the number of LTI's outstanding common shares to 655,958, the number of shares issuable upon exercise of LTI's stock warrants to 1,966,927 and the number of shares issuable upon exercise of LTI's purchase options to 39,950. The merger was also effected with the issuance by LTI of 8,515,778 shares of its common stock, on a 1.146 for 1 basis, for the outstanding common shares of Old SPEEDCOM, which included an additional 1,084,873 shares issued to Old SPEEDCOM shareholders as a closing adjustment under the merger agreement. All shares issued pursuant to the reverse merger were included in calculating the net loss per common share attributable to common stockholders in 2001 and 2000.

   Since LTI was a non-operating shell company, the merger was treated as a recapitalization of SPEEDCOM for accounting purposes. As a result, SPEEDCOM recorded the transaction as the issuance of common stock for the net monetary assets of LTI (principally cash), accompanied by a recapitalization of equity. SPEEDCOM recorded a net increase in equity of $1,215,937, which represented the total net assets of LTI, which is included in the Issuance of common stock and warrants for cash line item of the Statements of Changes in Stockholders' Equity in 2000. SPEEDCOM has recorded the transaction to reflect the shares outstanding under the current structure. There has been no change in the basis under which the assets and liabilities of SPEEDCOM are recorded. Accordingly, except as specifically noted to the contrary, (1) the financial information herein that predates the merger consists of information about Old SPEEDCOM, and
(2) all references to SPEEDCOM refer to Old SPEEDCOM before the merger and to the combined company after the merger. The financial statements presented in this Form 10-KSB reflect the financial position of the remaining legal entity, LTI, which subsequently changed its name to SPEEDCOM Wireless Corporation. All shares, options and warrants issued by SPEEDCOM prior to the merger have been retroactively restated for all periods presented to reflect the 1.146 for 1 merger exchange ratio.

   The accompanying financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.

   In the opinion of management, the financial statements reflect all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for those periods presented.

4.  Summary of Significant Accounting Policies

  Revenue Recognition

   SPEEDCOM contracts with customers under short-term (generally two to four weeks in duration) arrangements to configure, assemble, and install wireless communications products. SPEEDCOM recognizes revenue on its wireless communications products upon shipment as title transfer occurs at the time of shipment assuming all of the four criteria set forth in SAB 101 described below are met. Customers may exchange or return merchandise within 30 days if the product is found to be non-functional upon delivery. SPEEDCOM accrues a provision for estimated returns concurrent with revenue recognition. SPEEDCOM also sells extended maintenance agreements, for periods of one to three years. Revenue on extended maintenance agreements is deferred and recognized on a straight-line basis over the term of the agreement.

   Effective January 1, 2000, SPEEDCOM adopted the provisions of the Securities and Exchange Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS (SAB 101). SAB 101 provides guidance on the recognition, presentation, and disclosures of revenue in financial statements. The adoption of SAB 101 had no impact on SPEEDCOM's financial statements.

  Concentration of Credit Risk

   SPEEDCOM's financial instruments that are exposed to concentrations of credit risk, as defined by Statement of Financial Accounting Standards (SFAS) No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, are primarily cash and accounts receivable.

   SPEEDCOM places its cash and temporary cash investments with high-quality institutions. Accounts receivable are from the configuration, assembly and installation of wireless communications products. Credit is extended based on evaluation of the customer's financial condition and generally collateral is not required. Anticipated credit losses are provided for in the financial statements. As of December 31, 2001, 31% of SPEEDCOM's accounts receivable were from two customers. As of December 31, 2000, 49% of SPEEDCOM's accounts receivable were from one customer.

  Factored Accounts Receivable

   SPEEDCOM accounts for its accounts receivable factoring arrangement as a secured borrowing pursuant to SFAS No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES. SPEEDCOM's assets, including accounts receivable, inventory and property and equipment secure the agreement. As a result, the balances of accounts receivable sold to the lending institution as of December 31, 2001 are shown as assets of SPEEDCOM and the amounts advanced to SPEEDCOM are shown as payable to the factor. The related service charge is reflected in interest expense in the period that the accounts receivable are transferred. Cash balances retained by the lending institution are reflected in the accompanying financial statements as restricted.

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

  Impairment of Long-Lived Assets

   Statement of Financial Accounting Standards No. 144 (SFAS 144) ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, prescribes general standards for the recognition and measurement of impairment losses. SFAS 144 supercedes Statement of Financial Accounting Standards No. 121 (SFAS 121), ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. SFAS 144 is effective for companies with year-ends beginning after December 15, 2001. SPEEDCOM elected to early adopt SFAS 144 during 2001. SPEEDCOM evaluates long-lived assets for impairment by comparing their discounted expected future cash flows to their carrying amounts. An impairment loss is recognized if the undiscounted expected future cash flows are less than the carrying value of the asset. No impairment loss was recognized in 2001 or 2000.

  Investments

   Investments are stated at the lower of cost or market value. SPEEDCOM sold equipment, generating revenue of $159,736 and $76,994 during the fiscal years ending December 31, 2001 and 2000, respectively in exchange for common stock of another entity. At December 31, 2001, SPEEDCOM determined that the value of the investment had declined to zero and accordingly decreased the carrying value of the investment to zero.

  Property And Equipment

   Property and equipment are stated at cost. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of depreciable assets ranging from three to five years. Leasehold improvements are amortized over the shorter of the useful life of the asset or the term of the related lease agreement.

  Intellectual Property

   Intellectual property is stated at cost. Amortization is calculated using the straight-line method over the estimated useful life of the Intellectual property, which is six years. See Note 16.

  Financial Instruments

   SPEEDCOM's significant financial instruments include accounts receivable, accounts payable, notes payable and preferred stock. SPEEDCOM believes that the carrying values of financial instruments in the accompanying balance sheets approximate their respective fair values.

  Income Taxes

   Currently, SPEEDCOM follows the liability method of accounting for income taxes in accordance with SFAS No. 109, ACCOUNTING FOR INCOME TAXES (SFAS 109). Under SFAS 109, deferred income taxes are recorded based upon differences between the financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to affect taxable income.

  Stock-Based Compensation

   SPEEDCOM accounts for employee stock-based compensation using the intrinsic method in accordance with Accounting Principles Board No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, (APB 25) and related interpretations. Accordingly, in cases where exercise prices equal or exceed fair market value of the stock at the date of grant, SPEEDCOM recognized no compensation expense for stock option grants. In cases where exercise prices are less than fair value of the stock at the date of grant, compensation is recognized over the period of performance or the vesting period. For purposes of stock-based compensation prior to the reverse merger with LTI, the fair value of the stock underlying the awards has been determined relative to the sales prices received in private placements of common stock by SPEEDCOM. For purposes of stock-based compensation after the reverse merger with LTI, the fair value of the stock underlying the awards has been determined to be the market price on the date of grant. Pro forma financial information, assuming that SPEEDCOM had adopted the fair value measurement standard of SFAS 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, for all stock-based compensation, is included in Note 16 to the financial statements.

  Advertising Costs

   SPEEDCOM's policy is to expense advertising costs as incurred. During the years ended December 31, 2001 and 2000, SPEEDCOM incurred $108,135 and $327,590, respectively, in advertising expenses. Such amounts are included in selling expenses.

  Research and Development Costs

   SPEEDCOM's research and development expenses during the fiscal year ending December 31, 2001 and 2000 totaled $424,299 and $51,253, respectively.

  Loss Per Share

   SPEEDCOM has applied the provisions of SFAS 128, EARNINGS PER SHARE, which establishes standards for computing and presenting earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of shares outstanding for the period. The calculation of diluted earnings per share includes the effect of dilutive common stock equivalents. No dilutive common stock equivalents existed in any year presented.

   Unexercised options and warrants to purchase 5,652,497 and 644,355 shares of common stock, unexercised preferred stock to purchase 2,573,859 and 0 shares of common stock and unexercised convertible debt to purchase 0 and 123,000 shares of common stock for the years ended December 31, 2001 and 2000, respectively were not included in the computations of diluted loss per share because assumed conversion would be antidilutive.

   The weighted average number of shares outstanding does not include 459,219 additional shares that became issuable as a result of a repricing anti-dilution provision that applies to 83,000 shares of common stock issued on October 30, 2000 for a price of $7.35 per share, or a total of $610,050. Additional shares will be issued based on a reset price, which is the weighted average closing price of SPEEDCOM common stock for the first ten trading days of January 2002; provided that the reset price is not less than $1.1251 or more than $1.19. Because the average price of SPEEDCOM's common stock during the first ten trading days of 2002 was below the $1.1251 reset floor, the total number of shares, as adjusted after repricing, is determined by dividing $610,050 by such floor.

  Use Of Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Reclassifications

   Certain prior year amounts have been reclassified to conform to the 2001 presentation.

5.  Recently Issued Accounting Standards

   In 2001, the Financial Accounting Standards Board issued SFAS 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES, which is effective for fiscal years ending after December 15, 2000. The adoption of this statement did not have a significant effect on SPEEDCOM's financial position and results of operations.

   In 2001, the Financial Accounting Standards Board issued SFAS 141, BUSINESS COMBINATIONS, which is effective for all business combinations initiated after June 30, 2001. The adoption of this Statement did not have a significant effect on SPEEDCOM's financial position and results of operations.

   In 2001, the Financial Accounting Standards Board issued SFAS 142, GOODWILL AND OTHER INTANGIBLE ASSETS, which is effective for fiscal years beginning after December 15, 2001. The adoption of this Statement is not expected to have a significant effect on SPEEDCOM's financial position and results of operations.

6.  Leases Receivable

   Leases receivable represent sales-type leases resulting from the configuration, assembly, and installation of wireless communications products with terms ranging from one to five years. Future minimum lease payments to be received under sales-type leases in effect as of December 31, 2001 are as follows:

            Year ending December 31:
            2002....................................... $  778,030
            2003.......................................    743,155
            2004.......................................     67,948
                                                        ----------
            Total minimum lease payments............... $1,589,133
            Less interest..............................   (164,002)
                                                        ----------
            Present value of net minimum lease payments $1,425,131
                                                        ==========

   Actual cash collections may differ primarily due to customer early buy-outs and refinancings.

7.  Inventories

   A summary of inventories at December 31, 2001 and 2000 is as follows:

                                           2001       2000
                                        ---------- ----------
                   Component parts..... $  596,985 $1,156,966
                   Completed assemblies  1,081,568  1,231,317
                                        ---------- ----------
                                        $1,678,553 $2,388,283
                                        ========== ==========

8.  Inventories Consigned to Others

   A summary of inventories consigned to others at December 31, 2001 and 2000 is as follows:

                                            2001    2000
                                          -------- -------
                     Component parts..... $     -- $    --
                     Completed assemblies  146,681      --
                                          -------- -------
                                          $146,681 $    --
                                          ======== =======

9.  Property and Equipment

   A summary of property and equipment at December 31, 2001 and 2000 is as follows:

                                              2001        2000
                                           ----------  ----------
             Computer and office equipment $1,083,687  $  822,006
             Automobiles..................     26,062      51,737
             Leasehold improvements.......    121,278      86,207
             Furniture and fixtures.......    176,885     135,415
             Store and warehouse..........    179,680     101,719
             Construction in progress.....         --      49,244
                                           ----------  ----------
                                            1,587,592   1,246,328
             Less accumulated depreciation   (553,034)   (290,195)
                                           ----------  ----------
                                           $1,034,558  $  956,133
                                           ==========  ==========

   Property and equipment included computer and office equipment of $100,455 and $67,797 acquired under capital lease arrangements at December 31, 2001 and 2000. Amortization and depreciation expense amounted to $406,397 and $165,681 for the years ended December 31, 2001 and 2000, respectively. Amortization of assets under capital lease arrangements is included in depreciation expense.

10.  Intellectual Property

   A summary of intellectual property at December 31, 2001 and 2000 is as follows:

                                                2001       2000
                                             ----------  --------
               Intellectual property........ $1,599,500  $     --
               Less accumulated amortization   (226,563)       --
                                             ----------  --------
                                             $1,372,937  $     --
                                             ==========  ========

11.  Accrued Expenses

   A summary of accrued expenses at December 31, 2001 and 2000 is as follows:

                                                     2001      2000
                                                  ---------- --------
           Accrued payroll....................... $  170,419 $377,640
           Accrued commissions...................     71,179  109,052
           Severance costs.......................    256,826       --
           Registration statement late filing fee    163,970       --
           Other.................................    393,746  214,123
                                                  ---------- --------
                                                  $1,056,140 $700,815
                                                  ========== ========

12.  Loans from Stockholders

   SPEEDCOM issued a $250,000 promissory note to SPEEDCOM's former President in December 2000. The note had an interest rate of the greater of 12% or DLJ's standard margin rate plus 1.5%. The note was payable in December 2001 or at the closing of an equity offering by SPEEDCOM of at least $5,000,000, whichever was earlier. SPEEDCOM concurrently granted a total of 25,000 warrants with a $3.60 strike price in connection with this note. The proportionate fair value of the warrants amounted to $62,500 and was recorded as additional paid in capital and as an original issue discount reducing the carrying value of the note. The discount was being amortized to interest expense over the life of the note. The loan was not convertible into preferred stock per the original loan agreement. On August 23, 2001, this loan was converted to 111,111 shares of preferred stock,

88,889 Series A Warrants and 132,111 Series B Warrants. The Series A Warrants were valued at $93,333. The Series B Warrants vest contingent upon certain performance factors and were valued at $84,551. The difference in the carrying value on the promissory note as compared to the combined fair value of the warrants and preferred stock is recorded as an extraordinary loss from the early extinguishment of debt.

   SPEEDCOM issued a $252,000 non-interest bearing promissory note in December 2000, with beneficial conversion features. The note was due in December 2001, payable in cash or 70,000 shares of common stock, at the holder's option. The 70,000 shares had a fair value of $115,500 more than the face value of the note based on the per-share value at the date of the note. This amount has been recorded as additional paid in capital and as an original issue discount reducing the carrying value of the note. The discount was being amortized to interest expense over the life of the note. On August 23, 2001, this loan was converted to 112,000 shares of preferred stock, 89,600 Series A Warrants and 133,168 Series B Warrants. The Series A Warrants were valued at $51,096. The Series B Warrants vest contingent upon certain performance factors and were valued at $85,227. The unamortized portion of the original issue discount on the promissory note is fully recorded to interest expense.

   In December 2000, SPEEDCOM issued a $200,000 non-interest bearing promissory note, with beneficial conversion features. The note was due in January 2002, payable in cash or 50,000 shares of common stock, at the holder's option. The 50,000 shares had a fair value of $37,500 more than the face value of the note based on the per-share value at the date of the note. This amount has been recorded as additional paid in capital and as an original issue discount reducing the carrying value of the note. The discount was being amortized to interest expense over the life of the note. On June 29, 2001, this loan, along with a $25,000 trade payable, was converted to 100,000 shares of redeemable preferred stock, 75,000 Series A Warrants and 100,000 Series B Warrants. The Series A Warrants were valued at $90,000. The Series B Warrants vest contingent upon certain performance factors and were valued at $49,000. The unamortized portion of the original issue discount on the promissory note is fully recorded to interest expense. On August 23, 2001, the redeemable preferred stock was exchanged for 100,000 shares of preferred stock, 80,000 Series A Warrants and 118,900 Series B Warrants. The Series A Warrants were valued at $45,622. The Series B Warrants vest contingent upon certain performance factors and were valued at $76,095.

   Also in December 2000, SPEEDCOM issued a $10,800 non-interest bearing promissory note with beneficial conversion features. The note was due in December 2001, payable in cash or 3,000 shares of common stock, at the holder's option. The 3,000 shares had a fair value of $4,950 more than the face value of the note based on the per-share value at the date of the note. This amount has been recorded as additional paid in capital and as an original issue discount reducing the carrying value of the note. The discount was being amortized to interest expense over the life of the note. On August 23, 2001, this loan was converted to 4,800 shares of preferred stock, 3,840 Series A Warrants and 5,708 Series B Warrants. The Series A Warrants were valued at $2,190. The Series B Warrants vest contingent upon certain performance factors and were valued at $3,653. The unamortized portion of the original issue discount on the promissory note is fully recorded to interest expense.

   During January 2000, SPEEDCOM issued a 10% convertible subordinated promissory note for $40,000, due for payment in January 2003. The note was convertible into 10,000 shares of common stock at any time during its term. The note was subordinate to all other debt instruments. The $40,000 note and accrued interest was converted to common stock in January 2001.

   In April 2001, SPEEDCOM borrowed $3,000,000 from an institutional investor. The loan was due in April 2002 and had an interest rate of 9% for the first 90 days and 12% thereafter. This loan was convertible at the option of the investor into debt or equity securities at a conversion price equal to 110% of the outstanding principal amount. As part of the transaction, SPEEDCOM issued warrants to acquire 333,333 shares of SPEEDCOM common stock at $5.00 per share. The 333,333 warrants had a fair value of $930,000 more than the face value of the note based on the per-share value at the date of the note. Additionally, this loan had beneficial conversion features based on the value of the warrants and the ability to convert to other securities at 110% of the principal amount. The value of this beneficial conversion feature of $1,230,000 is combined with the $930,000 yielding a total of $2,160,000 that has been recorded to additional paid in capital and as an original issue discount reducing the carrying value of the note. The debt discount was being amortized to interest expense over the life of the note. Additional warrants were issuable contingent upon the date on which the loan was repaid. The holder of the loan had certain rights of first refusal on subsequent financings. Interest was due under the loan in quarterly installments with principal payable in total at the maturity date of the loan. On June 29, 2001, SPEEDCOM permitted $1,000,000 of this loan plus accrued interest to be converted to 497,812 shares of redeemable preferred stock, 373,359 Series A Warrants and 497,812 Series B Warrants. The Series A Warrants were valued at $448,030. The Series B Warrants vest contingent upon certain performance factors. On August 23, 2001, the redeemable preferred stock was exchanged for 497,812 shares of preferred stock, 398,225 Series A Warrants and 591,898 Series B Warrants. On August 23, 2001, the remaining $2,000,000 of this loan plus accrued interest was converted to 1,011,756 shares of preferred stock, 809,506 Series A Warrants and 1,203,104 Series B Warrants. The Series A Warrants were valued at $461,638. The Series B Warrants vest contingent upon certain performance factors and were valued at $769,987.

   SPEEDCOM issued a 9% $40,000 promissory note to SPEEDCOM's Vice President of Sales in May 2001. The note and interest were paid in August 2001.

   In June 2001, SPEEDCOM issued a $250,000 promissory note to SPEEDCOM's former President. The note had an interest rate of 10% and was payable in April 2002. SPEEDCOM concurrently granted a total of 73,333 warrants with a $3.25 strike price in connection with this note. The proportionate fair value of the warrants amounted to $92,500 and has been recorded to additional paid in capital and as an original issue discount reducing the carrying value of the note. The loan was not convertible into preferred stock per the original loan agreement. On June 29, 2001, this loan plus accrued interest was converted to 111,667 shares of redeemable preferred stock, 83,751 Series A Warrants and 111,667 Series B Warrants. The Series A Warrants were valued at $169,177. The Series B Warrants vest contingent upon certain performance factors and were valued at $54,717. The difference in the carrying value on the promissory note as compared to the combined fair value of the warrants and preferred stock is recorded as an extraordinary loss from the early extinguishment of debt. On August 23, 2001, the redeemable preferred stock was exchanged for 111,667 shares of preferred stock, 89,334 Series A Warrants and 132,773 Series B Warrants.

   In June 2001, SPEEDCOM borrowed $1,500,000 from three institutional investors. The loan had an interest rate of 10% and was payable in April 2002. SPEEDCOM concurrently granted a total of 440,000 warrants with a $3.25 strike price in connection with this loan. The proportionate fair value of the warrants amounted to $555,000 and has been recorded to additional paid in capital and as an original issue discount reducing the carrying value of the loan. The loan was not convertible into preferred stock per the original loan agreement. On June 29, 2001, $550,000 of this loan was converted to 245,667 shares of redeemable preferred stock, 184,251 Series A Warrants and 245,667 Series B Warrants. The Series A Warrants were valued at $372,187. The Series B Warrants vest contingent upon certain performance factors and were valued at $120,377. The difference in the carrying value related to the converted portion of this loan as compared to the combined fair value of the warrants and preferred stock is recorded as an extraordinary loss from the early extinguishment of debt. On August 23, 2001, the redeemable preferred stock was exchanged for 245,667 shares of preferred stock, 196,550 Series A Warrants and 292,096 Series B Warrants. On August 23, 2001, the remainder of this loan plus accrued interest was converted to 430,785 shares of preferred stock, 344,529 Series A Warrants and 512,056 Series B Warrants. The Series A Warrants were valued at $196,475. The Series B Warrants vest contingent upon certain performance factors and were valued at $327,716. The difference in the carrying value related to this loan as compared to the combined fair value of the warrants and preferred stock is recorded as an extraordinary loss from the early extinguishment of debt.

   SPEEDCOM recorded a loss from the early extinguishment of debt related to some of the conversions discussed above. When the nonconvertible loans originated, value was allocated to the warrants based on the Black-Scholes pricing model. This value was being amortized over the maturity of the loan. When the loan was converted to preferred stock, Series A Warrants and Series B Warrants, the difference in the carrying value as compared to the combined fair value of the warrants and preferred stock was immediately expensed to loss from the early extinguishment of debt.

   SPEEDCOM issued an 18% $50,000 promissory note to SPEEDCOM's Vice President of Sales in December 2001. The note is due in March 2002 and is secured by property of SPEEDCOM. During February 2002, $10,000 of this loan had been repaid.

   SPEEDCOM also issued an 18% $106,000 promissory note to an investor in December 2001 that was due December 28, 2001. SPEEDCOM paid $80,000 of this note in December 2001. In January 2002, SPEEDCOM paid the remaining $26,000 balance on the note and accrued interest.

13.  Notes and Capital Leases Payable

   A summary of notes and capital leases payable at December 31, 2001 and 2000 is as follows:

                                                                     2001      2000
                                                                   --------  --------
10.5% bank note payable in monthly installments through June 2003,
  secured by equipment and inventories............................ $     --  $ 46,631
8%-10.6% automobile loans payable in monthly installments through
  January 2003, secured by equipment..............................    5,057    29,460
Capital lease obligations.........................................   67,371    34,104
                                                                   --------  --------
                                                                     72,428   110,195
Less current portion..............................................  (33,174)  (52,901)
                                                                   --------  --------
                                                                   $ 39,254  $ 57,294
                                                                   ========  ========

   Aggregate future maturities of notes and capital leases payable as of December 31, 2001 are as follows:

      Year ending December 31:

                                                 Notes   Leases
                                                 ------ --------
               2002............................. $4,697 $ 36,300
               2003.............................    360   30,056
               2004.............................     --   14,285
                                                 ------ --------
               Total maturities and payments.... $5,057   80,641
                                                 ======
               Less amount representing interest         (13,270)
               Less current portion.............         (28,477)
                                                        --------
                                                        $ 38,894
                                                        ========

14.  Income Taxes

   A reconciliation of the differences between the effective income tax rate and the statutory federal tax rate follows:

                                                  2001     2000
                                                 ------   ------
             Tax at U.S. statutory rate......... (34.00)% (34.00)%
             State taxes, net of federal benefit  (2.60)   (3.58)
             Change in valuation allowance......  26.95    37.10
             Other..............................   9.65     0.48
                                                 ------   ------
                                                   0.00 %   0.00 %
                                                 ======   ======

   Significant components of SPEEDCOM's deferred tax assets and liabilities are as follows:

                                               2001         2000
                                            -----------  -----------
          Deferred tax assets:
           Net operating loss carryforwards $ 4,326,302  $ 1,643,440
           Accounts receivable.............      87,030      111,509
           Deferred revenue................      33,275       52,753
           Accrued expenses................      33,138       43,288
           Other...........................      59,806       24,605
                                            -----------  -----------
          Gross deferred tax assets........   4,539,551    1,875,595
          Less: valuation allowance........  (4,539,551)  (1,875,595)
                                            -----------  -----------
          Net deferred tax asset........... $        --  $        --
                                            ===========  ===========

   Generally accepted accounting principles require a valuation allowance be recorded to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance is necessary at December 31, 2001 and 2000 to fully offset the deferred tax asset.

   At December 31, 2001 and 2000, SPEEDCOM's net operating loss carryforwards for federal income tax purposes are approximately $11,500,000 and $4,400,000, expiring in various amounts from 2012 through 2021. Utilization of SPEEDCOM'S net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss before utilization.

15.  Preferred Stock

   On June 29, 2001, SPEEDCOM converted loans, accrued interest and trade payables of $2,149,075 to 955,146 shares of $.001 par value preferred stock, 716,361 Series A Warrants valued at $541,364 and 955,146 Series B Warrants. The Series A Warrants were valued based on the proportionate fair value of the warrants at the date of the conversion. The Series B Warrants vested contingent upon certain performance factors. SPEEDCOM estimated the Series B Warrants to have a value of $468,022 based on the results of the Black-Scholes pricing model, reduced by one-half due to the uncertainty of whether the warrants will be fully or partially exercisable, or not exercisable at all. Each of the Series A Warrants was convertible into .75 shares of common stock and each of the Series B Warrants was convertible into one share of common stock. This preferred stock was only redeemable upon the occurrence of a Triggering Event as defined in the agreement, which is generally a sale, merger or reorganization, failure of SPEEDCOM to maintain an effective Registration Statement related to the redeemable preferred stock or failure to have SPEEDCOM's common stock listed on certain exchanges.

   On August 23, 2001, SPEEDCOM converted the (i) 955,146 shares of redeemable preferred stock, (ii) 716,361 Series A Warrants and (iii) 955,146 Series B Warrants that were issued on June 29, 2001 and (iv) loans to shareholders of $3,462,800 in exchange for (i) 2,625,598 shares of preferred stock, (ii) 2,100,473 Series A Warrants valued at $455,192, exercisable at $2.50 per share and (iii) 3,121,814 Series B Warrants valued at $1,271,134, exercisable at $0.01 per share. This conversion was due to SPEEDCOM's commitment to the holders of preferred stock and warrants issued in June 2001 that if SPEEDCOM issues similar instruments at more favorable terms, SPEEDCOM will adjust the terms of the securities issued in June 2001 in response to this commitment based on a conversion ratio of two shares of common stock for each share of preferred stock rather than the ratio of one-to-one in the preferred stock issued in June 2001. SPEEDCOM has recorded an assumed dividend of $2,292,350, which equals the increase in the intrinsic value of the preferred stock based on the incremental number of shares of common stock (955,146) that may be obtained on conversion of the preferred stock into common stock valued at the price per share ($2.40) on June 29, 2001. There was no difference in the fair value of Series A and B Warrants issued in August 2001 compared to the fair value of the Series A and B Warrants issued in June 2001.

   Concurrently on August 23, 2001, SPEEDCOM issued (i) 1,209,956 shares of preferred stock, (ii) 967,975 Series A Warrants and (iii) 1,438,667 Series B Warrants for $2,397,010 in cash, net of stock issuance costs. The Series A Warrants were valued at their proportionate value of $481,587 and the Series B Warrants were recorded at their proportionate value of $436,277 as additional paid in capital. The Series B Warrants vest (1) fully if SPEEDCOM does not achieve positive EBITDA in the fourth quarter of 2001, (2) partially if SPEEDCOM achieves positive EBITDA in the fourth quarter of 2001 of less than $100,000, and (3) fully if SPEEDCOM has less than $4,500,000 of revenue in the fourth quarter of 2001. SPEEDCOM did not meet these thresholds. Accordingly, all of the Series B Warrants are exercisable at $0.01 as of December 31, 2001. Additionally, the preferred stock has a beneficial conversion feature valued at $1,479,146 based on the value of the warrants and the ability to convert the preferred stock to two shares of common stock. This amount is recorded as an assumed dividend from beneficial conversion feature because the preferred stock was convertible when issued.

   The terms of the preferred stock provide that if SPEEDCOM has not executed a definitive agreement with respect to a bona fide merger, stock sale or sale of all or substantially all of SPEEDCOM's assets with an acceptable acquirer which would result in a change of control of SPEEDCOM prior to December 28, 2001, which is publicly announced within 6 months of the date of issuance of the preferred stock and which closes prior to March 31, 2002, the conversion price shall be adjusted so that each share of preferred stock shall convert into 2.25 shares of common stock commencing on December 31, 2001, unless the conversion price on December 31, 2001 would result in more than 2.25 shares of common stock being issued in exchange for each share of preferred stock. Because SPEEDCOM did not meet these terms, the conversion price of the preferred stock was adjusted so that each share of preferred stock shall convert into 2.25 shares of common stock. SPEEDCOM recorded an assumed dividend from beneficial conversion feature of $573,087 related to the preferred stock which was issued from the conversion on August 23, 2001, of 955,146 shares of redeemable preferred stock issued on June 29, 2001, which equals the increase in the intrinsic value of the preferred stock based on the incremental number of shares of common stock (238,787) that may be obtained on conversion of the preferred stock into common stock valued at the price per share ($2.40) on June 29, 2001. SPEEDCOM recorded an assumed dividend from beneficial conversion feature of $928,932 related to the preferred stock issued on August 23, 2001, which equals the increase in the intrinsic value of the preferred stock based on the incremental number of shares of common stock (720,102) that may be obtained on conversion of the preferred stock into common stock valued at the price per share ($1.29) on August 23, 2001.

   Each share of preferred stock issued in August 2001 is convertible at any time into two shares of common stock, subject to anti-dilution protection, and will accrue dividends, beginning August 23, 2003, to be paid upon conversion at the rate of 14% per year times the $2.25 per share liquidation preference. The conversion ratio is subject to adjustment to 2.25 shares of common stock for each share of common stock if a change of control transaction is not signed, announced or closed by specified dates ending on March 31, 2002. The liquidation preference will increase to $3.38 ($4.50 if paid in stock) if a change of control agreement is not announced by February 23, 2002 and closed by April 23, 2002. The liquidation preference will increase to $3.04 ($3.83 if paid in stock) if a change of control agreement is announced by February 23, 2002 and closed by April 23, 2002. In addition, the terms of the Series B convertible preferred stock provide for mandatory conversion, automatically, without any action on the part of the holder, if (1) at least 12 months after the date of issuance of the Series B convertible preferred stock, the closing bid price of the common stock exceeds $2.25 for a period of twenty consecutive trading days, and (2) the underlying common stock is registered under the Securities Act of 1933. The term of the Series A Warrants issued in August 2001 expires on August 23, 2006. The Series B Warrants expire 20 days following the release of the audited financial statements for the 2001 fiscal year.

   Under the anti-dilution provisions of the preferred stock, if SPEEDCOM issues common stock or common stock equivalents at a purchase price, conversion price or warrant or option exercise price that is less than the current preferred stock conversion price of $1.125 per share, the conversion price of the preferred stock will be reduced using a customary weighted average basis formula. Under the anti-dilution provisions of the Series A and Series B Warrants issued in August 2001, (1) the exercise price will be lowered to equal the purchase price, conversion price or warrant or option exercise price for any common stock or common stock equivalents issued

(other than to employees) at a purchase price, conversion price or warrant or option exercise price less than the current per share exercise price of the applicable warrants ($2.50 in the case of the Series A Warrants and $0.01 in the case of the Series B Warrants), and (2) the number of warrants will be increased by the same percentage as the percentage by which the exercise price is reduced. Alternatively, (1) the exercise price will be reduced by the percentage by which the purchase price, conversion price or warrant or option exercise price of any issued security (others than to employees) is less than the current market price of the common stock, and (2) the number of warrants will be increased by the same percentage as the percentage by which the exercise price is reduced, if this formula results in a lower exercise price than the adjustment described in the preceding sentence. Similar anti-dilution provisions apply to warrants to acquire 513,333 shares at an exercise price of $2.50 per share.

   The Company may recognize an additional assumed dividend when these contingencies regarding the conversion ratio are resolved and the preferred stock is revalued.

16.  Stockholders' Equity

   As of December 31, 2001, SPEEDCOM had the following warrants outstanding to purchase common stock of SPEEDCOM:

                         Number   Expiration Date Price
                         ------   --------------- -----
                        3,668,448    8/23/2006    $2.50
                        4,560,481    4/21/2002    $0.01
                         513,333     6/11/2006    $2.50
                         25,000      12/5/2002    $3.60
                         11,500      1/21/2003    $5.40
                         84,238      7/31/2002    $8.72
                          3,000      2/8/2002     $6.50
                         135,000     6/24/2003    $3.25
                         150,000     3/31/2006    $6.00

   During January 2000, SPEEDCOM issued a 10% convertible subordinated promissory note for $40,000, due for payment in January 2003. The note and accrued interest converted into 12,635 shares of common stock in 2001.

   During 2001, 41,500 options were exercised for $.01 per share, 29,980 options were exercised for $2.62 per share, 4,813 options were exercised for $2.63 per share and 5,156 options were exercised for $3.49 per share. SPEEDCOM also issued 6,000 shares of common stock for finder's fees and 10,000, 40,000, 1000 and 6,500 shares for consulting services at $2.23, $2.40, $2.05 and $1.16 per share, respectively.

   In January 2001, SPEEDCOM acquired worldwide rights to PacketHop(TM), a revolutionary wireless routing software developed by SRI International (SRI). PacketHop(TM) overcomes the traditional need for a direct line of sight between a base station and an end user's location. Under the terms of the agreement, SPEEDCOM obtains worldwide rights to SRI's PacketHop(TM) technology in the fixed wireless infrastructure market for the primary frequencies below 6 GHz. Per the agreement, SRI International is entitled to receive a total of 325,000 shares of common stock of SPEEDCOM to be issued in four traunches. Each traunch is measured on the specific date that the stock is issued on. The first traunch was due on signing the agreement. The three remaining traunches were due on achievement of certain performance criteria. The first traunch was granted in January 2001 for 100,000 shares at $6.50 per share. The second traunch was granted in April 2001 for 75,000 shares at $4.30 per share. The third traunch was granted in July 2001 for 75,000 shares at $2.36 per share. The fourth traunch was granted in October 2001 for 75,000 shares at $1.20 per share. As of December 31, 2001, the value of these shares at the date of grant is classified in Intellectual property on the balance sheet. SPEEDCOM also has paid $360,000 in cash, included in Intellectual property on the balance sheet, which is being amortized over six years (the term of the agreement, barring default). For the year ended December 31, 2001, amortization in the amount of $226,563 has been recorded.

   As part of the selling compensation paid to the firm of H.C. Wainwright & Co., Inc., which organized the August 2001 financing agreement as discussed in Notes 12 and 15, SPEEDCOM issued to the firm and officers of the firm a total of 350,000 shares of common stock. These shares were recorded as an increase in common stock and a decrease in additional paid in capital.

   There are an additional 459,219 shares that became issuable as a result of a repricing provision that applies to 83,000 shares of common stock issued on October 30, 2000 for a price of $7.35 per share, or a total of $610,050. Additional shares will be issued based on a reset price, which is the weighted average closing price of SPEEDCOM common stock for the first ten trading days of January 2002; provided that the reset price is not less than $1.1251 or more than $1.19. Because the average price of SPEEDCOM's common stock during the first ten trading days of 2002 was below the $1.1251 reset floor, the total number of shares, as adjusted after repricing, is determined by dividing $610,050 by such floor. These shares were issued in January 2002.

   During the year ending December 31, 2000, the following shares of common stock were issued for cash:

                             Number of Shares Price
                             ---------------- -----
                                   4,584      $1.96
                                 105,441..... $2.18
                                 229,220..... $2.84
                                     656..... $3.05
                                 498,267..... $3.49
                                  84,238..... $4.36
                                  47,755..... $5.24
                                 186,773..... $6.98
                                  83,000..... $7.35

Included in the above sales of $4.36 per share are shares of common stock with detachable warrants to purchase up to 84,238 shares of common stock at an exercise price of $8.72 per share. These warrants expire July 31, 2002. Also included in the above sales of $5.24 per share are 47,755 shares of common stock with detachable warrants to purchase up to 114,610 shares of common stock at $6.54 per share. These warrants have expired.

   During 2000, 18,822 options were exercised for $2.62 per share. SPEEDCOM also issued 154,943 shares of common stock for finder's fees and costs incurred in connection with the merger as discussed in Note 3 above. Pursuant to the merger as discussed above and in Note 3, in September 2000, LTI effected a 1 for 4.26 reverse stock split which reduced the number of LTI's outstanding common shares to 655,958, the number of LTI's stock warrants to 1,966,927 and the number of LTI's purchase options to 39,950. The merger was also effected with the issuance by LTI of 8,515,778 shares of its common stock, on a 1 for
1.146 basis, for the outstanding common shares of Old SPEEDCOM, which included an additional 1,084,873 shares issued to Old SPEEDCOM shareholders as a closing adjustment under the merger agreement. Net proceeds on the sales of stock during the year ending December 31, 2000 amounted to $5,422,072. The merger agreement did not change the terms of the issued stock options other than the adjustment of the quantity and share price for the 1.146 for 1 exchange ratio.

   In addition to sales of stock for cash, during May 2000 SPEEDCOM issued 28,653 shares of common stock to a board member in exchange for a $95,000, 6% promissory note and two months of consulting services. A value of $100,000 was ascribed to the common stock issued, based upon the then most recent sale of common stock at a price of $3.49 per share. The value was allocated to the face value of the note receivable in the amount of $95,000 (contra-equity) and deferred consulting services (expense) in the amount of $5,000. During the 2000 fiscal year repayment of $15,000 of the note was in the form of consulting fees and repayment of $5,000 of the note was in cash. In 2001, the note was repaid in full by the board member.

   In September 2000, SPEEDCOM issued 148,000 shares of common stock with an ascribed value of $4.00 per share to Del Mar Consulting Group. Of these shares, 48,000 were for services rendered in connection with the merger with LTI, and 100,000 of these shares were for investor relations services. Half of these investor relations services were rendered in 2000 and the remainder in 2001.

   In December 2000, SPEEDCOM issued a retainer of $25,000 in cash and 25,000 shares of common stock with an ascribed value of $5.25 per share to H.C. Wainwright, a Boston based investment banker. These amounts are included in prepaid expenses and other assets as of December 31, 2000. The retainers are for services to be rendered through April 2001 in connection with raising capital for SPEEDCOM. The amounts were charged against equity when capital was raised in 2001.

   During the year ended December 31, 2000, SPEEDCOM repurchased 185,103 shares of its common stock, for cash. These shares were retired when repurchased.

  Employee Stock-Based Compensation

   At December 31, 2001 and 2000, SPEEDCOM had 3,000,000 shares of common stock reserved for issuance under employee incentive stock bonus, purchase or option plans. One plan, initiated in July 1998, reserved 2,000,000 shares, and another plan, initiated in September 2000, reserved 1,000,000 shares. Additional options of 1,650,616 were issued outside these two plans to Executive Officers. All full time employees are eligible for both plans. Plan options have a term of 5 years and vest 25% annually on the employee's anniversary date over a four-year period. As of December 31, 2001 there were 879,331 shares unissued under both plans.

   Employee stock option activity was as follows during the years ended December 31, 2001 and 2000:

                                         2001                        2000
                              --------------------------- ---------------------------
                                         Weighted Average            Weighted Average
                               Options    Exercise Price   Options    Exercise Price
                              ---------  ---------------- ---------  ----------------
Outstanding--
 Beginning of year........... 2,937,978       $2.95       1,721,298       $2.62
 Granted at market price..... 1,237,058        2.74       1,293,156        3.35
 Exercised...................   (75,449)       1.24         (18,822)       2.62
 Expired or cancelled........  (328,302)       3.75         (57,654)       3.24
                              ---------       -----       ---------       -----
Outstanding--end of year..... 3,771,285       $2.75       2,937,978       $2.95
                              =========       =====       =========       =====
Exercisable as of December 31 2,897,020       $2.79       1,037,579       $2.62
                              =========       =====       =========       =====

   The weighted average fair value of the options granted during 2001 and 2000 is $1.70 and $2.10, respectively. The range of exercise prices of the options is $.01 through $10.25. The weighted average remaining contractual life of the options as of December 31, 2001 and 2000 is 3.1 and 3.3 years, respectively.

   Pro forma information regarding SPEEDCOM's stock option grants is presented below. The fair market value for these options was estimated at the date of grant using the Black-Scholes option pricing model. In order to calculate the fair value, the following assumptions were made: the expected dividend payment rate used was zero, the expected option life used was five years, the volatility used was 0.64 in 2001 and 1.27 in 2000 and the risk free interest rate was assumed to be 4.54% in 2001 and 5.77% in 2000. Because the options have a four-year vesting period, the pro forma effect shown below is not reflective of the reported net earnings or losses in future years.

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. SPEEDCOM's pro forma information follows at December 31, 2001 and 2000:

                                                      2001         2000
                                                  ------------  -----------
   Reported net loss............................. $(13,670,797) $(2,577,767)
   Estimated fair value of options...............   (2,225,654)    (527,634)
                                                  ------------  -----------
   Pro forma net loss............................ $(15,896,451) $(3,105,401)
                                                  ============  ===========
   Reported net loss per share: basic and diluted $      (1.96) $     (0.31)
   Effect for the fair value of options..........        (0.23)       (0.07)
                                                  ------------  -----------
   Pro forma net loss............................ $      (2.19) $     (0.38)
                                                  ============  ===========

17.  Leases

   SPEEDCOM leases office and manufacturing facilities and computer and office equipment under operating leases. Rent expense under operating leases, amounted to $547,054 and $243,167 for the years ended December 31, 2001 and 2000, respectively. Future noncancellable lease payments under operating leases for each year ended December 31 are as follows: 2002-$763,573; 2003-$721,135; 2004-$711,843; 2005-$696,708; 2006-$684,423 and thereafter-$6,669,000.

18.  Employee Benefit Plan

   SPEEDCOM has established a 401(k) profit-sharing plan. Employees 21 years or older are eligible to participate in the plan. Participants may elect to contribute, on a tax-deferred basis, up to the legal maximum, of their compensation. SPEEDCOM will contribute 25% matching after an employee has been with SPEEDCOM for 90 days. SPEEDCOM's contributions to the plan were $58,572 and $26,453 for the years ended 2001 and 2000, respectively.

19.  Bad Debt Expense

   In the fourth quarter of 2000 and in the first and second quarters of 2001, SPEEDCOM sold its SPEEDLAN product line for a total of $573,612 to a large Korean based company (Korean Customer). One of the major clients of the Korean Customer declared bankruptcy in 2001, which had a significant financial impact on the Korean Customer. The inventory that was sold to the Korean Customer is in the possession of a principal of that company. SPEEDCOM is retaining an attorney to issue legal letters, apply to the courts to capture the inventory and to gain access to the inventory for assessment. It is unclear if SPEEDCOM will be successful in its efforts. Accordingly, SPEEDCOM has written off $455,647 of the receivable in 2001, which represents the remaining unpaid balance.

20.  Severance Costs

   In 2001, SPEEDCOM recorded severance costs of $531,769, reflecting employee termination costs relating to staff reductions. The staff reductions include twenty employees (two at the executive management level, accounting for $417,000) and were completed in 2001. The costs include severance pay and other employee benefits, including amounts to be paid over future periods. As of December 31, 2001, SPEEDCOM has paid approximately $275,000 of the total $531,769 charged to expense.

21.  Sale of Assets

   During 2001, SPEEDCOM sold its InstallGuys division to SPEEDCOM'S Chief Executive Officer. In return, SPEEDCOM received two 6% secured promissory notes totaling $211,295. SPEEDCOM recorded a gain on the sale of $167,771, which is classified in Other expense, net in the Statements of Operations. The notes and interest are due in August 2004.

22.  Segment and Geographic Information

   SPEEDCOM operated during all periods in a single operating segment when applying the management approach defined in Statement of Financial Accounting Standards No. 131, DISCLOSURES ABOUT SEGMENTS.

   SPEEDCOM's business and principal operations are domiciled in North America. SPEEDCOM generated revenue in the following geographic areas: North America, Latin America, Asia, Africa, Middle East, Europe and Australia. Revenues from customers in foreign geographic areas represented 53% and 45% of total revenues for the years ended December 31, 2001 and 2000, respectively. During 2001, 16%, 15% and 12% of SPEEDCOM's revenues were derived from customers located in Latin America, Asia and Africa, respectively. During 2000, 26% of SPEEDCOM's revenues were derived from customers located in Latin America. No other foreign geographic area contributed 10% or greater of total revenues for 2001 or 2000. SPEEDCOM has no significant property in any foreign geographic area.

   No single customer accounted for 10% or more of SPEEDCOM's revenue for the year ended December 31, 2001. Although SPEEDCOM serves a large and varied group of customers, approximately 15% of SPEEDCOM's revenues for the year ended December 31, 2000 were derived from one customer.

23.  Subsequent Event

   In February 2002, SPEEDCOM converted two of its leases receivable, recorded at $1,289,901, into a new lease receivable with $336,066 due immediately, five payments of $50,000 due over a five month period and a balloon payment of $328,208 due in August 2002. As a result of this restructuring of the lease SPEEDCOM incurred a charge of $395,542 in the first quarter of 2002.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

   Ernst & Young LLP served as pre-merger SPEEDCOM's independent certified public accountants before its merger into LTI and continued as the independent certified public accountants for the post-merger company, with the approval of SPEEDCOM's Board of Directors. Therefore, as a technical matter, SPEEDCOM was deemed to have changed its independent certified public accountants effective with the merger on September 26, 2000. Grant Thornton LLP served as independent certified public accountants of LTI before the merger. Grant Thornton LLP's report on LTI's financial statements for the year ended March 31, 2000 was unqualified.

                                   PART III

Item 9.  Directors and Executive Officers of Registrant

   The following table sets forth the names, ages and positions of the persons who serve as Executive Officers and Directors of SPEEDCOM.


     Name                Age Positions(s)
     ----                --- ------------
     Michael W. McKinney 45  Chairman and Chief Executive Officer, Director
     R. Craig Roos...... 56  Vice Chairman and Director
     Michael Sternberg.. 56  Director
     Ben Haidri......... 39  Director

   Michael W. McKinney founded SPEEDCOM in 1994. Mr. McKinney has 20 years of local area network and wide area network computer networking experience as an executive of AT&T and NCR. He holds a bachelor of science in economics and finance from Miami University, Oxford, OH.

   R. Craig Roos joined SPEEDCOM's Board of Directors as Vice Chairman in February 2000. Mr. Roos is founder and sole owner of Roos Capital Planners, Inc., which he formed in 1979. Mr. Roos has served on the boards of several companies in the wireless, communications, software, media and telecommunications industries. He has previously served as chairman of MobileMedia Corporation from 1993 until 1995. Mr. Roos also was a co-founder of Locate, a digital local access carrier specializing in high-speed T-1 level radio carrier technologies. Mr. Roos has testified before the United States Congress on telecommunications issues and is a former chairman of the Alternative Local Telecommunications trade association. Mr. Roos has a bachelor's degree in economics from Davis & Elkins College and a masters of business administration from Fairleigh Dickinson University.

   Michael Sternberg joined SPEEDCOM's Board of Directors in March 2002. Mr. Sternberg has been CEO of multiple start up telecom companies, including local exchange company KMC Telecom. Mr. Sternberg was part of the original founding team at Metropolitan Fiber Systems that was eventually sold for $12 billion to MCI. One other notable venture included the start up of a satellite company that achieved $30 million in revenue within 18 months of the company's inception, including the negotiated purchase and launch of the only two satellites launched by a U.S. company from Russia. At KMC Telecom, Mr. Sternberg helped grow the company from 7 to 1,300 employees, with sales and operations throughout the U.S. KMC Telecom under his leadership increased its value from $6 million to $1.8 billion in value in less than four years by building 35 city networks (switching, lightwave and fiber optics). KMC Telecom secured over $1 billion in funding with Mr. Sternberg's assistance. Mr. Sternberg also led the company to sixteen consecutive quarters of performance at or above plan before leaving.

   Ben Haidri joined SPEEDCOM's Board of Directors in March 2002. Mr. Haidri has been involved with the software industry since 1986, holding a number of senior positions with Novell as well as startups and leading technology providers. Mr. Haidri has expertise in the areas of wireless and security, and has over 15 years experience in strategic relations, marketing and product management. Prior to joining SECURITAE, a private company, Mr. Haidri directed product management for Novell's security products. Mr. Haidri is a former officer of Zions Bancorporation, participating on behalf of Digital Signature Trust.

Item 10.  Executive Compensation

   The information required by Item 10 of Form 10-KSB is incorporated by reference to the information contained in the section captioned "Executive Compensation" of SPEEDCOM's definitive Proxy Statement for the 2002 Annual Meeting of Shareholders to be held May 6, 2002, which SPEEDCOM will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

   Information regarding this item is incorporated by reference from the section entitled "Security Ownership of Certain Beneficial Owners and Management" of SPEEDCOM's definitive Proxy Statement for the 2002 Annual Meeting of Shareholders.

Item 12.  Certain Relationships and Related Transactions

   The information required by Item 12 of Form 10-KSB is incorporated by reference to the information contained in the section captioned "Certain Relationships and Related Transactions" of SPEEDCOM's definitive Proxy Statement for the 2002 Annual Meeting of Shareholders to be held May 6, 2002, which SPEEDCOM will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

Item 13.  Exhibits, Reports on Form 8-K and Schedule

   (a) Exhibits

          The exhibits in the accompanying Exhibit Index are filed as part of this Annual Report on Form 10-KSB.

   (b) Reports on Form 8-K

          None.

Schedule II - Valuation and Qualifying Accounts

                                       Balance at  Charged to              Balance at
                                      Beginning of Costs and                 End of
                                         Period     Expense   Deductions     Period
                                      ------------ ---------- ----------   ----------
For the year ended December 31, 2000:
Deducted from asset accounts:
 Allowance for doubtful accounts.....   $143,371    $272,957   $119,998(1)  $296,330
                                        ========    ========   ========     ========
 Allowance for inventory obsolescence   $ 55,576    $     --   $ 22,980(2)  $ 32,596
                                        ========    ========   ========     ========
For the year ended December 31, 2001:
Deducted from asset accounts:
 Allowance for doubtful accounts.....   $296,330    $873,363   $938,415(1)  $231,278
                                        ========    ========   ========     ========
 Allowance for inventory obsolescence   $ 32,596    $ 34,495   $     --     $ 67,091
                                        ========    ========   ========     ========

--------
(1) Uncollectible accounts written off, net of recoveries
(2) Revaluation of slow-moving and obsolete inventory

                                  Signatures

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SPEEDCOM WIRELESS CORPORATION

            Name                          Title                 Date
            ----                          -----                 ----

  /s/  MICHAEL W. MCKINNEY    Chairman, Chief Executive     April 1, 2002
-----------------------------   Officer and Director
     Michael W. McKinney

       /s/  SARA BYRNE        Vice President of Finance and April 1, 2002
-----------------------------   Accounting acting as
         Sara Byrne             Controller and Chief
                                Financial Officer

     /s/  R. CRAIG ROOS       Vice Chairman and Director    April 1, 2002
-----------------------------
        R. Craig Roos

   /s/  MICHAEL STERNBERG     Director                      April 1, 2002
-----------------------------
      Michael Sternberg

       /s/  BEN HAIDRI        Director                      April 1, 2002
-----------------------------
         Ben Haidri

                                 EXHIBIT INDEX

Number    Description
------    -----------

   2.2    Agreement and Plan of Merger by and between SPEEDCOM Wireless International Corporation and LTI Holdings, Inc., dated as of August 4, 2000 (included as Appendix A to the proxy statement/
          prospectus filed as part of Form S-4 Registration Statement (File No. 333-43098) and incorporated herein by reference)

   3.1(5) Amended and Restated Certificate of Incorporation of SPEEDCOM Wireless Corporation, as
          amended

   3.2(3) Amended and Restated Bylaws of SPEEDCOM Wireless Corporation

   4.1(3) Purchase Agreement, dated April 13, 2001, by and among SPEEDCOM Wireless Corporation and the Purchasers, as defined

   4.2(3) Registration Rights Agreement, dated April 13, 2001, by and among SPEEDCOM Wireless
          Corporation and the Purchasers, as defined

   4.3(3) Form of Warrant of SPEEDCOM Wireless Corporation, dated April 13, 2001

   4.4(4) Note and Warrant Purchase Agreement by and among SPEEDCOM Wireless Corporation, S.A.C.
          Capital Associates, LLC, SDS Merchant Fund, L.P., Oscar Private Equity Investments, L.P. and
          Bruce Sanguinetti

   4.5(4) Promissory Note for $500,000 issued to S.A.C. Capital Associates, LLC

   4.9(4) Promissory Note for $250,000 issued to SDS Merchant Fund, L.P.

   4.6(4) Promissory Note for $750,000 issued to Oscar Private Equity Investments, L.P.

   4.7(4) Promissory Note for $250,000 issued to Bruce Sanguinetti

   4.8(4) Warrant No. W-1 to Purchase 146,667 Shares of Common Stock issued to S.A.C. Capital
          Associates, LLC

   4.9(4) Warrant No. W-2 to Purchase 73,333 Shares of Common Stock issued to SDS Merchant Fund, L.P.

  4.10(4) Warrant No. W-3 to Purchase 220,000 Shares of Common Stock issued to Oscar Private Equity
          Investments, L.P.

  4.11(4) Warrant No. W-4 to Purchase 73,333 Shares of Common Stock issued to Bruce Sanguinetti

  4.12(5) Purchase Agreement, dated August 23, 2001, by and among SPEEDCOM Wireless Corporation and the Purchasers, as defined herein

  4.13(5) Registration Rights Agreement, dated August 23, 2001, by and among SPEEDCOM Wireless
          Corporation and the Purchasers, as defined

  4.14(5) Form of Series A Warrant of SPEEDCOM Wireless Corporation dated August 23, 2001

  4.15(5) Form of Series B Warrant of SPEEDCOM Wireless Corporation dated August 23, 2001

  4.16(5) Settlement Agreement between SPEEDCOM Wireless Corporation and I.W. Miller Group, Inc.
          dated June 25, 2001

 10.4(1)* Executive Employment Agreement between SPEEDCOM Wireless International Corporation and
          Jay O. Wright

 10.5(1)* Executive Employment Agreement between SPEEDCOM Wireless International Corporation and
          Bruce Sanguinetti

 10.6(1)* Executive Employment Agreement between SPEEDCOM Wireless International Corporation and
          Michael McKinney

 10.7(1)* Non-Qualified Stock Option Agreement

Number    Description
------    -----------

 10.8(1)* Non-Qualified Stock Option Plan

 10.9(6)  Promissory Note for $250,000 issued to Bruce Sanguinetti dated December 6, 2000

 10.10(6) Promissory Note for $40,000 issued to Bill Davis dated May 11, 2001

 10.11(6) Lease Agreement between SPEECOM Wireless Corporation and Lakewood Ranch Properties, LLC

 10.12(6) Intellectual Property License Agreement between SPEEDCOM Wireless Corporation and SRI
          International

 16.1(2)  Letter on change of certifying accountant

 23.1     Consent of Independent Certified Public Accountants

 24.1(5)  Powers of Attorney

--------
(1) Incorporated by reference to the Form 8-K filed October 11, 2000.
(2) Incorporated by reference to the Form 10-KSB filed April 17, 2001.
(3) Incorporated by reference to the Form 10-QSB filed May 14, 2001.
(4) Incorporated by reference to the Form 8-K filed July 2, 2001.
(5) Incorporated by reference to the Form S-3 filed September 18, 2001.
(6) Incorporated by reference to the Form 10-QSB filed November 14, 2001.
*  Management contract or compensatory plan.