Form 10QSB
period 2002-03-31
SPEEDCOM WIRELESS CORP
filed 2002-05-14
CIK 1014343

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDING MARCH 31, 2002
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM __________ TO ____________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the last practicable date: April 30, 2002 - 10,601,332 common shares, $.001 par value.

Transitional small business disclosure format (check one):  Yes [ ] No [x]

                          SPEEDCOM WIRELESS CORPORATION
                 FORM 10-QSB FOR THE PERIOD ENDED MARCH 31, 2002

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

             Balance Sheets as of March 31, 2002 and December 31, 2001         3
             Statements of Operations for the three months ended
                   March 31, 2002 and 2001                                     4
             Statements of Cash Flows for the three months ended
                  March 31, 2002 and 2001                                      5
             Notes to Financial Statements                                     7
Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                            11

PART II.  OTHER INFORMATION

Item 2.  Recent Sales of Unregistered Securities                              20
Item 4.  Submission of Matters to a Vote of Security Holders                  21
Item 6.  Exhibits and Reports on Form 8-K                                     22


Signatures                                                                    22
Exhibit Index                                                                 23

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                          SPEEDCOM WIRELESS CORPORATION
                                 BALANCE SHEETS

                                                                             March 31,        December 31,
                                                                              2002              2001
                                                                        ---------------------------------
Assets                                                                     (unaudited)
Current assets:
   Cash                                                                 $        185,837   $      273,614
   Restricted cash                                                                 2,651           42,724
   Accounts receivable, net of allowances of $150,939 and
        $213,278 in 2002 and 2001, respectively                                  924,868        1,883,533
   Current portion of leases receivable                                          639,966          778,030
   Inventories, net                                                            1,505,650        1,825,234
   Prepaid expenses and other current assets                                     124,047          146,593
                                                                        ---------------------------------
Total current assets                                                           3,383,019        4,949,728

Property and equipment, net                                                      931,939        1,034,558
Leases receivable                                                                 70,367          811,103
Note receivable - related party                                                  271,045          267,126
Other assets, net                                                                109,168          122,104
Intellectual property, net                                                     1,303,734        1,372,937
                                                                        ---------------------------------
Total assets                                                            $      6,069,272   $   8,557,556
                                                                        =================================
Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                                     $      1,789,397   $   2,455,803
   Advance from factor                                                            40,861          298,676
   Accrued expenses                                                              982,942        1,056,140
   Current portion of loans from stockholders                                     84,363           76,000
   Current portion of deferred revenue                                            39,132           74,911
   Current portion of notes and capital leases payable                            52,379           33,174
                                                                        ---------------------------------
Total current liabilities                                                      2,989,074        3,994,704
Deferred revenue, net of current portion                                           9,893           13,517
Notes and capital leases payable, net of current portion                          31,781           39,254
Stockholders' equity:
   Common stock, $.001 par value, 30,000,000 shares authorized,
     10,601,332 and 10,122,113 shares issued and outstanding in
     2002 and 2001, respectively                                                  10,601           10,122
   Preferred stock, $4.50 stock liquidation value per share,
     10,000,000 shares authorized, 3,835,554 and 3,835,554 shares
     issued and outstanding in 2002 and 2001, respectively                     5,455,702        5,455,702
   Additional paid-in capital                                                 17,770,561       17,710,477
   Accumulated deficit                                                       (20,198,340)     (18,666,220)
                                                                        ---------------------------------
Total stockholders' equity                                                     3,038,524        4,510,081
                                                                        ---------------------------------
Total liabilities and stockholders' equity                              $      6,069,272   $    8,557,556
                                                                        =================================

See accompanying notes.

                          SPEEDCOM WIRELESS CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                        Three Months Ended March 31,
                                                                           2002              2001
                                                                     --------------------------------
    Net revenues                                                      $    1,917,505   $    4,017,275
    Cost of goods and services                                             1,049,532        2,234,491
                                                                     --------------------------------
    Gross margin                                                             867,973        1,782,784

    Operating costs and expenses:
       Salaries and related                                                  934,752        1,315,406
       General and administrative                                            686,422          850,982
       Selling expenses                                                      253,008          518,722
       Provision for bad debt                                                321,401            1,674
       Depreciation and amortization                                         175,923          107,200
                                                                     --------------------------------
                                                                           2,371,506        2,793,984
                                                                     --------------------------------
    Loss from operations                                                  (1,503,533)      (1,011,200)

    Other expense, net:
       Interest expense, net                                                 (26,091)        (160,766)
       Other (expense) income, net                                            (2,496)           2,413
                                                                     --------------------------------
                                                                             (28,587)        (158,353)
                                                                     --------------------------------
    Net loss                                                          $   (1,532,120)  $   (1,169,553)
                                                                     ================================
    Net loss per share:
       Basic and diluted                                             $         (0.15)  $        (0.13)
                                                                     ================================
    Shares used in computing basic and diluted net loss per share         10,447,815        9,313,863
                                                                     ================================

   See accompanying notes.

                          SPEEDCOM WIRELESS CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                             Three Months Ended March 31,
                                                                                2002           2001
                                                                              ------------------------
Operating activities
Net loss                                                                 $   (1,532,120)  $ (1,169,553)
Adjustments to reconcile net loss to net cash provided by (used in)
   operating activities:
     Depreciation and amortization                                              175,923        107,200
     Provision for bad debt                                                     321,401          1,674
     Provision for inventory obsolescence                                        12,909             --
     Common stock issued for services                                            67,509         10,000
     Amortization of original issue discount on debt                                 --         93,390
     Changes in operating assets and liabilities:
         Restricted cash                                                         40,073             --
         Accounts receivable                                                  1,037,639       (766,088)
         Leases receivable                                                      478,425        (47,510)
         Inventories                                                            306,675        495,458
         Prepaid expenses and other current assets                               22,546         97,540
         Intellectual property                                                       --       (210,000)
         Other assets                                                            12,936       (124,905)
         Accounts payable and accrued expenses                                 (686,306)       (62,791)
         Deferred revenue                                                       (39,403)        13,533
                                                                         -----------------------------
Net cash provided by (used in) operating activities                             218,207     (1,562,052)

Investing activities
Purchases of equipment                                                           (4,101)      (194,314)
                                                                         -----------------------------
Net cash used in investing activities                                            (4,101)      (194,314)

Financing activities
Net payments to factor                                                         (257,815)            --
Proceeds from loans from and warrants issued to stockholders                         --      1,770,000
Payments of loans from stockholders                                             (36,000)            --
Payments of notes and capital leases                                             (8,268)      (142,020)
Proceeds from sale of common stock and warrants                                     200         94,432
                                                                         -----------------------------
Net cash (used in) provided by financing activities                            (301,883)     1,722,412
                                                                         -----------------------------

Net decrease in cash                                                            (87,777)       (33,954)
Cash at beginning of period                                                     273,614        227,066
                                                                         -----------------------------
Cash at end of period                                                    $      185,837   $    193,112
                                                                         =============================

See accompanying notes.

                          SPEEDCOM WIRELESS CORPORATION
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (unaudited)

                                                                       Three Months Ended March 31,
                                                                           2002         2001
                                                                        ------------------------
Supplemental disclosure of noncash investing and financing activities
Conversion of accounts receivable to lease receivable                          --    $ 1,333,000
Conversion of accounts payable to notes payable                        $   20,000    $   558,442
Conversion of accounts payable to loans from stockholders              $   44,363             --
Common stock to be issued for software license                                 --    $   650,000
Common stock issued for services                                       $   67,509             --
Conversion of debt to equity                                                   --    $    40,000

See accompanying notes.

                          SPEEDCOM WIRELESS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (unaudited)

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

2  Basis of Presentation

The accompanying financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. The accompanying financial statements should be read in conjunction with SPEEDCOM's annual financial statements and notes thereto included in SPEEDCOM's Form 10-KSB.

In the opinion of management, the financial statements reflect all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for those periods presented. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

3.  Liquidity and Management's Plans

Projected cash flows from SPEEDCOM's current operations are not sufficient to finance SPEEDCOM's current and projected working capital requirements. SPEEDCOM will have to obtain additional capital to execute its business plan for 2002. In April 2002, SPEEDCOM borrowed $750,000 from three institutional investors, which was used for current operations. In May 2002, SPEEDCOM borrowed an additional $250,000 from three institutional investors, which was used for current operations. SPEEDCOM will seek additional capital to fund the growth of its business, develop next generation products and to take advantage of opportunities that may arise. This additional capital could come from the sale of common or preferred stock, or from additional borrowings. There can be no assurance that such financing will be available on acceptable terms, if at all. If SPEEDCOM is unable to secure significant additional financing, SPEEDCOM will have to further downsize its business or explore other alternatives. The financial statements do not include any adjustments that might arise as a result of this uncertainty.

4.  Inventories

A summary of inventories at March 31, 2002 and December 31, 2001 is as follows:

                                                         2002            2001
                                                     (unaudited)
                                                   ----------------------------
      Component parts                               $      764,247   $  596,985
      Completed assemblies                                 615,043    1,081,568
      Completed assemblies consigned to others             126,360      146,681
                                                   ----------------------------
                                                    $    1,505,650   $1,825,234
                                                   ============================

5.  Intellectual Property

A summary of intellectual property at March 31, 2002 and December 31, 2001 is as follows:

                                                         2002            2001
                                                     (unaudited)
                                                   ----------------------------
      Intellectual property                         $  1,599,500     $1,599,500
      Less accumulated amortization                     (295,766)      (226,563)
                                                   ----------------------------
                                                    $  1,303,734     $1,372,937
                                                   ============================

In January 2001, SPEEDCOM acquired worldwide rights for six years to PacketHop(TM), a wireless routing software developed by SRI International (SRI). Under the terms of the agreement, SPEEDCOM obtains rights to SRI's PacketHop(TM) technology in the fixed wireless infrastructure market for the primary frequencies below 6 GHz. Per the agreement, SRI International received a total of 325,000 shares of common stock of SPEEDCOM that was issued in four traunches. Each traunch was measured on the specific date that the stock was issued on. As of March 31, 2002, the value of these shares at the date of grant is classified in Intellectual property on the balance sheet. SPEEDCOM also has paid $360,000 in cash, included in Intellectual property on the balance sheet, which is being amortized over six years. Per the terms of the agreement, SRI may terminate the exclusive period (18 months) by providing written notice of such termination unless by such time SPEEDCOM has successfully closed a liquid event where SRI had the opportunity to obtain net proceeds of at least $5,000,000. Due to the fact that such an event has not occurred, it is expected that SPEEDCOM will lose its exclusive rights to PacketHop(TM) in July 2002, but will retain its perpetual license agreement. SPEEDCOM has evaluated this long-lived asset for impairment by comparing the discounted expected future cash flows to its carrying amount. The undiscounted expected future cash flows are more than the carrying value of the asset, so an impairment loss has not been recognized.

6.  Accrued Expenses

A summary of accrued expenses at March 31, 2002 and December 31, 2001 is as follows:

                                                         2002             2001
                                                     (unaudited)
                                                   ----------------------------
      Accrued payroll                              $   190,599     $    170,419
      Accrued commissions                              130,762           71,179
      Severance costs                                  217,499          256,826
      Registration statement late filing fee           163,970          163,970
      Other                                            280,112          393,746
                                                   ----------------------------
                                                   $   982,942     $  1,056,140
                                                   ============================

7.  Related Party Transactions

Note Receivable-Related Party

During 2001, SPEEDCOM sold its InstallGuys division to SPEEDCOM's Chief Executive Officer. In return, SPEEDCOM received two 6% secured promissory notes totaling $211,295. In October, SPEEDCOM loaned InstallGuys an additional $50,000 at 6% interest. The notes and interest are due in August 2004.

Loans from Stockholders

SPEEDCOM issued an 18% $50,000 promissory note to SPEEDCOM's Vice President of Sales in December 2001. The note is due May 15, 2002 and is secured by property of SPEEDCOM. During February 2002, $10,000 of this loan was repaid. During April 2002, $20,000 of this loan was repaid.

SPEEDCOM also issued an 18% $106,000 promissory note to an investor in December 2001 that was due December 28, 2001. SPEEDCOM paid $80,000 of this note in December 2001. In January 2002, SPEEDCOM paid the remaining $26,000 balance on the note and accrued interest.

In March 2002, SPEEDCOM issued three promissory notes to each of SPEEDCOM's outside Board members for $14,738, $13,875 and $15,750, respectively. Each note bears an interest rate of 14% and carries an additional 2% penalty on outstanding principle not paid by April 15, 2002. $11,000 of these notes was paid in April 2002. The remaining principle of the notes, interest and penalties has not been repaid.

8.  Notes and Capital Leases Payable

A summary of notes and capital leases payable at March 31, 2002 and December 31, 2001 is as follows:


                                                                               2002           2001
                                                                           (unaudited)
                                                                       -----------------------------
     8% automobile loan payable in monthly installments through
         January 2003, secured by equipment                            $         3,918   $     5,057
     12% convertible note                                                      20,000             --
     Capital lease obligations                                                 60,242         67,371
                                                                       -----------------------------
                                                                               84,160         72,428
     Less current portion                                                     (52,379)       (33,174)

                                                                       -----------------------------
                                                                       $       31,781    $    39,254
                                                                       =============================

In January 2002, SPEEDCOM entered into a financial relations and consultant contract whereby the consultant will receive each month a $10,000 convertible note with a 12% coupon rate. The notes are convertible at any time at $1.125 per share. As of March 31, 2002, the note holders possess rights to convert the notes to 22,500 shares of restricted common stock. This contract was cancelled in May 2002.

9. Stockholders' Equity

Common Stock

In January 2002, 459,219 shares were issued as a result of a repricing provision that applied to 83,000 shares of common stock issued on October 30, 2000 for a price of $7.35 per share, or a total of $610,050. Additional shares were issued based on a reset price, which is the weighted average closing price of SPEEDCOM common stock for the first ten trading days of January 2002; provided that the reset price is not less than $1.1251 or more than $1.19. Because the average price of SPEEDCOM's common stock during the first ten trading days of 2002 was below the $1.1251 reset floor, the total number of shares, as adjusted after repricing, was determined by dividing $610,050 by such floor.

Also in January 2002, 20,000 options were exercised at $0.01 per share for 20,000 shares of common stock.

Employee Stock-Based Compensation

In February 2002, SPEEDCOM issued stock options to employees for the purchase of 750,100 common shares at $0.60 per share. The Company recorded $67,500 in stock-based compensation expense in relation to these options during the three months ended March 31, 2002. These options vest upon the achievement during 2002 of certain revenue milestones or in full in one year from the issuance. The revenue milestone had not been met as of March 31, 2002. These options vest upon a change of control transaction with the ability to exercise the options for up to one year after vesting. Upon a change of control and if the one year performance period has not expired, the employee may surrender the performance options for cash payment at the calculated change of control common share transaction value for payment within 30 days by the surviving company.

Preferred Stock

Each share of preferred stock issued in August 2001 is convertible at any time into two shares of common stock, subject to anti-dilution protection, and will accrue dividends, beginning August 23, 2003, to be paid upon conversion at the rate of 14% per year times the $3.38 per share liquidation preference. The liquidation preference increased from $2.25 to $3.38 ($4.50 if paid in stock) because a change of control agreement was not announced by February 23, 2002 and closed by April 23, 2002.

10.  Customer Concentrations

Although SPEEDCOM serves a large and varied group of customers, two customers accounted for 11% and 17% of SPEEDCOM's revenue for the three months ended March 31, 2002, respectively. One customer accounted for 14% of SPEEDCOM's revenue for the three months ended March 31, 2001. In addition, four customers accounted for 51% of SPEEDCOM's gross accounts receivable as of March 31, 2002. SPEEDCOM intends to continue to attempt to diversify and expand its customer base with its current limited resources and maintain overhead costs at low levels.

11.  Lease Restructuring

During the three months ended March 31, 2002, SPEEDCOM converted two of its leases receivable, recorded at approximately $1,290,000, into a new lease receivable with approximately $336,000 due immediately, five payments of $50,000 due over a five month period and a balloon payment of approximately $328,000 due in August 2002. As a result of this restructuring of the lease, SPEEDCOM recorded a provision for bad debt of approximately $395,000 for the three months ending March 31, 2002.

12.  Subsequent Event

In April 2002, SPEEDCOM borrowed $750,000 from three institutional investors. In May 2002, SPEEDCOM borrowed an additional $250,000 from three institutional investors. The loans bear an interest rate of 15% and are payable at the earlier of (i) ninety days following the execution of a definitive agreement with respect to a bona fide merger, stock sale or sale of all or substantially all of the SPEEDCOM's assets or (ii) July 31, 2002. As a stipulation to these loans, the term of all outstanding Series B Warrants of SPEEDCOM dated August 23, 2001 was extended to July 31, 2002.

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

                                           Three Months Ended March 31,
                                               2002          2001
                                              -------------------
Net revenues                                   100%          100%
Cost of goods and services                      55%           56%
                                              ------------------
Gross margin                                    45%           44%

Operating costs and expenses:
   Salaries and related                         49%           32%
   General and administrative                   36%           21%
   Selling expenses                             13%           13%
   Provision for bad debt                       17%            0%
   Depreciation and amortization                 9%            3%
                                              ------------------
                                               124%           69%
                                              ------------------
Loss from operations                           (79)%         (25)%

Other expense, net:
   Interest expense, net                        (1)%          (4)%
   Other (expense) income, net                  (0)%           0%
                                              ------------------
                                                (1)%          (4)%
                                              ------------------
Net loss                                       (80)%         (29)%
                                              ==================

Three Months Ended March 31, 2002 and March 31, 2001

Net revenues decreased 52% from approximately $4,017,000 in the three months ended March 31, 2001 to approximately $1,918,000 in the three months ended March 31, 2002. This decrease was due to unexpected delays in spending decisions by both potential and current customers during the first quarter. This factor, combined with the challenging economic environment in both the United States and overseas, contributed to disappointing results. SPEEDCOM believes that a unique focus on offering a complete spectrum of fixed wireless products and its strength in key international markets will enable SPEEDCOM to endure these difficult economic times. Cost of goods and services decreased 53% from approximately $2,234,000 for the three months ended March 31, 2001 to approximately $1,050,000 for the three months ended March 31, 2002, due primarily to decreases in SPEEDCOM's revenues. Revenues from customers in foreign geographic areas increased to 64% of revenues for the three months ended March 31, 2002 as compared to 45% of revenues the three months ended March 31, 2001. The percentage of sales that are from international customers is expected to increase slightly during the year ended December 31, 2002.

Salaries and related, general and administrative and selling expenses decreased by 30% from approximately $2,685,000 for the three months ended March 31, 2001 to approximately $1,874,000 for the three months ended March 31, 2002. This decrease was primarily due to a decrease in salaries and related expenses of approximately $381,000 related to decreased average headcount, a decrease in general and administrative expenses of approximately $165,000 related to reduced spending on travel, investor relations and consultancy fees, partially offset by increases in rent expense, and a decrease in selling expenses of approximately $266,000 related primarily to reduced trade show participation.

During the three months ended March 31, 2002, SPEEDCOM converted two of its leases receivable, recorded at approximately $1,290,000, into a new lease receivable with approximately $336,000 due immediately, five payments of $50,000 due over a five month period and a balloon payment of approximately $328,000 due in August 2002. As a result of this restructuring of the lease, SPEEDCOM recorded a provision for bad debt of approximately $395,000 for the three months ending March 31, 2002.

Net interest expense decreased from approximately $161,000 for the three months ended March 31, 2001 to approximately $26,000 for the three months ended March 31, 2002. This decrease was due to the addition of notes payable and loans from stockholders during the fourth quarter of 2000 and the first quarter of 2001 that were converted to preferred stock during 2001.

Net loss increased 31% from approximately $1,170,000, or $.13 per share, in the three months ended March 31, 2001 to approximately $1,532,000, or $.15 per share, in the three months ended March 31, 2002, as a result of the foregoing factors.

Taxes

At March 31, 2002, SPEEDCOM had net operating loss carryforwards (NOLs) for federal income tax purposes of approximately $11,500,000. The NOLs expire at various dates through the year 2021. Utilization of SPEEDCOM's net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such annual limitation could result in the expiration of the net operating loss before utilization.

Liquidity and Capital Resources

During the three months ended March 31, 2002, SPEEDCOM's operating activities provided approximately $218,000 of cash. This was primarily due to decreases in accounts receivable, leases receivable and inventory partially offset by its net loss for the period and decreases in accounts payable and accrued expenses. SPEEDCOM purchased approximately $4,000 of fixed assets during the three months ending March 31, 2002 as compared to approximately $194,000 during the same period in 2001. SPEEDCOM does not have any material commitments for capital expenditures in the future. SPEEDCOM used approximately $302,000 primarily through payments to factored accounts receivable and payments on loans from stockholders. As of March 31, 2002, SPEEDCOM had cash of approximately $186,000.

During the three months ended March 31, 2001, SPEEDCOM used approximately $1,562,000 of cash for its operating activities. This was primarily due to increases in accounts receivable (due to increases in sales) and the net loss for the period. SPEEDCOM purchased approximately $194,000 of fixed assets during the three months ending March 31, 2001 as compared to approximately $167,000 during the same period in 2000. To fund this growth in assets and sales, SPEEDCOM raised approximately $1,770,000 through the issuance of loans from and warrants issued to stockholders.

In April 2002, SPEEDCOM borrowed $750,000 from three institutional investors, which was used for current operations. In May 2002, SPEEDCOM borrowed an additional $250,000 from three institutional investors, which was used for current operations. The loans bear an interest rate of 15% and are payable at the earlier of (i) ninety days following the execution of a definitive agreement with respect to a bona fide merger, stock sale or sale of all or substantially all of SPEEDCOM's assets or (ii) July 31, 2002. As a stipulation to these loans, the term of all outstanding Series B Warrants of SPEEDCOM dated August 23, 2001 was extended to July 31, 2002.

Projected cash flows from SPEEDCOM's current operations are not sufficient to finance SPEEDCOM's current and projected working capital requirements. SPEEDCOM believes that it will have to seek additional capital to execute its business plan for 2002. SPEEDCOM will seek additional capital to fund the growth of its business, develop next generation products and to take advantage of opportunities that may arise. This additional capital could come from the sale of common or preferred stock, or from borrowings. There can be no assurance that such financing will be available on acceptable terms, if at all. If SPEEDCOM is unable to secure significant additional financing, SPEEDCOM will have to further downsize its business or explore other alternatives. The financial statements do not include any adjustments that might arise as a result of this uncertainty.

Certain Factors That May Affect Future Results, Financial Condition and Market Price of Securities

If we do not raise additional capital, we will not be able to fulfill our business plan or continue as a going concern.

In order to take advantage of possible opportunities in 2002 and to execute our business plan for 2002 and 2003, we need to raise additional financial capital. This additional capital could come from the sale of common or preferred stock, the exercise of outstanding warrants, from borrowings, customer deposits, or from a strategic transaction such as a merger. If we are unsuccessful in raising that capital we may not have sufficient funding to purchase necessary goods and services to execute our business plan. SPEEDCOM's 2002 and 2003 business plans include next generation products which will have initial lead times for acquiring inventory that are much longer than current ones and that may require deposits upfront. SPEEDCOM will need to raise additional capital to fund these longer lead times for purchasing inventory in order to execute its 2002 and 2003 business plans. If this capital is not obtained, additional changes in SPEEDCOM's cost structure and capital expenditures could be required, such as employee terminations and delays in the introductions of the next generation of products or SPEEDCOM may be unable to continue as a going concern.

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

SPEEDCOM anticipates that expansion will be required to address potential growth in the customer base and market opportunities. Future expansion is expected to place a significant strain on our management, technical, operational, administrative and financial resources. SPEEDCOM will need to effectively manage any expansion, which could divert attention and resources from current operations. The expansion may be inadequate to support future operations. We may be unable to attract, retain, motivate and manage required personnel, including finance, administrative and operations staff, or to successfully identify, manage and exploit existing and potential market opportunities because of inadequate staffing. We may also be unable to manage growth in our multiple relationships with original equipment manufacturers, distributors and other third parties.

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

Our common stock is currently listed on the NASDAQ SmallCap Market. On April 30, 2002, the closing sale price of our common stock was $0.30 per share. We have been warned that certain standards for continued listing on the NASDAQ SmallCap Market have not been met relating to our share price. NASDAQ has issued a warning letter giving a 180 day grace period to SPEEDCOM to regain compliance. Delisting from the NASDAQ SmallCap Market could result in a less liquid market for our common stock than would otherwise exist. As a result, our shares may be more difficult to sell because potentially smaller quantities of shares could be bought and sold, transactions could be delayed and security analyst and news coverage of our company may be reduced. These factors could result in lower prices and larger spreads in the bid and ask prices for our shares.

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

PART II.   OTHER INFORMATION

Item 2.  Recent Sales of Unregistered Securities

During the three months ended March 31, 2002 SPEEDCOM sold the following securities, which were not registered under the Securities Act. The purchases and sales were exempt pursuant to Section 4(2) of the Securities Act (and/or Regulation D promulgated thereunder) as transactions by an issuer not involving a public offering, where the purchasers represented their intention to acquire the securities for investment only, not with a view to distribution, and received or had access to adequate information about the registrant.

     1. 459,219 shares of common stock (January 30, 2002) were issued as part of a repricing agreement. These securities were issued to 3 accredited investors.

In addition, during the three months ended March 31, 2002, a former employee of SPEEDCOM exercised options to purchase 20,000 shares of common stock for $.01 per share. These purchases and sales were exempt pursuant to Rule 701 promulgated under the Securities Act.

Item 4.  Submission of Matters to a Vote of Security Holders

The following proposals are described in the Notice and Proxy Statement filed by SPEEDCOM with the SEC on February 4, 2002:

Proposal 1: To approve SPEEDCOM's issuance of common stock upon the conversion of Series B convertible preferred stock and the exercise of related warrants sold to selected institutional and accredited investors in a private offering.

Proposal 2: To approve an increase in the number of authorized shares of our common stock from 30 million to 60 million shares, in order, among other things, to provide sufficient authorized shares to cover the conversion of the Series B convertible preferred stock and the exercise of the related warrants.

             ---------------------------------------------------------------------------------------
                                             For                Against              Abstained
             ---------------------------------------------------------------------------------------
             Proposal 1                  6,704,934                66,557                 1,353
             ---------------------------------------------------------------------------------------
             Proposal 2                  6,685,782                86,779                    283
             ---------------------------------------------------------------------------------------

The following proposals are described in the Notice and Proxy Statement filed by SPEEDCOM with the SEC on April 19, 2002:

Proposal 1: Election of one Director to the Board

Proposal 2: Approve the appointment of Ernst & Young LLP as SPEEDCOM's independent certified public accountants for the year ended December 31, 2002

Based upon the results of the voting for Proposal 2 and the recommendation of SPEEDCOM's Board of Directors, Proposal 3 was voted upon at the annual meeting of shareholders held on May 6, 2002:

Proposal 3: To approve the appointment of Aidman, Piser & Company as SPEEDCOM's independent certified public accountants for the year ended December 31, 2002

             ---------------------------------------------------------------------------------------
                                             For                Against              Abstained
             ---------------------------------------------------------------------------------------
             Proposal 1                   2,845,370            5,585,750                    --
             ---------------------------------------------------------------------------------------
             Proposal 2                   2,811,405            5,618,515                 1,200
             ---------------------------------------------------------------------------------------
             Proposal 3                   8,431,120                   --                    --
             ---------------------------------------------------------------------------------------


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

               The exhibits in the accompanying Exhibit Index are filed as part of this Quarterly Report on Form 10-QSB.

(b)      Reports on Form 8-K

               Form 8-K was filed on March 15, 2002 regarding the resignation of two Directors and the appointment of two Directors to SPEEDCOM's Board of Directors.

               Form 8-K was filed April 25, 2002 regarding the change in SPEEDCOM's certifying accountant.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPEEDCOM Wireless Corporation

/s/ Michael W. McKinney    Chairman, Chief Executive          May 14, 2002
-----------------------
Michael W. McKinney        Officer and Director

Exhibit Index

Number  Description
3.1(3)   Amended and Restated Certificate of Incorporation of SPEEDCOM Wireless Corporation
3.2(1)   Amended and Restated Bylaws of SPEEDCOM Wireless Corporation
4.8(2)   Warrant No. W-1 to Purchase 146,667 Shares of Common Stock issued to S.A.C. Capital Associates, LLC
4.9(2)   Warrant No. W-2 to Purchase 73,333 Shares of Common Stock issued to SDS Merchant Fund, L.P.
4.10(2)  Warrant No. W-3 to Purchase 220,000 Shares of Common Stock issued to Oscar Private Equity Investments, L.P.
4.11(2)  Warrant No. W-4 to Purchase 73,333 Shares of Common Stock issued to Bruce Sanguinetti
4.12(3)  Purchase Agreement, dated August 23, 2001, by and among SPEEDCOM Wireless Corporation and the  Purchasers, as defined
4.13(3)  Registration Rights Agreement, dated August 23, 2001, by and among SPEEDCOM Wireless Corporation and the Purchasers, as defined
4.14(3)  Form of Series A Warrant of SPEEDCOM Wireless Corporation dated August 23, 2001
4.15(3)  Form of Series B Warrant of SPEEDCOM Wireless Corporation dated August 23, 2001
4.16(3)  Settlement Agreement between SPEEDCOM Wireless Corporation and I.W. Miller Group, Inc. dated June 25, 2001
4.17     Secured Promissory Note dated April 26, 2002 between SPEEDCOM Wireless Corporation and DMG Legacy Fund, LLC
4.18     Secured Promissory Note dated May 7, 2002 between SPEEDCOM Wireless Corporation and DMG Legacy Fund, LLC.
4.19     Secured Promissory Note dated April 26, 2002 between SPEEDCOM Wireless Corporation and DMG Legacy Institutional Fund LLC
4.20     Secured Promissory Note dated May 7, 2002 between SPEEDCOM Wireless Corporation and DMG Legacy Institutional Fund LLC.
4.21     Secured Promissory Note dated April 26, 2002 between SPEEDCOM Wireless Corporation and DMG Legacy International LTD
4.22     Secured Promissory Note dated May 7, 2002 between SPEEDCOM Wireless Corporation and DMG Legacy International LTD
4.23     Letter Loan Agreement dated April 26, 2002
4.24     Security Agreement dated April 26, 2002
4.25     Letter Agreement dated April 26, 2002
4.26     Agreement to Vote Shares dated April 26, 2002
24.1(3)  Powers of Attorney

____________
(1)    Incorporated by reference to the Form 10-QSB filed May 14, 2001.
(2)    Incorporated by reference to the Form 8-K filed July 2, 2001.
(3)    Incorporated by reference to the Form S-3 filed September 18, 2001.