Form 10QSB
period 2002-06-30
SPEEDCOM WIRELESS CORP
filed 2002-08-08
CIK 1014343

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-21061

SPEEDCOM WIRELESS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	58-2044990
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7020 PROFESSIONAL PARKWAY EAST
SARASOTA, FL 34240
(941) 907-2300
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes ☒ No ☐, and (2) has been subject to such filing requirements for the past 90 days Yes ☒ No ☐.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the last practicable date: July 31, 2002 – 10,859,606 common shares, $.001 par value.

Transitional small business disclosure format (check one): Yes  ☐  No  ☒

SPEEDCOM WIRELESS CORPORATION
FORM 10-QSB FOR THE PERIOD ENDED JUNE 30, 2002

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

SPEEDCOM WIRELESS CORPORATION

BALANCE SHEETS

	June 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash	$589,898	$273,614
Restricted cash	—	42,724
Accounts receivable, net of allowances of $171,046 and $213,278 in 2002 and 2001, respectively	690,948	1,883,533
Current portion of leases receivable	413,610	778,030
Inventories, net	1,275,504	1,825,234
Prepaid expenses and other current assets	98,201	146,593

Total current assets	3,068,161	4,949,728
Property and equipment, net	824,044	1,034,558
Leases receivable	7,017	811,103
Note receivable—related party	—	267,126
Other assets, net	112,117	122,104
Intellectual property, net	1,234,531	1,372,937

Total assets	$5,245,870	$8,557,556

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,221,940	$2,455,803
Advance from factor	20,728	298,676
Accrued expenses	1,028,383	1,056,140
Current portion of loans from stockholders	42,763	76,000
Current portion of deferred revenue	30,973	74,911
Current portion of notes and capital leases payable	70,860	33,174

Total current liabilities	2,415,647	3,994,704
Deferred revenue, net of current portion	7,541	13,517
Notes and capital leases payable, net of current portion	24,733	39,254
Loans from stockholders, net of current portion	1,795,000
Stockholders’ equity:
Common stock, $.001 par value, 60,000,000 shares authorized, 10,859,606 and 10,122,113 shares issued and outstanding in 2002 and 2001, respectively	10,859	10,122
Preferred stock, $4.50 stock liquidation value per share, 10,000,000 shares authorized, 3,835,554 and 3,835,554 shares issued and outstanding in 2002 and 2001, respectively	5,455,702	5,455,702
Additional paid-in capital	17,771,153	17,710,477
Accumulated deficit	(22,234,765)	(18,666,220)

Total stockholders’ equity	1,002,949	4,510,081

Total liabilities and stockholders’ equity	$5,245,870	$8,557,556

See accompanying notes.

SPEEDCOM WIRELESS CORPORATION

STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Net revenues	$1,377,072	$4,035,298	$3,294,577	$8,052,573
Cost of goods and services	871,388	2,348,202	1,920,920	4,582,693

Gross margin	505,684	1,687,096	1,373,657	3,469,880
Operating costs and expenses:
Salaries and related	783,811	1,695,971	1,718,563	3,011,377
General and administrative	706,102	1,224,808	1,392,524	2,075,790
Selling expenses	179,582	431,356	432,590	950,078
Provision for bad debt	37,631	185,400	359,032	187,074
Depreciation and amortization	176,170	152,197	352,093	259,397
Severance costs	554,815	—	554,815	—

	2,438,111	3,689,732	4,809,617	6,483,716

Loss from operations	(1,932,427)	(2,002,636)	(3,435,960)	(3,013,836)
Other (expense) income:
Interest expense, net	(66,540)	(1,500,573)	(92,631)	(1,661,339)
Other (expense) income, net	(37,458)	3,406	(39,954)	5,819

	(103,998)	(1,497,167)	(132,585)	(1,655,520)

Net loss before extraordinary items	(2,036,425)	(3,499,803)	(3,568,545)	(4,669,356)
Extraordinary loss from early extinguishment of debt	—	(1,409,361)	—	(1,409,361)

Net loss	$(2,036,425)	$(4,909,164)	$(3,568,545)	$(6,078,717)

Net loss before extraordinary items per common share:
Basic and diluted	$(0.19)	$(0.37)	$(0.34)	$(0.49)

Net loss per common share:
Basic and diluted	$(0.19)	$(0.52)	$(0.34)	$(0.64)

Shares used in computing basic and diluted net loss before extraordinary items per common share and net loss per common share	10,627,361	9,497,426	10,538,084	9,450,350

See accompanying notes.

SPEEDCOM WIRELESS CORPORATION

STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2002	2001
Operating activities
Net loss	$(3,568,545)	$(6,078,717)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	352,093	259,397
Provision for bad debt	359,032	187,074
Write off of note receivable—related party	274,965	—
Provision for inventory obsolescence	143,582	14,768
Common stock issued for services	97,359	206,450
Amortization of original issue discount	—	1,166,456
Extraordinary charge for early extinguishment of debt	—	1,409,361
Changes in operating assets and liabilities:
Restricted cash	42,724	—
Accounts receivable	1,494,611	(1,617,297)
Leases receivable	768,131	(179,222)
Inventories	406,148	1,016,394
Prepaid expenses and other current assets	48,392	134,739
Intellectual property	—	(360,000)
Other assets	9,987	(22,051)
Accounts payable and accrued expenses	(1,447,022)	(165,641)
Deferred revenue	(49,914)	(23,116)

Net cash used in operating activities	(1,068,457)	(4,051,405)
Investing activities
Purchases of equipment	(5,568)	(401,962)
Disposals of equipment	2,395	—

Net cash used in investing activities	(3,173)	(401,962)
Financing activities
Net payments to factor	(277,948)	—
Proceeds from sale of common stock and warrants	200	3,731
Proceeds from loans and warrants issued to stockholders	1,795,000	6,560,000
(Payments of) proceeds from notes and capital leases	(51,738)	12,206
Payments of loans from stockholders	(77,600)	(2,260,380)

Net cash provided by financing activities	1,387,914	4,315,557

Net increase (decrease) in cash	316,284	(137,810)
Cash at beginning of period	273,614	227,066

Cash at end of period	$589,898	$89,256

See accompanying notes.

SPEEDCOM WIRELESS CORPORATION

STATEMENTS OF CASH FLOWS (Continued)
(unaudited)

	Six Months Ended June 30,
	2002	2001
Supplemental disclosure of noncash activities
Conversion of accounts receivable to lease receivable	—	$1,333,000
Conversion of accounts payable to notes payable	$74,903	$558,442
Conversion of accounts payable to redeemable preferred stock	—	$25,000
Conversion of accounts payable to loans from stockholders	$44,363	—
Common stock issued for services	$97,359	$206,450
Common stock issued for intellectual property	—	$972,500
Conversion of debt to common stock	—	$40,000
Conversion of debt to redeemable preferred stock	—	$1,146,444

See accompanying notes.

SPEEDCOM WIRELESS CORPORATION

NOTES TO FINANCIAL STATEMENTS
June 30, 2002
(unaudited)

1.    Business

SPEEDCOM Wireless Corporation (SPEEDCOM) was incorporated in Florida on March 16, 1994 and reincorporated in Delaware on September 26, 2000. SPEEDCOM manufactures and installs custom broadband wireless networking equipment for business and residential customers internationally. Through its Wave Wireless Networking division, SPEEDCOM manufactures a variety of broadband wireless products, including the SPEEDLAN family of wireless Ethernet bridges and routers. Internet service providers, telephone company operators and private organizations in over 60 countries use SPEEDCOM products to provide “last-mile” wireless connectivity between multiple buildings at speeds up to 155 Megabits per second and distances up to 25 miles.

2.    Basis of Presentation

The accompanying financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. The accompanying financial statements should be read in conjunction with SPEEDCOM’s annual financial statements and notes thereto included in SPEEDCOM’s Form 10-KSB.

In the opinion of management, the financial statements reflect all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for those periods presented. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

3.    Liquidity and Management’s Plans

Projected cash flows from SPEEDCOM’s current operations are not sufficient to finance SPEEDCOM’s current and projected working capital requirements. SPEEDCOM will have to obtain additional capital to execute its business plan for 2002. In April 2002, SPEEDCOM borrowed $750,000 from three institutional investors, which was used for current operations. In May 2002, SPEEDCOM borrowed an additional $250,000 from three institutional investors, which was used for current operations. In June 2002, SPEEDCOM borrowed an additional $795,000 from three institutional investors, which was used for current operations. SPEEDCOM will seek additional capital to fund the growth of its business, develop next generation products and to take advantage of opportunities that may arise. This additional capital could come from the sale of common or preferred stock, or from additional borrowings. There can be no assurance that such financing will be available on acceptable terms, if at all. If SPEEDCOM is unable to secure significant additional financing, SPEEDCOM will have to further downsize its business or

SPEEDCOM WIRELESS CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

explore other alternatives. The financial statements do not include any adjustments that might arise as a result of this uncertainty.

4.    Inventories

A summary of inventories at June 30, 2002 and December 31, 2001 is as follows:

	2002	2001
	(unaudited)
Component parts	$514,807	$596,985
Completed assemblies	760,697	1,081,568
Completed assemblies consigned to others	—	146,681

	$1,275,504	$1,825,234

5.    Intellectual Property

A summary of intellectual property at June 30, 2002 and December 31, 2001 is as follows:

	2002	2001
	(unaudited)
Intellectual property	$1,599,500	$1,599,500
Less accumulated amortization	(364,969)	(226,563)

	$1,234,531	$1,372,937

In January 2001, SPEEDCOM acquired worldwide rights for six years to PacketHop™, a wireless routing software developed by SRI International (SRI). Under the terms of the agreement, SPEEDCOM obtains rights to SRI’s PacketHop™ technology in the fixed wireless infrastructure market for the primary frequencies below 6 GHz. Per the agreement, SRI received a total of 325,000 shares of common stock of SPEEDCOM that was issued in four traunches. Each traunch was measured on the specific date that the stock was issued on. As of June 30, 2002, the value of these shares at the date of grant less amortization is classified in Intellectual property on the balance sheet. SPEEDCOM also has paid $360,000 in cash, included in Intellectual property on the balance sheet, which is being amortized over six years. Per the terms of the agreement, SRI may terminate the exclusive period (18 months) by providing written notice of such termination unless by such time SPEEDCOM has successfully closed a liquid event where SRI had the opportunity to obtain net proceeds of at least $5,000,000. Due to the fact that such an event has not occurred, it is expected that SPEEDCOM will lose its exclusive rights to PacketHop™ in July 2002, but will retain its perpetual license agreement. SPEEDCOM has evaluated this long-lived asset for impairment by comparing the undiscounted expected future cash flows to its carrying amount. The undiscounted expected future cash flows are more than the carrying value of the asset, so an impairment loss has not been recognized.

6.    Accrued Expenses

A summary of accrued expenses at June 30, 2002 and December 31, 2001 is as follows:

SPEEDCOM WIRELESS CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

	2002	2001
	(unaudited)
Accrued payroll	$177,486	$170,419
Accrued commissions	26,326	71,179
Severance costs	417,500	256,826
Registration statement late filing fee	163,970	163,970
Other	243,101	393,746

	$1,028,383	$1,056,140

7.    Related Party Transactions

Note Receivable-Related Party

During 2001, SPEEDCOM sold its InstallGuys division to SPEEDCOM’s former Chief Executive Officer. In return, SPEEDCOM received two 6% secured promissory notes totaling $211,295. In October 2001, SPEEDCOM loaned InstallGuys an additional $50,000 at 6% interest. The notes and interest are due in August 2004. As a stipulation to the separation agreement between SPEEDCOM and its former Chief Executive Officer, SPEEDCOM will forgive all indebtedness owed by InstallGuys, provided that the terms of the separation agreement are complied with through May 31, 2003. Consequently, SPEEDCOM has charged the notes receivable to severance expense in June 2002.

Loans from Stockholders

In April 2002, SPEEDCOM borrowed $750,000 from three institutional investors. In May 2002, SPEEDCOM borrowed an additional $250,000 from three institutional investors. The loans bear an interest rate of 15% and are payable at the earlier of (i) ninety days following the execution of a definitive agreement with respect to a bona fide merger, stock sale or sale of all or substantially all of the SPEEDCOM’s assets or (ii) July 31, 2002. The July 31, 2002 maturity date was extended to December 31, 2003 in June 2002. As a stipulation to these loans, the term of all outstanding Series B Warrants of SPEEDCOM dated August 23, 2001 was extended to July 31, 2002.

In June 2002, SPEEDCOM borrowed $795,000 from three institutional investors. The loan bears an interest rate of 15% and is payable December 31, 2003, subject to an extension. As a stipulation to this loan, the term of all outstanding Series B Warrants of SPEEDCOM dated August 23, 2001 was extended to October 14, 2002.

SPEEDCOM borrowed and issued an 18% $50,000 promissory note to SPEEDCOM’s Vice President of Sales in December 2001. The note is due August 16, 2002 and is secured by property of SPEEDCOM. During the six months ended June 30, 2002, $35,000 of this loan was repaid. During July 2002, an additional $4,000 of this loan was repaid.

SPEEDCOM also borrowed and issued an 18% $106,000 promissory note to an investor in December 2001 that was due December 28, 2001. SPEEDCOM paid $80,000 of this note in

SPEEDCOM WIRELESS CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 2001. In January 2002, SPEEDCOM paid the remaining $26,000 balance on the note and accrued interest.

In March 2002, SPEEDCOM issued three promissory notes to each of SPEEDCOM’s outside Board members for $14,738, $13,875 and $15,750, respectively. Each note bears an interest rate of 14% and carries an additional 2% penalty on outstanding principle not paid by April 15, 2002. $16,600 of these notes has been paid as of June 30, 2002. The remaining principle of the notes, interest and penalties has not been repaid.

In June 2001, SPEEDCOM borrowed and issued a $250,000 promissory note to the Company’s former President. The note had an interest rate of 10% and was payable in April 2002. The Company concurrently granted a total of 73,333 warrants with a $3.25 strike price in connection with this note. The proportionate fair value of the warrants amounted to $92,500 and was recorded as an addition to paid-in capital and as an original issue discount reducing the carrying value of the note. On June 29, 2001, this loan was converted to 111,667 shares of preferred stock, 83,751 Series A Warrants and 111,667 Series B Warrants. The Series A Warrants were valued at $169,177. The Series B Warrants vested contingent upon certain performance factors and were valued at $54,717. The difference in the carrying value on the promissory note as compared to the combined fair value of the warrants and preferred stock was recorded as an extraordinary loss from the early extinguishment of debt.

In June 2001, SPEEDCOM borrowed $1,500,000 from three institutional investors. The loan had an interest rate of 10% and was payable in April 2002. The Company concurrently granted a total of 440,000 warrants with a $3.25 strike price in connection with this loan. The proportionate fair value of the warrants amounted to $555,000 and was recorded as an addition to paid-in capital and as an original issue discount reducing the carrying value of the loan. On June 29, 2001, $550,000 of this loan was converted to 245,667 shares of preferred stock, 184,251 Series A Warrants and 245,667 Series B Warrants. The Series A Warrants were valued at $372,187. The Series B Warrants vested contingent upon certain performance factors and were valued at $120,377. The difference in the carrying value related to the converted portion of this loan as compared to the combined fair value of the warrants and preferred stock was recorded as an extraordinary loss from the early extinguishment of debt.

SPEEDCOM recorded a loss from the early extinguishment of debt related to the conversions discussed above. When the nonconvertible loans originated, value was allocated to the warrants based on the Black-Scholes pricing model. This value was being amortized over the maturity of the loan. When the loan was converted to preferred stock, Series A Warrants and Series B Warrants, the carrying value less the fair value of the warrants and preferred stock was immediately expensed to loss from the early extinguishment of debt.

8.    Notes and Capital Leases Payable

A summary of notes and capital leases payable at June 30, 2002 and December 31, 2001 is as follows:

SPEEDCOM WIRELESS CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

	2002	2001
	(unaudited)
8% automobile loan payable in monthly installments, secured by equipment	$2,755	$5,057
12% convertible note	40,000	—
Capital lease obligations	52,838	67,371

	95,593	72,428
Less current portion	(70,860)	(33,174)

	$24,733	$39,254

In January 2002, SPEEDCOM entered into a financial relations and consultant contract whereby the consultant will receive each month a $10,000 convertible note with a 12% coupon rate. The notes are convertible at any time at $1.125 per share. As of June 30, 2002, the note holders possess rights to convert the notes to 45,000 shares of restricted common stock. This contract was cancelled in May 2002.

9.    Stockholders’ Equity

Common Stock

In January 2002, 459,219 shares were issued as a result of a repricing provision that applied to 83,000 shares of common stock issued on October 30, 2000 for a price of $7.35 per share, or a total of $610,050. Additional shares were issued based on a reset price, which is the weighted average closing price of SPEEDCOM common stock for the first ten trading days of January 2002; provided that the reset price is not less than $1.1251 or more than $1.19. Because the average price of SPEEDCOM’s common stock during the first ten trading days of 2002 was below the $1.1251 reset floor, the total number of shares, as adjusted after repricing, was determined by dividing $610,050 by such floor.

Also in January 2002, 20,000 $0.01 options were exercised for 20,000 shares of common stock.

In June 2002, 258,274 Series B Warrants were exercised for 258,274 shares of common stock.

Employee Stock-Based Compensation

In February 2002, SPEEDCOM issued stock options to employees for the purchase of 750,100 common shares at $0.60 per share. The Company recorded $67,500 in stock-based compensation expense in relation to these options during the six months ended June 30, 2002. These options vest upon the achievement during 2002 of certain revenue milestones or in full one year from the issuance. The revenue milestone had not been met as of June 30, 2002. These options vest upon a change of control transaction with the ability to exercise the options for up to one year after vesting. Upon a change of control and if the one year performance period has not expired, the employee may surrender the performance options for cash payment at the calculated change of control common share transaction value for payment within 30 days by the surviving company.

SPEEDCOM WIRELESS CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

In June 2002, SPEECOM issued stock options to its former Chief Executive Officer for the purchase of 500,000 common shares at $0.20 per share. The stock options have a term of 40 months. In connection with this issuance of options, SPEEDCOM recognized severance costs of $29,850 during the three and six months ended June 30, 2002.

Preferred Stock

Each share of preferred stock issued in August 2001 is convertible at any time into 2.25 shares of common stock, subject to anti-dilution protection, and will accrue dividends, beginning August 23, 2003, to be paid upon conversion at the rate of 14% per year times the $3.38 per share liquidation preference. The liquidation preference increased from $2.25 to $3.38 ($4.50 if paid in stock) because a change of control agreement was not announced by February 23, 2002 and closed by April 23, 2002.

10.    Customer Concentrations

Although SPEEDCOM serves a large and varied group of customers, one customer accounted for 11% of SPEEDCOM’s revenue for the six months ended June 30, 2002. No customer accounted for more than 10% of SPEEDCOM’s revenue for the three months ended June 30, 2002. One customer accounted for 12% of SPEEDCOM’s revenue for the six months ended June 30, 2001 and two customers accounted for 28% of SPEEDCOM’s revenue for the three months ended June 30, 2001. In addition, two customers accounted for 25% of SPEEDCOM’s gross accounts receivable as of June 30, 2002 and two customers accounted for 21% of SPEEDCOM’s gross accounts receivable as of June 30, 2001. SPEEDCOM intends to continue to attempt to diversify and expand its customer base with its current limited resources and maintain overhead costs at low levels.

11.    Lease Restructuring

During the six months ended June 30, 2002, SPEEDCOM converted two of its leases receivable, recorded at approximately $1,290,000, into a new lease receivable with approximately $336,000 due immediately, five payments of $50,000 due over a five month period and a balloon payment of approximately $328,000 due in August 2002. As a result of this restructuring of the leases, SPEEDCOM recorded a provision for bad debt of approximately $395,000 for the six months ending June 30, 2002.

12.    Severance Costs

In the second quarter of 2002, SPEEDCOM recorded severance costs of $554,815 in accordance with the separation agreement between SPEEDCOM and its former Chief Executive Officer. The costs include severance pay and other employee benefits, including amounts to be paid over future periods and the write off of notes receivable.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion in this document contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, such as statements concerning growth and future operating results; developments in markets and strategic focus; new products and services and product technologies and future economic, business and regulatory conditions. Such forward-looking statements are generally accompanied by the words such as “plan”, “estimate”, “expect”, “believe”, “should”, “would”, “could”, “anticipate”, “may” and other words that convey uncertainty of future events or outcomes. These forward-looking statements and other statements made elsewhere in this report are made in reliance on the Private Securities Litigation Reform Act of 1995. The section below entitled “Certain Factors That May Affect Future Results, Financial Condition and Market Price of Securities” sets forth material factors that could cause actual results to differ materially from these statements.

Overview

SPEEDCOM is a multi-national company based in Sarasota, Florida. SPEEDCOM employs approximately 60 people. Through its Wave Wireless Networking division, SPEEDCOM manufactures a variety of broadband wireless products, including its SPEEDLAN family of wireless ethernet bridges and routers. Internet service providers, telephone company operators and private organizations in more than 60 countries use SPEEDCOM products to provide “last-mile” wireless connectivity between multiple buildings at speeds up to 155 Megabits per second and distances up to 25 miles.

Results of Operations

The following table sets forth the percentage of net revenues represented by certain items in SPEEDCOM’s Statements of Operations for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net revenues	100%	100%	100%	100%
Cost of goods and services	63%	58%	58%	57%

Gross margin	37%	42%	42%	43%
Operating costs and expenses:
Salaries and related	57%	42%	52%	37%
General and administrative	51%	30%	42%	26%
Selling expenses	13%	11%	13%	12%
Provision for bad debt	3%	5%	11%	2%
Depreciation and amortization	13%	4%	11%	3%
Severance costs	40%	0%	17%	0%

	177%	92%	146%	80%

Loss from operations	(140)%	(50)%	(104)%	(37)%
Other (expense) income:
Interest expense, net	(5)%	(37)%	(3)%	(21)%
Other (expense) income, net	(3)%	0%	(1)%	0%

	(8)%	(37)%	(4)%	(21)%
Net loss before extraordinary items	(148)%	(87)%	(108)%	(58)%
Extraordinary loss from early extinguishment of debt	0%	(35)%	0%	(18)%

Net loss	(148)%	(122)%	(108)%	(76)%

Six Months Ended June 30, 2002 and June 30, 2001

Net revenues decreased 59% from approximately $8,053,000 in the six months ended June 30, 2001 to approximately $3,295,000 in the six months ended June 30, 2002. This decrease was due to unexpected delays in spending decisions by both potential and current customers during the first and second quarters. This factor, combined with the challenging economic environment in both the United States and overseas, contributed to disappointing results. SPEEDCOM believes that new product introductions, a unique focus on offering a complete spectrum of fixed wireless products and its strength in key international markets will enable SPEEDCOM to endure these difficult economic times. Cost of goods and services decreased 58% from approximately $4,583,000 for the six months ended June 30, 2001 to approximately $1,921,000 for the six months ended June 30, 2002, due primarily to decreases in SPEEDCOM’s revenues. Revenues from customers in foreign geographic areas increased to 52% of revenues for the six months ended June 30, 2002 as compared to 45% of revenues the six months ended June 30, 2001. The percentage of sales that are from international customers is expected to increase slightly during the year ended December 31, 2002.

Salaries and related, general and administrative and selling expenses decreased by 41% from approximately $6,037,000 for the six months ended June 30, 2001 to approximately $3,544,000 for the six months ended June 30, 2002. This decrease was primarily due to a decrease in salaries and related expenses of approximately $1,293,000 related to decreased average headcount, a decrease in general and administrative expenses of approximately $683,000 related to reduced spending on travel and consultancy fees, partially offset by increases in rent expense, and a decrease in selling expenses of approximately $518,000 related primarily to reduced trade show participation.

During the six months ended June 30, 2002, SPEEDCOM converted two of its leases receivable, recorded at approximately $1,290,000, into a new lease receivable with approximately $336,000 due immediately, five payments of $50,000 due over a five month period and a balloon payment of approximately $328,000 due in August 2002. As a result of this restructuring of the leases, SPEEDCOM recorded a provision for bad debt of approximately $395,000 for the six months ending June 30, 2002.

During 2001, SPEEDCOM sold its InstallGuys division to SPEEDCOM’s former Chief Executive Officer. In return, SPEEDCOM received two 6% secured promissory notes totaling $211,295. In October, SPEEDCOM loaned InstallGuys an additional $50,000 at 6% interest. The notes and interest are due in August 2004. As a stipulation to the separation agreement between SPEEDCOM and its former Chief Executive Officer, SPEEDCOM will forgive all indebtedness owed by InstallGuys, provided that the terms of the separation agreement are complied with through May 31, 2003. Consequently, SPEEDCOM has charged the notes receivable to severance expense in June 2002.

Net interest expense decreased from approximately $1,661,000 for the six months ended June 30, 2001 to approximately $93,000 for the six months ended June 30, 2002. This decrease was due to the addition of notes payable and loans from stockholders during the fourth quarter of 2000 and the first and second quarters of 2001 that were converted to preferred stock during 2001.

Net loss decreased 41% from approximately $6,079,000, or $.64 per share, in the six months ended June 30, 2001 to approximately $3,569,000, or $.34 per share, in the six months ended June 30, 2002, as a result of the foregoing factors.

Three Months Ended June 30, 2002 and June 30, 2001

Net revenues decreased 66% from approximately $4,035,000 in the three months ended June 30, 2001 to approximately $1,377,000 in the three months ended June 30, 2002. This decrease was due to unexpected delays in spending decisions by both potential and current customers during the second quarter. This factor, combined with the challenging economic environment in both the United States and overseas, contributed to disappointing results. SPEEDCOM believes that new product introductions, a unique focus on offering a complete spectrum of fixed wireless products and its strength in key international markets will enable SPEEDCOM to endure these difficult economic times. Cost of goods and services decreased 63% from approximately $2,348,000 for the three months ended June 30, 2001 to approximately $871,000 for the three months ended June 30, 2002, due primarily to decreases in SPEEDCOM’s revenues. Revenues from customers in foreign geographic areas decreased to 38% of revenues for the three months ended June 30, 2002 as compared to 55% of revenues the three months ended June 30, 2001. The percentage of sales that are from international customers is expected to increase slightly during the year ended December 31, 2002.

Salaries and related, general and administrative and selling expenses decreased by 50% from approximately $3,352,000 for the three months ended June 30, 2001 to approximately $1,669,000 for the three months ended June 30, 2002. This decrease was primarily due to a decrease in salaries and related expenses of approximately $912,000 related to decreased average headcount, a decrease in general and administrative expenses of approximately $519,000 related to reduced spending on travel and consultancy fees, partially offset by increases in rent expense, and a decrease in selling expenses of approximately $252,000 related primarily to reduced trade show participation.

During 2001, SPEEDCOM sold its InstallGuys division to SPEEDCOM’s former Chief Executive Officer. In return, SPEEDCOM received two 6% secured promissory notes totaling $211,295. In October, SPEEDCOM loaned InstallGuys an additional $50,000 at 6% interest. The notes and interest are due in August 2004. As a stipulation to the separation agreement between SPEEDCOM and its former Chief Executive Officer, SPEEDCOM will forgive all indebtedness owed by InstallGuys, provided that the terms of the separation agreement are complied with through May 31, 2003. Consequently, SPEEDCOM has charged the notes receivable to severance expense in June 2002.

Net interest expense decreased from approximately $1,501,000 for the three months ended June 30, 2001 to approximately $67,000 for the three months ended June 30, 2002. This decrease was due to the addition of notes payable and loans from stockholders during the fourth quarter of 2000 and the first and second quarters of 2001 that were converted to preferred stock during 2001.

Net loss decreased 59% from approximately $4,909,000, or $.52 per share, in the three months ended June 30, 2001 to approximately $2,036,000, or $.19 per share, in the three months ended June 30, 2002, as a result of the foregoing factors.

Taxes

At June 30, 2002, SPEEDCOM had net operating loss carryforwards (NOLs) for federal income tax purposes of approximately $11,500,000. The NOLs expire at various dates through the year 2021. Utilization of SPEEDCOM’s net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such annual limitation could result in the expiration of the net operating loss before utilization.

Liquidity and Capital Resources

During the six months ended June 30, 2002, SPEEDCOM used approximately $1,068,000 of cash for operating activities. This was primarily due to SPEEDCOM’s net loss for the period and decreases in accounts payable and accrued expenses partially offset by decreases in accounts receivable, leases receivable and inventory. SPEEDCOM purchased approximately $6,000 of fixed assets during the six months ending June 30, 2002 as compared to approximately $402,000 during the same period in 2001. SPEEDCOM does not have any material commitments for capital expenditures in the future. SPEEDCOM received approximately $1,388,000 from its financing activities primarily through proceeds from shareholder loans partially offset by payments to factored accounts receivable. As of June 30, 2002, SPEEDCOM had cash of approximately $590,000.

In April 2002, SPEEDCOM borrowed $750,000 from three institutional investors, which was used for current operations. In May 2002, SPEEDCOM borrowed an additional $250,000 from three institutional investors, which was used for current operations. The loans bear an interest rate of 15% and are payable at the earlier of (i) ninety days following the execution of a definitive agreement with respect to a bona fide merger, stock sale or sale of all or substantially all of SPEEDCOM’s assets or (ii) July 31, 2002. The maturity date was extended to December 31, 2003 in June 2002. As a stipulation to these loans, the term of all outstanding Series B Warrants of SPEEDCOM dated August 23, 2001 was extended to July 31, 2002.

In June 2002, SPEEDCOM borrowed $795,000 from three institutional investors. The loan bears an interest rate of 15% and is payable December 31, 2003, subject to an extension. As a stipulation to this loan, the term of all outstanding Series B Warrants of SPEEDCOM dated August 23, 2001 was extended to October 14, 2002.

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

Projected cash flows from SPEEDCOM’s current operations are not sufficient to finance SPEEDCOM’s current and projected working capital requirements. SPEEDCOM believes that it will have to seek additional capital to execute its business plan for 2002. SPEEDCOM will seek additional capital to fund the growth of its business, develop next generation products and to take advantage of opportunities that may arise. This additional capital could come from the sale of common or preferred stock, or from borrowings. There can be no assurance that such financing will be available on acceptable terms, if at all. If SPEEDCOM is unable to secure significant additional financing, SPEEDCOM will have to further downsize its business or explore other alternatives. The financial statements do not include any adjustments that might arise as a result of this uncertainty.

Certain Factors That May Affect Future Results, Financial Condition and Market Price of Securities

If we do not raise additional capital, we will not be able to fulfill our business plan or continue as a going concern.

In order to take advantage of possible opportunities in 2002 and to execute our business plan for 2002 and 2003, we need to raise additional financial capital. This additional capital could come from the sale of common or preferred stock, the exercise of outstanding warrants, from borrowings, customer deposits, or from a strategic transaction such as a merger. If we are unsuccessful in raising that capital we may not have sufficient funding to purchase necessary goods and services to execute our business plan. SPEEDCOM’s 2002 and 2003 business plans include next generation products which will have initial lead times for acquiring inventory that are much longer than current ones and that may require deposits upfront. SPEEDCOM will need to raise additional capital to fund these longer lead times for purchasing inventory in order to execute its 2002 and 2003 business plans. If this capital is not obtained, additional changes in SPEEDCOM’s cost structure and capital expenditures could be required, such as employee terminations and delays in the introductions of the next generation of products or SPEEDCOM may be unable to continue as a going concern.

We may not be able to compete successfully in the fixed wireless broadband market in view of rapid technological change and the resources required to deal with technological change.

The markets for our products and the technologies utilized in the industry in which we operate evolve rapidly and depend on key technologies, including wireless local area networks, wireless packet data, modem and radio technologies. SPEEDCOM is developing a series of next generation products, which incorporates the PacketHop™ licensed technology from SRI. Delays in developing these products could have a negative effect on our future competitiveness as the industry is constantly changing as new technologies are developed.

The fixed wireless broadband market is at an early stage of development and is rapidly evolving. As is typical for a new and rapidly evolving industry, demand and market acceptance for recently introduced wireless networking products and services are subject to a high level of uncertainty. Market acceptance of particular products cannot be predicted; however, it is likely that new products will not be generally accepted unless they operate at higher speeds and are sold at lower prices. While the number of businesses recognizing the value of wireless solutions is increasing, we do not know whether sufficient demand for our products will emerge and become sustainable. Prospects must be evaluated due to the risks encountered by a company in the early stages of marketing new products or services, particularly in light of the uncertainties relating to the new and evolving markets in which we operate. There can be no assurance that we will succeed in addressing any or all of these risks, and the failure to do so would reduce demand for SPEEDCOM’s products.

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

Major changes could render products and technologies obsolete or subject to intense competition from alternative products or technologies or by improvements in existing products or technologies. For example, Internet access and wireless local loop equipment markets may stop growing, whether as a result of the development of alternative technologies, such as fiber optic, coaxial cable or satellite systems. Also, new or enhanced products developed by other companies may be technologically incompatible with SPEEDCOM’s products and render our products obsolete.

Many of SPEEDCOM’s current and potential competitors have significantly greater financial, marketing, technical and other resources and, as a result, may be able to respond more quickly to new or emerging technologies or standards and to changes in customer requirements, or to devote greater resources to the development, promotion and sale of products or to deliver competitive products at a lower end user price. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of SPEEDCOM’s existing and prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition could result in price reductions, reduced operating margins and loss of market share by SPEEDCOM.

SPEEDCOM’s reliance on limited sources of wireless and computer components could result in delayed product shipment and higher costs and could damage customer relationships.

Many of the key hardware and software components necessary for the assembly of SPEEDCOM’s products are only available from a single supplier or from a limited number of suppliers. Our reliance on sole or limited source suppliers involves several risks, including:

•	suppliers could increase component prices significantly, without advance notice;

•
suppliers could discontinue or delay delivery of product components for reasons such as inventory shortages, new product offerings, increased cost of materials, destruction of manufacturing facilities, labor disputes and bankruptcy; and

•	in order to compensate for potential component shortages or discontinuance, in the future we may hold more inventory than is immediately required, resulting in increased inventory costs.

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

To increase revenues, we believe that we must increase the number of our distribution partners. Management’s strategy includes an effort to reach a greater number of end users through indirect channels. SPEEDCOM is currently investing, and plans to continue to invest, significant resources to develop these indirect channels. These efforts may not generate the revenues necessary to offset such investments. We will be dependent upon the acceptance of our products by distributors and their active marketing and sales efforts relating to our products. The distributors to whom we sell products are independent and are not obligated to deal with SPEEDCOM exclusively. Because SPEEDCOM does not generally fulfill orders by end users of its products sold through distributors, SPEEDCOM will be dependent upon the ability of distributors to accurately forecast demand and maintain appropriate levels of inventory. Management expects that SPEEDCOM’s distributors will also sell competing products. These distributors may not continue, or may not give a high priority to, marketing and supporting our products. This and other channel conflicts could result in diminished sales through the indirect channels. Additionally, because lower prices are typically charged on sales made through indirect channels, increased indirect sales could adversely affect the average selling prices and result in lower gross margins.

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

•	difficulties of staffing and managing foreign operations due to time differences, language barriers and staffing constraints in the foreign sales offices;

•	longer customer payment cycles and greater difficulties in collecting accounts receivable increase the amount of time that we have to fund our purchase of the inventory sold;

•	unexpected changes in regulatory requirements, exchange rates, trading policies, tariffs and other barriers could increase our costs;

•	uncertainties of laws and enforcement relating to the protection of intellectual property could allow competitors to infringe on our technology;

•	limits on the ability to sue and enforce a judgment for accounts receivable increase the risk of bad debt expense;

•	potential adverse tax consequences could create additional expense; and

•	political and economic instability in certain foreign countries could limit our sales in those regions.

SPEEDCOM has a history of losses and may never achieve or sustain profitability.

SPEEDCOM has incurred significant losses since its inception, and expects to continue to incur net losses through at least 2002. SPEEDCOM intends to increase its operating expenses, however revenues may not grow or even continue at their current level. If revenues do not rapidly increase or if expenses increase at a greater pace than revenues, SPEEDCOM will never become profitable.

Our common stock price is volatile.

Our stock and the NASDAQ stock market in general have experienced significant price and volume fluctuations in recent months and the market prices of technology companies have been highly volatile. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against that company. Such litigation could result in substantial costs and diversion of management’s attention.

If our common stock is delisted from the NASDAQ SmallCap Market, it may be more difficult to sell shares of our common stock.

Our common stock is currently listed on the NASDAQ SmallCap Market. On July 31, 2002, the closing sale price of our common stock was $0.12 per share. We have been warned that certain standards for continued listing on the NASDAQ SmallCap Market have not been met relating to our share price. On February 14, 2002, NASDAQ issued a warning letter giving a 180 day grace period to SPEEDCOM to regain compliance. Delisting from the NASDAQ SmallCap Market could result in a less liquid market for our common stock than would otherwise exist. As a result, our shares may be more difficult to sell because potentially smaller quantities of shares could be bought and sold, transactions could be delayed and security analyst and news coverage of our company may be reduced. These factors could result in lower prices and larger spreads in the bid and ask prices for our shares.

We are obligated to issue a substantial number of shares of our common stock upon conversion of preferred stock and exercise of warrants that are outstanding.

If the preferred stock securityholders elect to convert their preferred stock and exercise their warrants in order to sell the underlying shares of common stock, it will substantially increase the number of SPEEDCOM’s shares of common stock outstanding. The exercise or conversion of a substantial number of SPEEDCOM’s convertible securities may depress the market price of the common stock and will decrease the relative voting power of existing common stock securityholders. Should a significant number of SPEEDCOM’s convertible securities be exercised or converted, the resulting increase in the amount of the common stock in the public market could have a substantial dilutive effect on SPEEDCOM’s outstanding common stock. Public resales of our common stock following the exercise or conversion of the securities may depress the prevailing market price of our common stock.

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

SPEEDCOM has no experience in large-scale manufacturing. If our customers were to place orders substantially greater than current levels, SPEEDCOM’s present manufacturing abilities may not be adequate to meet such demand. There can be no assurance that we will be able to contract additional manufacturing personnel on a timely basis.

Our concentrated ownership structure means that our two controlling common shareholders can control the outcome of any shareholder vote.

Michael W. McKinney and Barbara McKinney currently control a majority of SPEEDCOM’s common stock. Therefore, certain corporate actions, which the Board of Directors may deem advisable for the shareholders of SPEEDCOM as a whole, may not be approved by the common shareholders if submitted to a vote, unless Michael W. McKinney and Barbara McKinney approve the action.

SPEEDCOM is subject to extensive and unpredictable government regulation, which could make our products obsolete, raise our development costs and create opportunities for other competitors.

SPEEDCOM is subject to various FCC rules and regulations in the United States and to other government regulations abroad. There can be no assurance that new FCC regulations will not be promulgated or that existing regulations outside of the United States would not adversely affect international marketing of SPEEDCOM’s products.

Regulatory changes, including changes in the allocation of available frequency spectrum, could significantly impact operations by restricting development efforts, rendering current products obsolete or increasing the opportunity for additional competition. In September 1993 and in February 1995, the FCC allocated additional spectrum for personal communications services. In January 1997, the FCC authorized 300 MHz of additional unlicensed frequencies in the 5 Gigahertz frequency range. In 2000, the FCC modified the rules for “frequency hopping spread spectrum” radios to allow greater power utilization in certain circumstances. These changes in the allocation of available frequency spectrum could create opportunities for other wireless networking products and services or shift the competitive balance between SPEEDCOM and its competitors.

PART II.    OTHER INFORMATION

Item 2.     Recent Sales of Unregistered Securities

During the three months ended June 30, 2002 SPEEDCOM sold the following securities, which were not registered under the Securities Act. The purchases and sales were exempt pursuant to Section 4(2) of the Securities Act (and/or Regulation D promulgated thereunder) as transactions by an issuer not involving a public offering, where the purchasers represented their intention to acquire the securities for investment only, not with a view to distribution, and received or had access to adequate information about the registrant.

1.    Options to purchase 500,000 shares of common stock having a term of 40 months and an exercise price of $0.20 were issued (June 10, 2002) to SPEEDCOM’s former Chief Executive Officer.

These purchases and sales were exempt pursuant to Rule 701 promulgated under the Securities Act.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

The exhibits in the accompanying Exhibit Index are filed as part of this Quarterly Report on Form 10-QSB.

(b)  Reports on Form 8-K

None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPEEDCOM WIRELESS CORPORATION

/s/ MICHAEL STERNBERG Michael Sternberg	Chief Executive Officer and Director	August 8, 2002

Exhibit Index

Number	Description

3.1(3)	Amended and Restated Certificate of Incorporation of SPEEDCOM Wireless Corporation

3.2(1)	Amended and Restated Bylaws of SPEEDCOM Wireless Corporation

4.8(2)	Warrant No. W-1 to Purchase 146,667 Shares of Common Stock issued to S.A.C. Capital Associates, LLC

4.9(2)	Warrant No. W-2 to Purchase 73,333 Shares of Common Stock issued to SDS Merchant Fund, L.P.

4.10(2)	Warrant No. W-3 to Purchase 220,000 Shares of Common Stock issued to Oscar Private Equity Investments, L.P.

4.11(2)	Warrant No. W-4 to Purchase 73,333 Shares of Common Stock issued to Bruce Sanguinetti

4.12(3)	Purchase Agreement, dated August 23, 2001, by and among SPEEDCOM Wireless Corporation and the Purchasers, as defined

4.13(3)	Registration Rights Agreement, dated August 23, 2001, by and among SPEEDCOM Wireless Corporation and the Purchasers, as defined

4.14(3)	Form of Series A Warrant of SPEEDCOM Wireless Corporation dated August 23, 2001

4.15(3)	Form of Series B Warrant of SPEEDCOM Wireless Corporation dated August 23, 2001

4.16(3)	Settlement Agreement between SPEEDCOM Wireless Corporation and I.W. Miller Group, Inc. dated June 25, 2001

4.17(4)	Secured Promissory Note dated April 26, 2002 between SPEEDCOM Wireless Corporation and DMG Legacy Fund, LLC

4.18(4)	Secured Promissory Note dated May 7, 2002 between SPEEDCOM Wireless Corporation and DMG Legacy Fund, LLC.

4.19(4)	Secured Promissory Note dated April 26, 2002 between SPEEDCOM Wireless Corporation and DMG Legacy Institutional Fund LLC

4.20(4)	Secured Promissory Note dated May 7, 2002 between SPEEDCOM Wireless Corporation and DMG Legacy Institutional Fund LLC.

4.21(4)	Secured Promissory Note dated April 26, 2002 between SPEEDCOM Wireless Corporation and DMG Legacy International LTD

4.22(4)	Secured Promissory Note dated May 7, 2002 between SPEEDCOM Wireless Corporation and DMG Legacy International LTD

4.23(4)	Letter Loan Agreement dated April 26, 2002

4.24(4)	Security Agreement dated April 26, 2002

4.25(4)	Letter Agreement dated April 26, 2002

4.26(4)	Agreement to Vote Shares dated April 26, 2002

4.27	Secured Promissory Note dated June 10, 2002 between SPEEDCOM Wireless Corporation and SDS Merchant Fund, L.P.

4.28	Secured Promissory Note dated June 11, 2002 between SPEEDCOM Wireless Corporation and SDS Merchant Fund, L.P.

4.29	Secured Promissory Note dated June 12, 2002 between SPEEDCOM Wireless Corporation and SDS Merchant Fund, L.P.

4.30	Secured Promissory Note dated June 25, 2002 between SPEEDCOM Wireless Corporation and DMG International LTD.

4.31	Secured Promissory Note dated June 25, 2002 between SPEEDCOM Wireless Corporation and DMG Legacy Fund LLC

4.32	Secured Promissory Note dated June 25, 2002 between SPEEDCOM Wireless Corporation and DMG Legacy Institutional Fund LLC

4.33	Letter Loan Agreement dated June 10, 2002

4.34	Security Agreement dated June 10, 2002

24.1(3)	Powers of Attorney

99.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

99.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

(1)	Incorporated by reference to the Form 10-QSB filed May 14, 2001.
(2)	Incorporated by reference to the Form 8-K filed July 2, 2001.
(3)	Incorporated by reference to the Form S-3 filed September 18, 2001.
(4)	Incorporated by reference to the Form 10-QSB filed May 14, 2002.