Form 10QSB
period 2002-09-30
SPEEDCOM WIRELESS CORP
filed 2002-11-05
CIK 1014343

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending September 30, 2002

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the last practicable date: October 31, 2002—12,779,370 common shares, $.001 par value.

Transitional small business disclosure format (check one): Yes  ☐  No  ☒

SPEEDCOM WIRELESS CORPORATION

FORM 10-QSB FOR THE PERIOD ENDED SEPTEMBER 30, 2002

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

SPEEDCOM WIRELESS CORPORATION

BALANCE SHEETS

	September 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash	$273,176	$273,614
Restricted cash	—	42,724
Accounts receivable, net of allowances of $153,284 and $213,278 in 2002 and 2001, respectively	904,856	1,883,533
Current portion of leases receivable	303,660	778,030
Inventories, net	1,326,452	1,825,234
Prepaid expenses and other current assets	77,489	146,593

Total current assets	2,885,633	4,949,728
Property and equipment, net	716,863	1,034,558
Leases receivable, net of current portion	1,153	811,103
Note receivable—related party	—	267,126
Other assets	112,117	122,104
Intellectual property, net	1,165,328	1,372,937

Total assets	$4,881,094	$8,557,556

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$868,362	$2,455,803
Advance from factor	—	298,676
Accrued expenses	1,193,204	1,056,140
Current portion of loans from stockholders	18,216	76,000
Current portion of deferred revenue	26,813	74,911
Current portion of notes and capital leases payable	66,096	33,174

Total current liabilities	2,172,691	3,994,704
Loans from stockholders, net of current portion	2,438,000	—
Deferred revenue, net of current portion	7,404	13,517
Notes and capital leases payable, net of current portion	19,498	39,254
Stockholders’ equity:
Common stock, $.001 par value, 250,000,000 shares authorized, 12,737,093 and 10,122,113 shares issued and outstanding in 2002 and 2001, respectively	12,737	10,122
Preferred stock, $4.50 stock liquidation value per share, 10,000,000 shares authorized, 3,835,554 and 3,835,554 shares issued and outstanding in 2002 and 2001, respectively	5,455,702	5,455,702
Additional paid-in capital	17,773,503	17,710,477
Accumulated deficit	(22,998,441)	(18,666,220)

Total stockholders’ equity	243,501	4,510,081

Total liabilities and stockholders’ equity	$4,881,094	$8,557,556

See accompanying notes.

SPEEDCOM WIRELESS CORPORATION

STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Net revenues	$2,368,467	$2,247,585	$5,663,044	$10,300,158
Cost of goods and services	1,298,154	1,622,530	3,219,074	6,205,223

Gross margin	1,070,313	625,055	2,443,970	4,094,935
Operating costs and expenses:
Salaries and related	666,756	1,486,651	2,385,319	4,498,028
General and administrative	465,503	767,376	1,858,027	2,843,166
Selling expenses	257,054	420,579	689,644	1,370,657
Provision for bad debt	19,751	529,225	378,783	716,299
Depreciation and amortization	175,524	157,657	527,617	417,054
Severance costs	125,000	531,769	679,815	531,769

	1,709,588	3,893,257	6,519,205	10,376,973

Loss from operations	(639,275)	(3,268,202)	(4,075,235)	(6,282,038)
Other (expense) income:
Interest expense, net	(98,825)	(1,375,012)	(191,456)	(3,036,351)
Other (expense) income, net	(25,576)	174,583	(65,530)	180,402

	(124,401)	(1,200,429)	(256,986)	(2,855,949)

Net loss before extraordinary items	(763,676)	(4,468,631)	(4,332,221)	(9,137,987)
Extraordinary loss from early extinguishment of debt	—	(2,377,008)	—	(3,786,369)

Net loss	$(763,676)	$(6,845,639)	$(4,332,221)	$(12,924,356)

Assumed dividend from beneficial conversion feature	—	3,771,496	—	3,771,496

Net loss attributable to common stockholders	$(763,676)	$(10,617,135)	$(4,332,221)	$(16,695,852)

Net loss before extraordinary items per common share:
Basic and diluted	$(0.07)	$(0.46)	$(0.40)	$(0.96)

Net loss attributable to common stockholders per common share:
Basic and diluted	$(0.07)	$(1.10)	$(0.40)	$(1.75)

Shares used in computing basic and diluted net loss before extraordinary items per common share and net loss attributable to common stockholders per common share	11,432,691	9,687,102	10,839,563	9,530,391

See accompanying notes.

SPEEDCOM WIRELESS CORPORATION

STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2002	2001
Operating activities
Net loss	$(4,332,221)	$(12,924,356)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	527,617	417,054
Provision for bad debt	378,783	716,299
Write off of note receivable—related party	274,965	—
Provision for inventory obsolescence	178,224	14,768
Common stock issued for services	97,359	228,038
Amortization of original issue discount	—	2,457,304
Warrants issued for severance costs	—	124,920
Gain on sale of InstallGuys division	—	(167,771)
Extraordinary charge for early extinguishment of debt	—	3,786,369
Changes in operating assets and liabilities:
Restricted cash	42,724	—
Accounts receivable	1,260,952	(1,050,656)
Leases receivable	883,945	13,940
Inventories, net	320,558	570,627
Prepaid expenses and other current assets	69,104	346,347
Intellectual property	—	(360,000)
Other assets	9,987	6,809
Accounts payable and accrued expenses	(1,635,779)	199,519
Deferred revenue	(54,211)	(40,845)

Net cash used in operating activities	(1,977,993)	(5,661,634)

Investing activities
Purchases of equipment	(9,939)	(446,641)
Disposals of equipment	7,626	—

Net cash used in investing activities	(2,313)	(446,641)

Financing activities
Net payments to factor	(298,676)	—
Proceeds from sale of common stock and warrants	4,428	2,291,971
Proceeds from loans and warrants issued to stockholders	2,438,000	6,560,000
Payments of loans from stockholders	(102,147)	(2,391,064)
(Payments of) proceeds from notes and capital leases	(61,737)	12,206

Net cash provided by financing activities	1,979,868	6,473,113

Net (decrease) increase in cash	(438)	364,838
Cash at beginning of period	273,614	227,066

Cash at end of period	$273,176	$591,904

See accompanying notes.

SPEEDCOM WIRELESS CORPORATION

STATEMENTS OF CASH FLOWS (CONTINUED)
(unaudited)

	Nine Months Ended September 30,
	2002	2001
Supplemental disclosure of noncash activities
Conversion of accounts receivable to lease receivable	—	$1,333,000
Conversion of accounts payable to notes payable	$74,903	$558,442
Conversion of accounts payable to redeemable preferred stock	—	$25,000
Conversion of accounts payable to loans from stockholders	$44,363	—
Common stock issued for services	$97,359	$228,038
Common stock issued for intellectual property	—	$1,149,500
Conversion of debt to common stock	—	$40,000
Conversion of debt to preferred stock	—	$3,240,758
Conversion of debt issuance costs to equity	—	$163,651
Conversion of accrued interest to preferred stock	—	$88,764

See accompanying notes.

SPEEDCOM WIRELESS CORPORATION

NOTES TO FINANCIAL STATEMENTS
September 30, 2002
(unaudited)

1.    Business

SPEEDCOM Wireless Corporation (SPEEDCOM) was incorporated in Florida on March 16, 1994 and reincorporated in Delaware on September 26, 2000. SPEEDCOM manufactures and installs custom broadband wireless networking equipment for business and residential customers internationally. Through its Wave Wireless Networking division, SPEEDCOM manufactures a variety of broadband wireless products, including the SPEEDLAN family of wireless Ethernet bridges and routers. Internet service providers, telephone company operators and private organizations in over 80 countries use SPEEDCOM products to provide “last-mile” wireless connectivity between multiple buildings at speeds up to 155 Megabits per second and distances up to 25 miles.

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

In the opinion of management, the financial statements reflect all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for those periods presented. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

3.    Liquidity and Management’s Plans

Projected cash flows from SPEEDCOM’s current operations are not sufficient to finance SPEEDCOM’s current and projected working capital requirements. SPEEDCOM will have to obtain additional capital to execute its business plan for the remainder of 2002 and 2003. During 2002, SPEEDCOM borrowed $2,438,000 from four institutional investors, which was used for current operations. SPEEDCOM will seek additional capital to fund the growth of its business, develop next generation products and to take advantage of opportunities that may arise. This additional capital could come from the sale of common or preferred stock, or from additional borrowings. There can be no assurance that such financing will be available on acceptable terms, if at all. If SPEEDCOM is unable to secure significant additional financing, SPEEDCOM will have to further downsize its business or explore other alternatives. The financial statements do not include any adjustments that might arise as a result of this uncertainty.

SPEEDCOM WIRELESS CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

4.    Inventories

A summary of Inventories, net at September 30, 2002 and December 31, 2001 is as follows:

	2002	2001
	(unaudited)
Component parts	$677,403	$596,985
Completed assemblies	649,049	1,081,568
Completed assemblies consigned to others	—	146,681

	$1,326,452	$1,825,234

5.    Intellectual Property

A summary of Intellectual property, net at September 30, 2002 and December 31, 2001 is as follows:

	2002	2001
	(unaudited)
Intellectual property	$1,599,500	$1,599,500
Less accumulated amortization	(434,172)	(226,563)

	$1,165,328	$1,372,937

In January 2001, SPEEDCOM acquired worldwide rights to PacketHop™, a wireless routing software developed by SRI International (SRI). Under the terms of the agreement, SPEEDCOM obtains rights to SRI’s PacketHop™ technology in the fixed wireless infrastructure market for the primary frequencies below 6 GHz. Per the agreement, SRI received a total of 325,000 shares of common stock of SPEEDCOM that was issued in four traunches. Each traunch was measured on the specific date that the stock was issued on. As of September 30, 2002, the value of these shares at the date of grant less amortization is classified in Intellectual property, net on the balance sheet. SPEEDCOM has also paid $360,000 in cash, included in Intellectual property, net on the balance sheet, which is being amortized over six years. Per the terms of the agreement, SRI may terminate the exclusive period by providing written notice of such termination unless by such time SPEEDCOM has successfully closed a liquid event where SRI had the opportunity to obtain net proceeds of at least $5,000,000. Due to the fact that such an event has not occurred, SPEEDCOM lost its exclusive rights to PacketHop™, but retains its perpetual license agreement. SPEEDCOM has evaluated this long-lived asset for impairment by comparing the undiscounted expected future cash flows to its carrying amount. The undiscounted expected future cash flows are more than the carrying value of the asset, so an impairment loss has not been recognized.

SPEEDCOM WIRELESS CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

6.    Accrued Expenses

A summary of Accrued expenses at September 30, 2002 and December 31, 2001 is as follows:

	2002	2001
	(unaudited)
Accrued payroll	$165,927	$170,419
Accrued commissions	42,697	71,179
Severance costs	476,874	256,826
Registration statement late filing fee	163,970	163,970
Other	343,736	393,746

	$1,193,204	$1,056,140

7.    Related Party Transactions

Note Receivable-Related Party/Sale of Assets

During the third quarter of 2001, SPEEDCOM sold its InstallGuys division to SPEEDCOM’s former Chief Executive Officer. In return, SPEEDCOM received two 6% secured promissory notes totaling $211,295. SPEEDCOM recorded a gain on the sale of $167,771. In October 2001, SPEEDCOM loaned InstallGuys an additional $50,000 at 6% interest. The notes and interest are due in August 2004. As a stipulation to the separation agreement between SPEEDCOM and its former Chief Executive Officer, SPEEDCOM will forgive all indebtedness owed by InstallGuys, provided that the terms of the separation agreement are complied with through May 31, 2003. Consequently, SPEEDCOM charged the Notes receivable-related party to severance expense during the nine months ended September 30, 2002.

Loans from Stockholders

In March 2002, SPEEDCOM issued three promissory notes to each of SPEEDCOM’s outside Board members for $14,738, $13,875 and $15,750, respectively. Each note bears an interest rate of 14% and carries an additional 2% penalty on outstanding principle not paid by April 15, 2002. $26,147 of these notes has been paid as of September 30, 2002.

In April 2002, SPEEDCOM borrowed $750,000 from three institutional investors. In May 2002, SPEEDCOM borrowed an additional $250,000 from three institutional investors. The loans bear an interest rate of 15% and are payable December 31, 2003.

In June 2002, SPEEDCOM borrowed $795,000 from three institutional investors. The loans bear an interest rate of 15% and are payable December 31, 2003. As a stipulation to these loans, the term of all outstanding Series B Warrants of SPEEDCOM dated August 23, 2001 was extended to October 14, 2002. The term of the Series B Warrants of SPEEDCOM dated August 23, 2001 was extended again to December 28, 2002 in October of 2002 by the Board of Directors.

SPEEDCOM WIRELESS CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

In August 2002, SPEEDCOM borrowed $424,000 from three institutional investors. In September 2002, SPEEDCOM borrowed $219,000 from three institutional investors. The loans bear an interest rate of 15% and are payable December 31, 2003.

SPEEDCOM borrowed and issued an 18% $50,000 promissory note to SPEEDCOM’s former Vice President of Sales in December 2001. The note was repaid during the nine months ended September 30, 2002.

SPEEDCOM also borrowed and issued an 18% $106,000 promissory note to an investor in December 2001 that was due December 28, 2001. SPEEDCOM paid $80,000 of this note in December 2001. In January 2002, SPEEDCOM paid the remaining $26,000 balance on the note and accrued interest.

8.    Notes and Capital Leases Payable

A summary of Notes and capital leases payable at September 30, 2002 and December 31, 2001 is as follows:

	2002	2001
	(unaudited)
8% automobile loan	$—	$5,057
12% convertible note	40,000	—
Capital lease obligations	45,594	67,371

	85,594	72,428
Less current portion	(66,096)	(33,174)

	$19,498	$39,254

In January 2002, SPEEDCOM entered into a financial relations and consultant contract whereby the consultant will receive each month a $10,000 convertible note with a 12% coupon rate. The notes are convertible at any time at $1.125 per share. As of September 30, 2002, the note holders possess rights to convert the notes to 45,000 shares of restricted common stock. This contract was cancelled in May 2002.

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

SPEEDCOM WIRELESS CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

In 2002, 65,000 $0.01 options were exercised for 59,375 shares of common stock. In 2002, 2,288,092 Series B Warrants were exercised for 2,096,386 shares of common stock.

Employee Stock-Based Compensation

In February 2002, SPEEDCOM issued stock options to employees for the purchase of 750,100 common shares at $0.60 per share. SPEEDCOM recorded $67,500 in stock-based compensation expense in relation to these options during the nine months ended September 30, 2002. These options vest upon the achievement during 2002 of certain revenue milestones or in full one year from the issuance. The revenue milestone had not been met as of September 30, 2002. These options vest upon a change of control transaction with the ability to exercise the options for up to one year after vesting. Upon a change of control and if the one year performance period has not expired, the employee may surrender the performance options for cash payment at the calculated change of control common share transaction value for payment within 30 days by the surviving company.

In June 2002, SPEECOM issued stock options to its former Chief Executive Officer for the purchase of 500,000 common shares at $0.20 per share. The stock options have a term of 40 months. In connection with this issuance of options, SPEEDCOM recognized severance costs of $29,850 during the nine months ended September 30, 2002.

Preferred Stock

Each share of preferred stock is convertible at any time into 2.25 shares of common stock, subject to anti-dilution protection, and will accrue dividends, beginning August 23, 2003, to be paid upon conversion at the rate of 14% per year times the $3.38 per share liquidation preference ($4.50 is paid in stock).

10.    Customer Concentrations

Although SPEEDCOM serves a large and varied group of customers, two customers accounted for 12% and 19% of SPEEDCOM’s revenue for the three months ended September 30, 2002. No customers accounted for more than 10% of SPEEDCOM’s revenue for the nine months ended September 30, 2002. Three customers accounted for 31% of SPEEDCOM’s revenue for the three months ended September 30, 2001 and no customers accounted for more than 10% of SPEEDCOM’s revenue for the nine months ended September 30, 2001. In addition, three customers accounted for 44% of SPEEDCOM’s gross accounts receivable as of September 30, 2002. Two customers accounted for 31% of SPEEDCOM’s gross accounts receivable as of December 31, 2001. SPEEDCOM intends to continue to attempt to diversify and expand its customer base with its current limited resources and maintain overhead costs at low levels.

11.    Provision for Bad Debt

During the nine months ended September 30, 2002, SPEEDCOM converted two of its leases receivable, recorded at approximately $1,290,000, into a new lease receivable with

SPEEDCOM WIRELESS CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

approximately $336,000 due immediately, five payments of $50,000 due over a five month period and a balloon payment of approximately $328,000 due in August 2002. As a result of this restructuring of the leases, SPEEDCOM recorded a provision for bad debt of approximately $395,000 for the nine months ended September 30, 2002. This lease was restructured again in August of 2002, extending payments through May of 2003. An adjustment was not necessary for this additional restructuring.

In the fourth quarter of 2000 and in the first and second quarters of 2001, SPEEDCOM sold its SPEEDLAN product line for a total of $573,612 to a large Korean based company (Korean Customer). One of the major clients of SPEEDCOM’s customer declared bankruptcy early in 2001, which had a significant financial impact on the Korean Customer. SPEEDCOM recorded a provision for bad debt of $455,647 during the three months ended September 30, 2001 related to the remaining balance of the receivable.

12.    Severance Costs

During the nine months ended September 30, 2002, SPEEDCOM recorded severance costs of $679,815 in accordance with the separation agreements between SPEEDCOM and its former Chief Executive Officer and Chief Operating Officer. The costs include severance pay and other employee benefits, including amounts to be paid over future periods and the write off of Notes receivable-related party.

During the nine months ended September 30, 2001, SPEEDCOM recorded severance costs of $531,769, reflecting employee termination costs relating to staff reductions. The staff reductions included 20 employees (2 at the executive management level) and were completed in the third and fourth quarters of 2001. The costs include severance pay and other employee benefits, including amounts to be paid over future periods.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion in this document contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, such as statements concerning growth and future operating results; developments in markets and strategic focus; new products and product technologies and future economic, business and regulatory conditions. Such forward-looking statements are generally accompanied by the words such as “plan”, “estimate”, “expect”, “believe”, “should”, “would”, “could”, “anticipate”, “may” and other words that convey uncertainty of future events or outcomes. These forward-looking statements and other statements made elsewhere in this report are made in reliance on the Private Securities Litigation Reform Act of 1995. The section below entitled “Certain Factors That May Affect Future Results, Financial Condition and Market Price of Securities” sets forth material factors that could cause actual results to differ materially from these statements.

Overview

SPEEDCOM Wireless Corporation (SPEEDCOM) is a multi-national company based in Sarasota, Florida. SPEEDCOM employs approximately 60 people. Through its Wave Wireless Networking division, SPEEDCOM manufactures a variety of broadband wireless products, including its SPEEDLAN family of wireless Ethernet bridges and routers. Internet service providers, telephone company operators and private organizations in more than 80 countries use SPEEDCOM products to provide “last-mile” wireless connectivity between multiple buildings at speeds up to 155 Megabits per second and distances up to 25 miles.

Results of Operations

The following table sets forth the percentage of net revenues represented by certain items in SPEEDCOM’s Statements of Operations for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net revenues	100%	100%	100%	100%
Cost of goods and services	55%	72%	57%	60%

Gross margin	45%	28%	43%	40%
Operating costs and expenses:
Salaries and related	28%	66%	42%	44%
General and administrative	20%	34%	33%	28%
Selling expenses	11%	19%	12%	13%
Provision for bad debt	1%	23%	7%	7%
Depreciation and amortization	7%	7%	9%	4%
Severance costs	5%	24%	12%	5%

	72%	173%	115%	101%

Loss from operations	(27)%	(145)%	(72)%	(61)%
Other (expense) income:
Interest expense, net	(4)%	(61)%	(3)%	(29)%
Other (expense) income, net	(1)%	8%	(1)%	1%

	(5)%	(53)%	(4)%	(28)%

Net loss before extraordinary items	(32)%	(198)%	(76)%	(89)%
Extraordinary loss from early extinguishment of debt	0%	(106)%	0%	(37)%

Net loss	(32)%	(304)%	(76)%	(126)%
Assumed dividend from beneficial conversion feature	0%	168%	0%	36%

Net loss attributable to common stockholders	(32)%	(472)%	(76)%	(162)%

Nine Months Ended September 30, 2002 and September 30, 2001

Net revenues decreased 45% from approximately $10,300,000 in the nine months ended September 30, 2001 to approximately $5,663,000 in the nine months ended September 30, 2002. This decrease was due to unexpected delays in spending decisions by both potential and current customers during the first and second quarters of 2002 as compared to the same periods in 2001. This factor, combined with the challenging economic environment in both the United States and overseas, contributed to disappointing results. SPEEDCOM believes that new product introductions, a unique focus on offering a complete spectrum of fixed wireless products and its strength in key international markets will enable SPEEDCOM to endure these difficult economic times. Cost of goods and services decreased 48% from approximately $6,205,000 for the nine months ended September 30, 2001 to approximately $3,219,000 for the nine months ended September 30, 2002, due primarily to decreases in SPEEDCOM’s revenues. Revenues from customers in foreign geographic areas decreased to 48% of revenues for the nine months ended September 30, 2002 as compared to 50% of revenues the nine months ended September 30, 2001. The percentage of sales from international customers is expected to increase slightly during the year ended December 31, 2002.

Salaries and related, general and administrative and selling expenses decreased by 43% from approximately $8,712,000 for the nine months ended September 30, 2001 to approximately $4,933,000 for the nine months ended September 30, 2002. This decrease was primarily due to a decrease in salaries and related expenses of approximately $2,113,000 related to decreased average headcount, a decrease in general and administrative expenses of approximately $985,000 related to reduced spending on travel, investor relations and consulting expense, partially offset by increases in rent expense, and a decrease in selling expenses of approximately $681,000 related primarily to reduced advertising and trade show participation.

During the nine months ended September 30, 2002, SPEEDCOM converted two of its leases receivable, recorded at approximately $1,290,000, into a new lease receivable with approximately $336,000 due immediately, five payments of $50,000 due over a five month period and a balloon payment of approximately $328,000 due in August 2002. As a result of this restructuring of the leases, SPEEDCOM recorded a provision for bad debt of approximately $395,000 for the nine months ended September 30, 2002. This lease was restructured again in August of 2002, extending payments through May of 2003. An adjustment was not necessary for this additional restructuring.

In the fourth quarter of 2000 and in the first and second quarters of 2001, SPEEDCOM sold its SPEEDLAN product line for a total of $573,612 to a large Korean based company (Korean Customer). One of the major clients of SPEEDCOM’s customer declared bankruptcy early in 2001, which had a significant financial impact on the Korean Customer. SPEEDCOM recorded a provision for bad debt of $455,647 during the nine months ended September 30, 2001 related to the remaining balance of the receivable.

During the nine months ended September 30, 2002, SPEEDCOM recorded severance costs of $679,815 in accordance with the separation agreements between SPEEDCOM and its former

Chief Executive Officer and its former Chief Operating Officer. The costs include severance pay and other employee benefits, including amounts to be paid over future periods and the write off of Notes receivable-related party. During the third quarter of 2001, SPEEDCOM sold its InstallGuys division to SPEEDCOM’s former Chief Executive Officer. In return, SPEEDCOM received two 6% secured promissory notes totaling $211,295. In October 2001, SPEEDCOM loaned InstallGuys an additional $50,000 at 6% interest. The notes and interest are due in August 2004. As a stipulation to the separation agreement between SPEEDCOM and its former Chief Executive Officer, SPEEDCOM will forgive all indebtedness owed by InstallGuys, provided that the terms of the separation agreement are complied with through May 31, 2003. Consequently, SPEEDCOM charged the Notes receivable-related party to severance expense during the nine months ended September 30, 2002.

During the nine months ended September 30, 2001, SPEEDCOM recorded severance costs of $531,769, reflecting employee termination costs relating to staff reductions. The staff reductions included 20 employees (2 at the executive management level) and were completed in the third and fourth quarters of 2001. The costs include severance pay and other employee benefits, including amounts to be paid over future periods.

Interest expense, net decreased from approximately $3,036,000 for the nine months ended September 30, 2001 to approximately $191,000 for the nine months ended September 30, 2002. This decrease was due to the addition of notes payable and loans from stockholders during the fourth quarter of 2000 and the first and second quarters of 2001 that were converted to preferred stock during the third quarter of 2001.

During the nine months ended September 30, 2001, SPEEDCOM sold its InstallGuys division to SPEEDCOM’s former Chief Executive Officer. In return, SPEEDCOM received two 6% secured promissory notes totaling $211,295. SPEEDCOM recorded a gain on the sale of $167,771.

In June 2001, SPEEDCOM issued a $250,000 promissory note to SPEEDCOM’s former President. SPEEDCOM concurrently granted a total of 73,333 warrants with a $3.25 strike price in connection with this note. The proportionate fair value of the warrants amounted to $92,500 and was recorded as an addition to paid-in capital and as an original issue discount reducing the carrying value of the note. The loan was not convertible into preferred stock per the original loan agreement. On June 29, 2001, this loan plus accrued interest was converted to 111,667 shares of redeemable preferred stock, 83,751 Series A Warrants and 111,667 Series B Warrants. The Series A Warrants were valued at $169,177. The Series B Warrants vested contingent upon certain performance factors and were valued at $54,717. The difference in the carrying value on the promissory note as compared to the combined fair value of the warrants and preferred stock was recorded as an extraordinary loss from the early extinguishment of debt.

SPEEDCOM issued a $250,000 promissory note to SPEEDCOM’s former President in December 2000. SPEEDCOM concurrently granted a total of 25,000 warrants with a $3.60 strike price in connection with this note. The proportionate fair value of the warrants amounted to $62,500 and was recorded as an addition to paid-in capital and as an original issue discount reducing the carrying value of the note. The loan was not convertible into preferred stock per the original loan agreement. On August 23, 2001, this loan was converted to 111,111 shares of preferred stock, 88,889 Series A Warrants and 132,111 Series B Warrants. The Series A Warrants were valued at $93,333. The Series B Warrants vested contingent upon certain performance factors and were valued at $84,551. The difference in the carrying value on the promissory note as compared to the combined fair value of the warrants and preferred stock was recorded as an extraordinary loss from the early extinguishment of debt.

In June 2001, SPEEDCOM borrowed $1,500,000 from three institutional investors. SPEEDCOM concurrently granted a total of 440,000 warrants with a $3.25 strike price in connection with these loans. The proportionate fair value of the warrants amounted to $555,000 and was recorded as an addition to paid-in capital and as an original issue discount reducing the carrying value of the loans. The loans were not convertible into preferred stock per the original loan agreements. On June 29, 2001, $550,000 of these loans were converted to 245,667 shares of redeemable preferred stock, 184,251 Series A Warrants and 245,667 Series B Warrants. The Series A Warrants were valued at $372,187. The Series B Warrants vested contingent upon certain performance factors and were valued at $120,377. The difference in the carrying value related to the converted portion of this loan as compared to the combined fair value of the warrants and preferred stock was recorded as an extraordinary loss from the early extinguishment of debt. On August 23, 2001, the remainder of these loans plus accrued interest was converted to 430,785 shares of preferred stock, 344,529 Series A Warrants and 512,056 Series B Warrants. The Series A Warrants were valued at $196,475. The Series B Warrants vested contingent upon certain performance factors and were valued at $327,716. The difference in the carrying value on these loans as compared to the combined fair value of the warrants and preferred stock was recorded as an extraordinary loss from the early extinguishment of debt.

SPEEDCOM recorded a loss from the early extinguishment of debt related to the conversions discussed above. When the nonconvertible loans originated, value was allocated to warrants based on the Black-Scholes pricing model. This value was being amortized over the maturity of the loans. When the loans were converted to preferred stock, Series A Warrants and Series B Warrants, the difference in the carrying value as compared to the combined fair value of the warrants and preferred stock was immediately expensed to loss from the early extinguishment of debt.

Net loss decreased 66% from approximately $12,924,000, or $1.36 per share, in the nine months ended September 30, 2001 to approximately $4,332,000, or $.40 per share, in the nine months ended September 30, 2002, as a result of the foregoing factors.

On August 23, 2001, SPEEDCOM converted (i) 955,146 shares of redeemable preferred stock, (ii) 716,361 Series A Warrants and (iii) 955,146 Series B Warrants that were issued on June 29, 2001 and (iv) loans to shareholders of $3,462,800 in exchange for (i) 2,625,598 shares of preferred stock, (ii) 2,100,473 Series A Warrants and (ii) 3,121,814 Series B Warrants. This conversion was due to SPEEDCOM’s commitment to the holders of redeemable preferred stock and warrants issued in June 2001 that if SPEEDCOM issued similar instruments at more favorable terms, SPEEDCOM would adjust the terms of the securities issued in June 2001 to be equal to the more favorable terms. As such, the conversion ratio was changed to two shares of common stock for each share of preferred stock rather than the ratio of one-to-one in the preferred stock issued in June 2001. SPEEDCOM has recorded an assumed dividend of $2,292,350, which equals the increase in the intrinsic value of the preferred stock based on the incremental number of shares of common stock (955,146) that may be obtained on conversion of the preferred stock into common stock valued at the price per share ($2.40) on June 29, 2001. There was no difference in the fair value of Series A and B warrants issued in August 2001 compared to the fair value of the Series A and B warrants issued in June 2001.

Concurrently on August 23, 2001, SPEEDCOM issued (i) 1,209,956 shares of preferred stock, (ii) 967,975 Series A Warrants and (iii) 1,438,667 Series B Warrants for $2,397,010 in cash net of stock issuance costs. The Series A Warrants were recorded at their proportionate value of $481,587 and the Series B Warrants were recorded at their proportionate value of $436,277 as an addition to paid-in capital. Additionally, the preferred stock has a beneficial conversion feature valued at $1,479,146 based on the value of the warrants and the ability to convert the preferred stock to two shares of common stock. This amount is recorded as an assumed dividend from beneficial conversion feature because the preferred stock was convertible when issued.

Three Months Ended September 30, 2002 and September 30, 2001

Net revenues increased 5% from approximately $2,248,000 in the three months ended September 30, 2001 to approximately $2,368,000 in the three months ended September 30, 2002. Cost of goods and services decreased 20% from approximately $1,623,000 for the three months ended September 30, 2001 to approximately $1,298,000 for the three months ended September 30, 2002, due primarily to certain purchasing inefficiencies due to lower cash balances associated with delays in completing financings during 2001. Revenues from customers in foreign geographic areas decreased to 44% of revenues for the three months ended September 30, 2002 as compared to 49% of revenues the three months ended September 30, 2001. The percentage of sales from international customers is expected to increase slightly during the year ended December 31, 2002.

Salaries and related, general and administrative and selling expenses decreased by 48% from approximately $2,675,000 for the three months ended September 30, 2001 to approximately $1,389,000 for the three months ended September 30, 2002. This decrease was primarily due to a decrease in salaries and related expenses of approximately $820,000 related to decreased average headcount, a decrease in general and administrative expenses of approximately $302,000 related to reduced spending on development, legal and investor relations, partially offset by increases in rent and consulting expense, and a decrease in selling expenses of approximately $164,000 related primarily to reduced trade show participation and outside sales consultants.

In the fourth quarter of 2000 and in the first and second quarters of 2001, SPEEDCOM sold its SPEEDLAN product line for a total of $573,612 to a Korean Customer. One of the major clients of SPEEDCOM’s customer declared bankruptcy early in 2001, which had a significant financial impact on the Korean Customer. SPEEDCOM recorded a provision for bad debt of $455,647 during the three months ended September 30, 2001 related to the remaining balance of the receivable.

During the three months ended September 30, 2002, SPEEDCOM recorded severance costs of $125,000 in accordance with the separation agreement between SPEEDCOM and its former Chief Operating Officer. The costs include severance pay, including amounts to be paid over future periods.

During the three months ended September 30, 2001, SPEEDCOM recorded a severance charge of $531,769, reflecting employee termination costs relating to staff reductions. The staff reductions include 20 employees (2 at the executive management level) that were completed in the third and fourth quarters of 2001. The costs include severance pay and other employee benefits, including amounts paid over future periods.

Net interest expense decreased from approximately $1,375,000 for the three months ended September 30, 2001 to approximately $99,000 for the three months ended September 30, 2002. This decrease was due to the addition of notes payable and loans from stockholders during the fourth quarter of 2000 and the first and second quarters of 2001 that were converted to preferred stock during the third quarter of 2001.

SPEEDCOM issued a $250,000 promissory note to SPEEDCOM’s former President in December 2000. SPEEDCOM concurrently granted a total of 25,000 warrants with a $3.60 strike price in connection with this note. The proportionate fair value of the warrants amounted to $62,500 and was recorded as an addition to paid-in capital and as an original issue discount reducing the carrying value of the note. The loan was not convertible into preferred stock per the original loan agreement. On August 23, 2001, this loan was converted to 111,111 shares of preferred stock, 88,889 Series A Warrants and 132,111 Series B Warrants. The Series A Warrants were valued at $93,333. The Series B Warrants vested contingent upon certain performance factors and were valued at $84,551. The difference in the carrying value on the promissory note as compared to the combined fair value of the warrants and preferred stock was recorded as an extraordinary loss from the early extinguishment of debt.

In June 2001, SPEEDCOM borrowed $1,500,000 from three institutional investors. SPEEDCOM concurrently granted a total of 440,000 warrants with a $3.25 strike price in connection with these loans. The proportionate fair value of the warrants amounted to $555,000 and was recorded as an addition to paid-in capital and as an original issue discount reducing the carrying value of the loans. The loans were not convertible into preferred stock per the original loan agreements. On June 29, 2001, $550,000 of these loans were converted to 245,667 shares of redeemable preferred stock, 184,251 Series A Warrants and 245,667 Series B Warrants. The Series A Warrants were valued at $372,187. The Series B Warrants vested contingent upon certain performance factors and were valued at $120,377. The difference in the carrying value related to the converted portion of this loan as compared to the combined fair value of the warrants and preferred stock was recorded as an extraordinary loss from the early extinguishment of debt. On August 23, 2001, the remainder of these loans plus accrued interest was converted to 430,785 shares of preferred stock, 344,529 Series A Warrants and 512,056 Series B Warrants.

The Series A Warrants were valued at $196,475. The Series B Warrants vested contingent upon certain performance factors and were valued at $327,716. The difference in the carrying value on these loans as compared to the combined fair value of the warrants and preferred stock was recorded as an extraordinary loss from the early extinguishment of debt.

SPEEDCOM recorded a loss from the early extinguishment of debt related to the conversions discussed above. When the nonconvertible loans originated, value was allocated to warrants based on the Black-Scholes pricing model. This value was being amortized over the maturity of the loans. When the loans were converted to preferred stock, Series A Warrants and Series B Warrants, the difference in the carrying value as compared to the combined fair value of the warrants and preferred stock was immediately expensed to loss from the early extinguishment of debt.

Net loss decreased 89% from approximately $6,846,000, or $0.71 per share, in the three months ended September 30, 2001 to approximately $764,000, or $.07 per share, in the three months ended September 30, 2002, as a result of the foregoing factors.

On August 23, 2001, SPEEDCOM converted (i) 955,146 shares of redeemable preferred stock, (ii) 716,361 Series A Warrants and (iii) 955,146 Series B Warrants that were issued on June 29, 2001 and (iv) loans to shareholders of $3,462,800 in exchange for (i) 2,625,598 shares of preferred stock, (ii) 2,100,473 Series A Warrants and (ii) 3,121,814 Series B Warrants. This conversion was due to SPEEDCOM’s commitment to the holders of redeemable preferred stock and warrants issued in June 2001 that if SPEEDCOM issued similar instruments at more favorable terms, SPEEDCOM would adjust the terms of the securities issued in June 2001 to be equal to the more favorable terms. As such, the conversion ratio was changed to two shares of common stock for each share of preferred stock rather than the ratio of one-to-one in the preferred stock issued in June 2001. SPEEDCOM has recorded an assumed dividend of $2,292,350, which equals the increase in the intrinsic value of the preferred stock based on the incremental number of shares of common stock (955,146) that may be obtained on conversion of the preferred stock into common stock valued at the price per share ($2.40) on June 29, 2001. There was no difference in the fair value of Series A and B warrants issued in August 2001 compared to the fair value of the Series A and B warrants issued in June 2001.

Concurrently on August 23, 2001, SPEEDCOM issued (i) 1,209,956 shares of preferred stock, (ii) 967,975 Series A Warrants and (iii) 1,438,667 Series B Warrants for $2,397,010 in cash net of stock issuance costs. The Series A Warrants were recorded at their proportionate value of $481,587 and the Series B Warrants were recorded at their proportionate value of $436,277 as an addition to paid-in capital. Additionally, the preferred stock has a beneficial conversion feature valued at $1,479,146 based on the value of the warrants and the ability to convert the preferred stock to two shares of common stock. This amount is recorded as an assumed dividend from beneficial conversion feature because the preferred stock was convertible when issued.

Taxes

At September 30, 2002, SPEEDCOM had net operating loss carryforwards (NOLs) for federal income tax purposes of approximately $11,500,000. The NOLs expire at various dates through the year 2021. Utilization of SPEEDCOM’s net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such annual limitation could result in the expiration of the net operating loss before utilization.

Liquidity and Capital Resources

During the nine months ended September 30, 2002, SPEEDCOM used approximately $1,978,000 of cash for operating activities. This was primarily due to SPEEDCOM’s net loss for the period and decreases in accounts payable and accrued expenses partially offset by decreases in accounts receivable, leases receivable and inventories, net. SPEEDCOM purchased approximately $10,000 of fixed assets during the nine months ended September 30, 2002 as compared to approximately $447,000 during the same period in 2001. SPEEDCOM does not have any material commitments for capital expenditures in the future. SPEEDCOM received approximately $1,980,000 from its financing activities primarily through proceeds from shareholder loans, partially offset by payments to factored accounts receivable. As of September 30, 2002, SPEEDCOM had cash of approximately $273,000.

In April 2002, SPEEDCOM borrowed $750,000 from three institutional investors. In May 2002, SPEEDCOM borrowed an additional $250,000 from three institutional investorss. The loans bear an interest rate of 15% and are payable December 31, 2003.

In June 2002, SPEEDCOM borrowed $795,000 from three institutional investors. The loans bear an interest rate of 15% and are payable December 31, 2003. As a stipulation to these loans, the term of all outstanding Series B Warrants of SPEEDCOM dated August 23, 2001 was extended to October 14, 2002. The term of the Series B Warrants of SPEEDCOM dated August 23, 2001 was extended again to December 28, 2002 in October of 2002 by the Board of Directors.

In August 2002, SPEEDCOM borrowed $424,000 from three institutional investors. In September 2002, SPEEDCOM borrowed $219,000 from three institutional investors. The loans bear an interest rate of 15% and are payable December 31, 2003.

During the nine months ended September 30, 2001, SPEEDCOM used approximately $5,662,000 of cash for its operating activities. This was primarily due to increases in accounts receivable (due to increases in sales) and the net loss for the period. SPEEDCOM purchased approximately $447,000 of fixed assets during the nine months ending September 30,2001. SPEEDCOM does not have any material commitments for capital expenditures in the future. To fund this growth in assets and sales, SPEEDCOM raised approximately $6,473,000 primarily through the issuance of promissory notes and loans from stockholders and the conversion of these notes and loans to preferred stock. As of September 30, 2001, SPEEDCOM had cash of approximately $592,000.

Projected cash flows from SPEEDCOM’s current operations are not sufficient to finance SPEEDCOM’s current and projected working capital requirements. SPEEDCOM believes that it will have to seek additional capital to execute its business plan for the remainder of 2002 and 2003. SPEEDCOM will seek additional capital to fund the growth of its business, develop next generation products and to take advantage of opportunities that may arise. This additional capital could come from the sale of common or preferred stock, or from borrowings. There can be no assurance that such financing will be available on acceptable terms, if at all. If SPEEDCOM is unable to secure significant additional financing, SPEEDCOM will have to further downsize its business or explore other alternatives. The financial statements do not include any adjustments that might arise as a result of this uncertainty.

Certain Factors That May Affect Future Results, Financial Condition and Market Price of Securities

If we do not raise additional capital, we will not be able to fulfill our business plan or continue as a going concern.

In order to take advantage of possible opportunities and execute our business plan for the remainder of 2002 and 2003, we need to raise additional financial capital. This additional capital could come from the sale of common or preferred stock, the exercise of outstanding warrants, from borrowings, or from a strategic transaction such as a merger. If we are unsuccessful in raising that capital we may not have sufficient funding to purchase necessary goods and services to execute our business plan. SPEEDCOM’s 2002 and 2003 business plans include products that have initial lead times for acquiring inventory that are longer than older product lines and that require deposits upfront. SPEEDCOM will need to raise additional capital to fund these longer lead times for purchasing inventory in order to execute its 2002 and 2003 business plans. If this capital is not obtained, additional changes in SPEEDCOM’s cost structure could be required, such as employee terminations or SPEEDCOM may be unable to continue as a going concern.

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

If our suppliers are unable to deliver or ration components to us, we could experience interruptions and delays in manufacturing and sales, which could result in the cancellation of orders for products or the need to modify products. This may cause substantial delays in product shipments, increased manufacturing costs and increased product prices. Further, we may not be able to develop alternative sources for these components in a timely way, if at all, and may not be able to modify our products to accommodate alternative components. These factors could damage our relationships with current and prospective customers lasting longer than any underlying shortage or discontinuance.

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

SPEEDCOM has incurred significant losses since its inception, and expects to continue to incur net losses through at least the second quarter of 2003. SPEEDCOM intends to increase its operating expenses, however revenues may not grow or even continue at their current level. If revenues do not rapidly increase or if expenses increase at a greater pace than revenues, SPEEDCOM will never become profitable.

Our common stock price is volatile.

Our stock and the stock market in general have experienced significant price and volume fluctuations in recent months and the market prices of technology companies have been highly volatile. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against that company. Such litigation could result in substantial costs and diversion of management’s attention.

Our common stock was delisted from the NASDAQ SmallCap Market, which may make it more difficult to sell shares of our common stock.

Effective August 22, 2002, our common stock was delisted from the NASDAQ SmallCap Market. Delisting from the NASDAQ SmallCap Market could result in a less liquid market for our common stock than would otherwise exist. As a result, our shares may be more difficult to sell because potentially smaller quantities of shares could be bought and sold, transactions could be delayed and security analyst and news coverage of our company may be reduced. These factors could result in lower prices and larger spreads in the bid and ask prices for our shares.

We are obligated to issue a substantial number of shares of our common stock upon conversion of preferred stock and exercise of warrants that are outstanding.

If the preferred stock securityholders elect to convert their preferred stock and exercise their warrants in order to sell the underlying shares of common stock, it will substantially increase the number of SPEEDCOM’s shares of common stock outstanding. The exercise or conversion of a substantial number of SPEEDCOM’s convertible securities may depress the market price of the common stock and will decrease the relative voting power of existing common stockholders. Should a significant number of SPEEDCOM’s convertible securities be exercised or converted, the resulting increase in the amount of the common stock in the public market could have a substantial dilutive effect on SPEEDCOM’s outstanding common stock. Public resales of our common stock following the exercise or conversion of the securities may depress the prevailing market price of our common stock.

Under the anti-dilution provisions of the preferred stock, if SPEEDCOM issues common stock or common stock equivalents at a purchase price, conversion price or warrant or option exercise price that is less than the current preferred stock conversion price of $1.125 per share, the conversion price of the preferred stock will be reduced using a customary weighted average basis formula. Under the anti-dilution provisions of warrants issued in August 2001, (1) the exercise price will be lowered to equal the purchase price, conversion price or warrant or option exercise price for any common stock or common stock equivalent issued (other than to employees) at a purchase price, conversion price or warrant or option exercise price less than the current per share exercise price of the applicable warrants ($2.50 in the case of Series A Warrants and $0.01 in the case of Series B Warrants), and (2) the number of warrants will be increased by the same percentage as the percentage by which the exercise price is reduced. Alternatively, (1) the exercise price will be reduced by the percentage by which the purchase price, conversion price or warrant or option exercise price of any issued security (others than to employees) is less than the current market price of the common stock, and (2) the number of warrants will be increased by the same percentage as the percentage by which the exercise price is reduced, if this formula results in a lower exercise price than the adjustment described in the preceding sentence. Similar anti-dilution provisions apply to warrants to acquire 513,333 shares at an exercise price of $2.50 per share.

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

Our concentrated ownership structure means that our controlling shareholders could control the outcome of any shareholder vote.

Michael W. McKinney and Barbara McKinney currently control a substantial portion of SPEEDCOM’s common stock. Therefore, certain corporate actions, which the Board of Directors may deem advisable for the shareholders of SPEEDCOM as a whole, may not be approved by the common shareholders if submitted to a vote, unless Michael W. McKinney or Barbara McKinney approve the action.

If the preferred stock securityholders elect to convert their preferred stock and exercise their warrants to shares of common stock, it will decrease the relative voting power of existing common stock securityholders and the preferred stock security holders will control a majority of SPEEDCOM’s common stock. Therefore, certain corporation actions, which the Board of Directors may deem advisable for the shareholders of SPEEDCOM as a whole, may not be approved by the common shareholders if submitted to a vote, unless the preferred securityholders, who converted to common shareholders, approve the action.

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

Regulatory changes, including changes in the allocation of available frequency spectrums, could significantly impact operations by restricting development efforts, rendering current products obsolete or increasing the opportunity for additional competition. In September 1993 and in February 1995, the FCC allocated additional spectrums for personal communications services. In January 1997, the FCC authorized 300 MHz of additional unlicensed frequencies in the 5 Gigahertz frequency range. In 2000, the FCC modified the rules for “frequency hopping spread spectrum” radios to allow greater power utilization in certain circumstances. These changes in the allocation of available frequency spectrums could create opportunities for other wireless networking products and services or shift the competitive balance between SPEEDCOM and its competitors.

Item 3.    Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the filing date of this report, SPEEDCOM carried out an evaluation of the effectiveness of the design and operation of SPEEDCOM’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of SPEEDCOM’s management, including SPEEDCOM’s Chief Executive Officer along with SPEEDCOM’s Chief Financial

Officer, who concluded that SPEEDCOM’s disclosure controls and procedures are effective. There have been no significant changes in SPEEDCOM’s internal control or in other factors, which could significantly affect internal controls subsequent to the date SPEEDCOM carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in SPEEDCOM’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in SPEEDCOM’s reports filed under the Exchange Act is accumulated and communicated to management, including SPEEDCOM’s Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

PART II.    OTHER INFORMATION

Item 2.    Recent Sales of Unregistered Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

The following proposal is described in the Notice and Proxy Statement filed by SPEEDCOM with the SEC on September 6, 2002:

Proposal 1:    To adopt an amendment to SPEEDCOM’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 60,000,000 to 250,000,000.

	For	Against	Abstained
Proposal 1	10,513,669	292,335	325,783

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

The exhibits in the accompanying Exhibit Index are filed as part of this Quarterly Report on Form 10-QSB.

(b)  Reports on Form 8-K

Form 8-K was filed on August 16, 2002 regarding SPEEDCOM’s delisting from NASDAQ.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPEEDCOM WIRELESS CORPORATION

/s/ MICHAEL STERNBERG
Michael Sternberg Chief Executive Officer and Director

November 5, 2002

CERTIFICATIONS

I, Michael Sternberg, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of SPEEDCOM Wireless Corporation;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this quarterly report is being prepared;

(b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

(c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors;

(a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.  The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ MICHAEL STERNBERG
Michael Sternberg Chief Executive Officer and Director

Date: November 5, 2002

I, Mark Schaftlein, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of SPEEDCOM Wireless Corporation;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this quarterly report is being prepared;

(b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

(c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors;

(a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.  The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ MARK SCHAFTLEIN
Mark Schaftlein Chief Financial Officer

Date:  November 5, 2002

EXHIBIT INDEX

Number	Description

3.1	Amended and Restated Certificate of Incorporation of SPEEDCOM Wireless Corporation.

3.2(1)	Amended and Restated Bylaws of SPEEDCOM Wireless Corporation.

4.8(2)	Warrant No. W-1 to Purchase 146,667 Shares of Common Stock issued to S.A.C. Capital Associates, LLC.

4.9(2)	Warrant No. W-2 to Purchase 73,333 Shares of Common Stock issued to SDS Merchant Fund, L.P.

4.10(2)	Warrant No. W-3 to Purchase 220,000 Shares of Common Stock issued to Oscar Private Equity Investments, L.P.

4.11(2)	Warrant No. W-4 to Purchase 73,333 Shares of Common Stock issued to Bruce Sanguinetti.

4.12(3)	Purchase Agreement, dated August 23, 2001, by and among SPEEDCOM Wireless Corporation and the Purchasers, as defined.

4.13(3)	Registration Rights Agreement, dated August 23, 2001, by and among SPEEDCOM Wireless Corporation and the Purchasers, as defined.

4.14(3)	Form of Series A Warrant of SPEEDCOM Wireless Corporation dated August 23, 2001.

4.15(3)	Form of Series B Warrant of SPEEDCOM Wireless Corporation dated August 23, 2001.

4.16(3)	Settlement Agreement between SPEEDCOM Wireless Corporation and I.W. Miller Group, Inc. dated June 25, 2001.

4.17(4)	Secured Promissory Note dated April 26, 2002 between SPEEDCOM Wireless Corporation and DMG Legacy Fund, LLC.

4.18(4)	Secured Promissory Note dated May 7, 2002 between SPEEDCOM Wireless Corporation and DMG Legacy Fund, LLC.

4.19(4)	Secured Promissory Note dated April 26, 2002 between SPEEDCOM Wireless Corporation and DMG Legacy Institutional Fund LLC.

4.20(4)	Secured Promissory Note dated May 7, 2002 between SPEEDCOM Wireless Corporation and DMG Legacy Institutional Fund LLC.

4.21(4)	Secured Promissory Note dated April 26, 2002 between SPEEDCOM Wireless Corporation and DMG Legacy International LTD.

4.22(4)	Secured Promissory Note dated May 7, 2002 between SPEEDCOM Wireless Corporation and DMG Legacy International LTD.

4.23(4)	Letter Loan Agreement dated April 26, 2002.

4.24(4)	Security Agreement dated April 26, 2002.

4.25(4)	Letter Agreement dated April 26, 2002.

4.26(4)	Agreement to Vote Shares dated April 26, 2002.

4.27(5)	Secured Promissory Note dated June 10, 2002 between SPEEDCOM Wireless Corporation and SDS Merchant Fund, L.P.

4.28(5)	Secured Promissory Note dated June 11, 2002 between SPEEDCOM Wireless Corporation and SDS Merchant Fund, L.P.

4.29(5)	Secured Promissory Note dated June 12, 2002 between SPEEDCOM Wireless Corporation and SDS Merchant Fund, L.P.

4.30(5)	Secured Promissory Note dated June 25, 2002 between SPEEDCOM Wireless Corporation and DMG International LTD.

4.31(5)	Secured Promissory Note dated June 25, 2002 between SPEEDCOM Wireless Corporation and DMG Legacy Fund LLC.

4.32(5)	Secured Promissory Note dated June 25, 2002 between SPEEDCOM Wireless Corporation and DMG Legacy Institutional Fund LLC.

4.33(5)	Letter Loan Agreement dated June 10, 2002.

4.34(5)	Security Agreement dated June 10, 2002.

4.35	Secured Promissory Note dated August 8, 2002 between SPEEDCOM Wireless Corporation and DMG Legacy Fund LLC.

4.36	Secured Promissory Note dated August 8, 2002 between SPEEDCOM Wireless Corporation and DMG International LTD.

Number	Description

4.37	Secured Promissory Note dated August 8, 2002 between SPEEDCOM Wireless Corporation and DMG Legacy Institutional Fund LLC.

4.38	Letter Loan Agreement dated August 8, 2002.

4.39	Security Agreement dated August 8, 2002.

4.40	Secured Promissory Note dated September 18, 2002 between SPEEDCOM Wireless Corporation and DMG Legacy Fund LLC.

4.41	Secured Promissory Note dated September 18, 2002 between SPEEDCOM Wireless Corporation and DMG International LTD.

4.42	Secured Promissory Note dated September 18, 2002 between SPEEDCOM Wireless Corporation and DMG Legacy Institutional Fund LLC.

4.43	Letter Loan Agreement dated September 18, 2002.

4.44	Security Agreement dated September 18, 2002.

99.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.

99.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.

(1)	Incorporated by reference to the Form 10-QSB filed May 14, 2001.
(2)	Incorporated by reference to the Form 8-K filed July 2, 2001.
(3)	Incorporated by reference to the Form S-3 filed September 18, 2001.
(4)	Incorporated by reference to the Form 10-QSB filed May 14, 2002.
(5)	Incorporated by reference to the Form 10-QSB filed August 8, 2002.