Form 10KSB
period 2002-12-31
SPEEDCOM WIRELESS CORP
filed 2003-04-14
CIK 1014343

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-21061

SPEEDCOM WIRELESS CORPORATION

(Name of Small Business Issuer in its Charter)

Delaware	58-2044990
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7020 Professional Parkway East, Sarasota, FL 34240	(941) 907-2300
(Address of Principal Executive Offices)	(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common Stock, $0.001 par value	None
Preferred Stock, $0.001 par value	None
Class A Warrants	None

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

The issuer’s revenues for the most recent fiscal year ended December 31, 2002 were $7,676,327.

The aggregate market value of the common stock held by non-affiliates computed by reference to the $0.04 closing sales price on March 14, 2003 was $579,026.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act:  Yes  ☒  No  ☐

The number of shares of the issuer’s common stock outstanding as of March 14, 2003 was 14,490,664.

The following documents are incorporated by reference: Items 9, 10, 11 and 12 hereof are incorporated by reference from the issuer’s proxy statement to be filed with the SEC by April 30, 2003.

Transitional small business disclosure format (check one):  Yes  ☐  No  ☒

SPEEDCOM WIRELESS CORPORATION

FORM 10-KSB

For the Period Ended December 31, 2002

PART I

Item 1.    Description of Business

Company Overview

SPEEDCOM Wireless Corporation (SPEEDCOM) is a Delaware corporation. SPEEDCOM manufactures, configures and delivers a variety of broadband fixed-wireless products, including its award winning SPEEDLAN family of wireless Ethernet bridges and routers. Internet service providers, telecommunications carriers and other service providers, and private organizations in the United States of America and more than 80 foreign countries worldwide, use SPEEDCOM’s products to provide broadband “last-mile” wireless connectivity in various point-to-point and point-to-multipoint configurations at speeds up to 155 Megabits per second and distances up to 25 miles. SPEEDCOM’s products provide high-performance broadband fixed wireless solutions specifically designed for building-to-building local area network connectivity and wireless Internet distribution.

SPEEDCOM’s wireless products are designed to meet the “backbone” and “last-mile” needs of two distinct market sectors: the service provider market and the enterprise market. The service provider market is comprised of various Internet service providers and telecommunication carriers, which provide fixed wireless broadband Internet connectivity to business and residential customers. The enterprise market is comprised of corporations, schools, universities, governments and the military, which need wireless campus-wide private data networks. In both cases, SPEEDCOM’s wireless broadband products provide the user with lower cost of ownership and significantly reduced installation time compared to alternative wired solutions. Service providers and enterprise customers alike choose SPEEDCOM solutions based on their reputation for reliability, performance, service and value.

SPEEDCOM operates in a single dominant operating segment, as that term is defined in Statements on Financial Accounting Standards (SFAS) No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE. Also see Note 17 to the accompanying financial statements.

SPEEDCOM sells its wireless broadband products in domestic and international markets through both an indirect channel of distributors, resellers and Original Equipment Manufacturers and a direct sales force. SPEEDCOM sells its products in over 80 countries, with international sales amounting to approximately 46% and 53% of SPEEDCOM’s total 2002 and 2001 revenues, respectively. The following table reflects revenues by geographic area:

Geographic Area	2002	2001
North America	54%	47%
Africa	14%	12%
Asia and the Pacific Rim	11%	15%
Latin America	8%	16%
European Union	5%	3%
Other Foreign Areas	8%	7%

Industry Overview

The fixed wireless broadband market is at an early stage of development and is rapidly evolving. The outdoor fixed wireless broadband market is made up of two distinct sectors: the enterprise market, which is comprised of corporations, schools, universities, the military, and other similar private customers who use SPEEDCOM products and services to establish site-wide wireless networks; and the service provider market, which is comprised of Internet service providers and telecommunication carriers. These companies use SPEEDCOM’s products as integral components of their high performance “backbone” and/or “last-mile” networks that carry high-speed Internet, voice, video, and data technologies to their business and residential customers.

Fixed wireless networks use licensed, unlicensed or a combination of licensed and unlicensed radio frequencies to provide network access for both data and voice applications. SPEEDCOM’s wireless broadband network products are designed to run principally on unlicensed radio frequencies, often referred to as “public bands,” that do not require a license with the Federal Communications Commission (FCC) (the 2.4 Gigahertz Frequency and the 5.7 Gigahertz Frequency are unlicensed frequencies used by SPEEDCOM’s products). In the public bands, the industry has adopted standards for use of unlicensed frequencies and attempts to create compatibility among vendors, which is called the IEEE (Institute of Electrical and Electronics Engineers) 802.11b specification. However, this standard, which is more appropriate for indoor or short-range wireless connectivity, sacrifices speed and cost for compatibility and mobility. Because speed, range, and cost are most often more important to the users of fixed wireless equipment, SPEEDCOM offers a suite of products that do not strictly adhere to IEEE 802.11b and instead use slightly modified specifications that are specifically designed for outdoor fixed-wireless connectivity.

Also in the public band, frequency interference is a significant engineering concern. Currently, fixed wireless users can choose between two radio frequency technologies that are designed to minimize the risk of interference, known as Direct Sequence Spread Spectrum and Frequency Hopping Spread Spectrum. SPEEDCOM products generally use Direct Sequence Spread Spectrum, which provides for greater data throughput, longer range and less interference that SPEEDCOM’s customers require in their network products.

Although there are many standards and frequencies that companies can adhere to or utilize, the core technology employed in SPEEDCOM’s products is flexible enough to address the needs of both the licensed and unlicensed bands as well as the various types of transmission methods.

The market for SPEEDCOM’s products is very competitive, and it is expected that competition will increase in the future, both with respect to the products SPEEDCOM currently offers, and those that it may develop in the future. Within the wireless industry, business is intensely competitive and is characterized by rapid technological change, frequent introduction of new products and evolving industry standards. Management believes that SPEEDCOM’s principal competitive advantages in the fixed wireless broadband market include:

•	expertise and familiarity with unlicensed 2.4 Gigahertz spread spectrum technology, wireless data communication protocols and broadband technology;

•	product performance, features, functionality and reliability;

•	price/performance characteristics;

•	timeliness of new product introductions;

•	adoption of emerging industry standards;

•	customer service and support;

•	size and scope of distribution network; and

•	brand name.

Within the fixed wireless broadband equipment industry, the primary competitors are Airspan, Motorola, Proxim, Nokia, Aironet (part of Cisco Systems) and Alvarion. SPEEDCOM also experiences competition from a number of smaller companies that provide wireless data communication products. In addition, SPEEDCOM competes with offerings from local telephone companies and public telephone and telegraph operators around the world. These offerings typically consist of a data connection a customer leases from the local telephone operator, typically as part of a multi-year contract for services. SPEEDCOM’s products offer several advantages over telephone company based offerings: competitive performance, no recurring monthly payments, and return-on-investment often in less than six months. Because some telephone company based offerings can be used at distances greater than SPEEDCOM’s products, the two types of solutions may also act as a complimentary solution for a customer. While some telephone company offerings have the advantage of being able to connect buildings at distances greater than can be done using wireless products, the two types of connections are not mutually exclusive and can be used in combination to connect remote buildings.

Business Strategy

SPEEDCOM’s current strategy is to continue providing a complete line of wireless broadband products to sell to Internet service providers and private data network users. SPEEDCOM intends to accomplish this strategy primarily through its existing product line and the internal development of new products and services. SPEEDCOM also intends to promote the wider use of its products by establishing strategic relationships with partners who can reach additional segments of the market. Finally, SPEEDCOM may seek to merge with one or more companies which complement SPEEDCOM’s product offerings in order to facilitate growth. SPEEDCOM’s management may, from time to time, undertake other relevant and timely strategies that are considered appropriate to advance SPEEDCOM’s growth and viability.

Products

SPEEDCOM offers a complete line of wireless broadband equipment. SPEEDCOM’s high performance wireless bridge/router systems connect existing enterprise local area networks for point-to-point and point-to-multi-point, campus area, or metropolitan area networks. Within the current product line, SPEEDCOM offers eight SPEEDLAN products, which use unlicensed radio frequencies to communicate at 11 Megabits per second at distances up to 25 miles, and two licensed microwave products, which use licensed radio frequencies to communicate at 52 or 155 Megabits per second at distances up to ten miles. Because the performance and distance a particular product is capable of reaching varies depending on the end-user’s network configuration, topography, and other engineering variables, these network performance values may vary from application to application. SPEEDCOM derives revenue to a lesser extent from wireless equipment installation and field support services, which are contracted with its resellers and directly with end-users. These services include radio frequency site survey and path analysis, equipment installation and on site trouble shooting of problems during operation of the equipment.

SPEEDCOM is developing additional SPEEDLAN products with smaller size, greater functionality and greater ease of use for new markets. Currently, SPEEDCOM is developing a next generation of fixed wireless broadband products, which are to be based on the 802.11a and/or 802.16 standards, operating in the 5.7 Gigahertz band. We expect that the new products will deliver throughput at rates up to 54 Megabits per second, nearly five times as fast as today’s SPEEDLAN products. SPEEDCOM will utilize its own proprietary board design and software, utilizing many off the shelf radio components available from one of several manufacturers of 54 Megabits per second radio chip sets (currently being developed).

SPEEDCOM’s research and development expenses during the fiscal years ended December 31, 2002 and 2001 were $256,170 and $424,299, respectively.

Licensed Technology

In January 2001, SPEEDCOM acquired worldwide rights to PacketHop™, a wireless routing software developed by SRI International (SRI) for aggregate consideration of $1,599,500. Under the terms of the agreement, SPEEDCOM obtained rights to SRI’s PacketHop™ technology in the fixed wireless infrastructure market for certain specific frequencies below 6 Gigahetz. SRI received $360,000 in cash and a total of 325,000 shares of common stock of SPEEDCOM that was issued in four tranches. Each tranch was measured on the specific date that the stock was issued. As of December 31, 2002, the $360,000 in cash and the value of the shares at the date of grant less amortization are classified in Intellectual property, net on the balance sheet, and are being amortized using the straight-line method over the six year term of the agreement. A refined version of the PacketHop™ technology provides the mesh capabilities in SPEEDCOM’s 9000 series products.

Suppliers

Many of the key hardware and software components necessary for the assembly of SPEEDCOM’s products are only available from a single supplier or from a limited number of suppliers. SPEEDCOM has experienced delays and shortages in the supply of components in the past and could experience delays and shortages in the future. SPEEDCOM generally does not maintain a significant inventory of components and does not have many long-term supply contracts with its suppliers. As a result, there is a significant risk that SPEEDCOM may not have access to materials to meet its customers’ requirements. SPEEDCOM, on an on-going basis, searches for alternative vendors or analyzes whether in-house manufacturing would be more cost beneficial. In the event that a single supplier became unavailable, and another supplier could not be identified that manufactured the same product, SPEEDCOM would attempt to use an alternative product in the assembly or redesign the finished product.

Government Regulation

The use of radio frequencies in the United States of America is subject to regulation by the FCC. Current FCC regulations permit license-free operation in certain bands in the radio spectrum. SPEEDCOM’s spread spectrum wireless products are intended for operation in principally the unlicensed spectrum, primarily in the 2.4-2.4835 Gigahertz frequency bands. Operation in these frequency bands is governed by rules set forth in Part 15 of the FCC regulations governing Radio Frequency Usage. Part 15 rules are designed to minimize the probability of interference to other users of the same unlicensed spectrum. In the event that there is interference between Part 15 users, a higher priority, or “incumbent user” can require the other user to curtail transmissions that create interference.

As previously mentioned, SPEEDCOM’s spread spectrum wireless products are intended for operation in the principally unlicensed spectrum. In the unlikely event that the FCC suspended or curtailed the use of these unlicensed frequencies, SPEEDCOM would not be able to sell its products in the United States of America in their present form.

SPEEDCOM’s products are also subject to regulatory requirements in various international markets and, therefore, SPEEDCOM closely monitors the development of spread spectrum regulations in certain countries in which SPEEDCOM’s products are sold and that represent potential future markets. Some countries require safety and electromagnetic compatibility testing in order for SPEEDCOM to sell its products. Management of SPEEDCOM believes that it has maintained compliance with all international regulatory standards.

Sales and Marketing

Sales are generated through two primary means: direct sales to our larger strategic end customers and indirect sales through a distributor network consisting of telecommunications specialists who sell SPEEDCOM’s products to a local or regional customer base, as well as provide post installation service, if any.

SPEEDCOM currently employs 24 salespeople, technical support and system engineers who sell to certain end users (primarily Internet service providers and larger private data network clients). The sales force is also responsible for maintaining the distributor network sales channel. SPEEDCOM currently has over 350 distributors and other dealers.

Indirect sales (i.e., sales to dealers/value added resellers) have historically been SPEEDCOM’s main source of revenue. SPEEDCOM will continue to support this business channel, expanding both domestically and internationally. Telemarketing, supported by sales engineers for design services, provides the primary sales engines, augmented, in part, by a direct sales team to reach large corporate and institutional accounts as well as telecommunication carriers and Internet service providers.

SPEEDCOM recognizes revenue for financial reporting purposes upon shipment of the products to the customer, including when a distributor is involved in the transaction. Customers may exchange or return merchandise within 30 days if the product is found to be non-functional upon delivery. SPEEDCOM accrues a provision for estimated returns, based upon its actual historical return experience, concurrent with revenue recognition. SPEEDCOM also derives revenue from extended maintenance agreements, for periods of one to three years. Revenue on extended maintenance agreements is deferred and recognized on a straight-line basis over the term of the agreement.

Customers

No customer accounted for more than 10% of SPEEDCOM’s revenue for the years ended December 31, 2002 or December 31, 2001. In addition, no customer accounted for more than 10% of SPEEDCOM’s gross accounts receivable as of December 31, 2002. One customer accounted for 97% of SPEEDCOM’s lease receivable as of December 31, 2002. Two customers accounted for 31% of SPEEDCOM’s gross accounts receivable as of December 31, 2001. SPEEDCOM intends to continue to attempt to diversify and expand its customer base with its current limited resources and maintain overhead costs at low levels. A material curtailment of purchases by one or more significant customers of SPEEDCOM could have a material adverse effect on SPEEDCOM’s business, financial condition, and results of operations.

Employees

SPEEDCOM currently has approximately 60 full-time employees. None of SPEEDCOM’s employees are represented by a labor union and SPEEDCOM believes that its relations with its employees are good.

Item 2.    Description of Property

As of December 31, 2002, SPEEDCOM leased approximately 40,000 square feet of office and light industrial space in Sarasota, Florida, which included 8,000 square feet of manufacturing capacity, under a lease with a remaining term of approximately 12 years. SPEEDCOM’s rent, including maintenance, was approximately $59,000 per month for this facility. SPEEDCOM also leases offices in Barcelona, Sao Paulo, Singapore and Shanghai.

In February 2003, SPEEDCOM renegotiated the lease for the Sarasota property, reducing the square footage leased from approximately 40,000 to approximately 17,000, and reducing the monthly rent from approximately $59,000 per month to approximately $25,000 per month. As consideration for this lease modification, SPEEDCOM will pay to the landlord $100,000 for the lease modification and up to $150,000 for building modifications in order to convert the building from single tenant occupancy to multi-tenant occupancy. In March 2003, SPEEDCOM also began leasing 8,000 square feet in Sarasota, Florida from a landlord unaffiliated with its current landlord. This space will serve as SPEEDCOM’s new manufacturing facility. The rent for this facility will be approximately $4,500 per month.

Item 3.    Legal Proceedings

We are engaged from time to time in legal proceedings, none of which are expected to have a material effect on our business.

Item 4.    Submission of Matters to a Vote of Security Holders

This item is inapplicable, as there were no matters submitted to a vote of SPEEDCOM’s security holders during the fourth quarter of 2002.

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters

Common Stock Information

The following table sets forth the quarterly high and low per share closing sales price of SPEEDCOM’s common stock for the periods shown, as quoted on the OTC Bulletin Board until February 2001, as quoted on the NASDAQ SmallCap Market until August 2002, and as quoted on the OTC Bulletin Board thereafter. (SPEEDCOM was listed on the NASDAQ SmallCap Market in February 2001 and delisted from the NASDAQ SmallCap Market in August 2002). The quotations represent stock prices between dealers and do not include retail mark-up, markdown or commission and may not represent actual transactions.

2002	High	Low
First Quarter	$0.94	$0.42
Second Quarter	$0.69	$0.11
Third Quarter	$0.19	$0.02
Fourth Quarter	$0.07	$0.04

2001	High	Low
First Quarter	$9.13	$3.44
Second Quarter	$5.25	$2.00
Third Quarter	$2.70	$0.92
Fourth Quarter	$1.35	$0.43

Dividends have not been declared or paid during any periods presented.

As of March 14, 2003, there were approximately 1,200 stockholders of record of SPEEDCOM’s common stock (which amount does not include the number of stockholders whose shares are held of record by banks, brokerage houses or other institutions, but include each such institution as one stockholder).

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,050,396	$2.28	949,604
Equity compensation plans not approved by security holders	904,480	$2.21	—

Total	2,954,876	$2.26	949,604

Individual options granted through equity compensation plans not approved by security holders include the following:

Number of Options	Grant Date	Expiration Date	Exercise Price
16,044	3/19/94	6/30/03	$2.62
6,876	7/5/96	6/30/03	$2.62
6,668	4/25/98	6/30/03	$2.62
103,140	10/1/99	9/27/06	$2.62
331,092	12/7/99	9/20/06	$2.62
240,660	9/1/00	9/27/06	$3.49
200,000	5/9/01	9/27/06	$4.25

Recent Sales of Unregistered Securities

During the year ended December 31, 2002 SPEEDCOM sold the following securities, which were not registered under the Securities Act. The purchases and sales were exempt pursuant to Section 4(2) of the Securities Act (and/or Regulation D promulgated thereunder) as transactions by an issuer not involving a public offering, where the purchasers represented their intention to acquire the securities for investment only, not with a view to distribution, and received or had access to adequate information about the registrant.

1.	During 2002, 4,560,481 Series B $0.01 Warrants were exercised for 3,849,957 shares of common stock. These securities were issued to 14 investors, all of which are accredited investors on the dates indicated below.

Number of Shares	Date
11,049	6/17/02
247,225	6/21/02
570,000	8/26/02
600,000	8/28/02
108,992	9/9/02
422,758	9/12/02
22,649	9/17/02
113,713	9/25/02
42,277	10/16/02
555,143	11/1/02
1,156,151	12/26/02

Item 6.    Management’s Discussion and Analysis

The discussion in this document contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, such as statements concerning growth and future operating results; developments in markets and strategic focus; new products and product technologies; and future economic, business, and regulatory conditions. Such forward-looking statements are generally accompanied by words such as “plan”, “estimate”, “expect”, “believe”, “should”, “would”, “could”, “anticipate”, “may” and other words that convey uncertainty of future events or outcomes. These forward-looking statements and other statements made elsewhere in this report are made in reliance on the Private Securities Litigation Reform Act of 1995. The section below entitled “Certain Factors That May Affect Future Results, Financial Condition and Market Price of Securities” sets forth material factors that could cause actual results to differ materially from these statements.

Results of Operations

The following table sets forth the percentage of net revenues represented by certain items in SPEEDCOM’s Statements of Operations for the periods indicated.

	Fiscal Year Ended December 31,
	2002	2001
Net revenues	100%	100%
Cost of goods sold	59%	59%

Gross margin	41%	41%
Operating costs and expenses:
Salaries and related	39%	37%
General and administrative	31%	23%
Selling expenses	13%	12%
Provision for bad debt	6%	6%
Depreciation and amortization	9%	4%
Severance costs	8%	4%

	106%	86%

Loss from operations	(65)%	(45)%
Other expense:
Interest expense, net	(4)%	(21)%
Other expense, net	(1)%	(2)%

	(5)%	(23)%

Net loss before extraordinary items	(70)%	(68)%
Extraordinary loss from early extinguishment of debt	—	(26)%

Net loss	(70)%	(94)%
Assumed dividend from beneficial conversion feature of preferred stock	—	(37)%

Net loss attributable to common stockholders	(70)%	(131)%

Fiscal 2002 Compared to Fiscal 2001

Net revenues decreased 47% from approximately $14,460,000 for the year ended December 31, 2001 to approximately $7,676,000 for the year ended December 31, 2002. This decrease was due to unexpected delays in spending decisions by both potential and current customers during 2002 as compared to 2001. This factor, combined with the challenging economic environment in both the United States of America and overseas, contributed to disappointing results. Revenues from customers in foreign geographic areas decreased to 46% of revenues for the year ended December 31, 2002 as compared to 53% of revenues the year ended December 31, 2001. The percentage of sales from international customers is expected to remain relatively constant during the year ended December 31, 2003.

Cost of goods sold decreased 47% from approximately $8,567,000 for the year ended December 31, 2001 to approximately $4,502,000 for the year ended December 31, 2002, due to decreases in SPEEDCOM’s revenues. However, as a result of managing product costs and maintaining pricing levels, gross margin as a percentage of sales increased slightly to 41.3% during the year ended 2002, compared to 40.7% during the year ended December 31, 2001.

Salaries and related, general and administrative and selling expenses decreased by 39% from approximately $10,458,000 for the year ended December 31, 2001 to approximately $6,372,000 for the year ended December 31, 2002. This decrease was primarily due to a decrease in salaries and related expenses of approximately $2,369,000 related to decreased headcount, a decrease in general and administrative expenses of approximately $1,029,000 related to reduced spending on professional services, travel, investor relations, and consultants, partially offset by increases in rent expense, and a decrease in selling expenses of approximately $688,000 related primarily to reduced trade show participation.

Provision for bad debts decreased 52% from approximately $873,000 during the year ended December 31, 2001 to approximately $420,000 for the year ended December 31, 2002. During the year ended December 31, 2002, SPEEDCOM converted two of its leases receivable, recorded at approximately $1,290,000, into a new lease receivable with approximately $336,000 which was due and collected immediately, five payments of $50,000 due over a five-month period and a balloon payment of approximately $328,000 due in August 2002. As a result of this restructuring of the leases, SPEEDCOM recorded a provision for bad debt of approximately $395,000 for the year ended December 31, 2002.

In the fourth quarter of 2000 and in the first and second quarters of 2001, SPEEDCOM sold products from its SPEEDLAN product line for approximately $574,000 to a large Korean based company (Korean Customer). One of the major clients of SPEEDCOM’s customer declared bankruptcy early in 2001, which had a significant financial impact on the Korean Customer. SPEEDCOM recorded a provision for bad debt of approximately $456,000 during the year ended December 31, 2001 related to the remaining balance of the receivable. Excluding these two significant unusual items in each of the years, provisions for bad debts decreased 94% from approximately $417,000 for the year ended December 31, 2001 to approximately $25,000 during the year ended December 31, 2002. The decrease is a result of significantly lower accounts receivable balances at 2002 compared to 2001 plus the use of letters of credit and other instruments that had the effect of minimizing credit risk in 2002.

During the year ended December 31, 2002, SPEEDCOM recorded severance costs of approximately $630,000 in accordance with the separation agreements, as amended, between SPEEDCOM and its former Chief Executive Officer and its former Chief Operating Officer. The costs include severance pay and other employee benefits, including amounts to be paid over future periods and the write off of Notes receivable-related party, as discussed below. During 2001, SPEEDCOM sold its InstallGuys division to SPEEDCOM’s former Chief Executive Officer. In return, SPEEDCOM received two 6% secured promissory notes in the aggregate principal amount of approximately $211,000. In October 2001, SPEEDCOM loaned InstallGuys an additional $50,000 at 6% interest. The notes and interest were due in August 2004. As a stipulation to the separation agreement, as amended, between SPEEDCOM and its former Chief Executive Officer, SPEEDCOM forgave all indebtedness owed by InstallGuys. Consequently, SPEEDCOM charged the Notes receivable-related party to severance expense during the year ended December 31, 2002.

During the year ended December 31, 2001, SPEEDCOM recorded severance costs of approximately $532,000, reflecting employee termination costs relating to staff reductions. The staff reductions included 20 employees (two at the executive management level) and were completed in the third and fourth quarters of 2001. The costs include severance pay and other employee benefits, including amounts to be paid over future periods. SPEEDCOM is currently in default on the two executive management severance agreement payment plans.

Interest expense decreased from approximately $3,173,000 for the year ended December 31, 2001 to approximately $396,000 for the year ended December 31, 2002. This decrease was due to notes payable and loans from stockholders that were converted to preferred stock during 2001. The conversion of the loans to preferred stock triggered substantial interest expense related to the unamortized portion of the discount on the convertible loans. Interest income decreased from approximately $111,000 for the year ended December 31, 2001 to approximately $64,000 for the year ended December 31, 2002 as a result of fewer leasing agreements.

SPEEDCOM recorded an extraordinary loss from the early extinguishment of debt related to the conversions of loans and debt to preferred stock and warrants during 2001 of approximately $3,786,000. When the nonconvertible loans originated, value was allocated to warrants based on the Black-Scholes pricing model. This value was being amortized over the maturity of the loans. When the loans were converted to preferred stock,

Series A Warrants and Series B Warrants, the difference in the carrying value as compared to the combined fair value of the warrants and preferred stock was immediately expensed to loss from the early extinguishment of debt.

Net loss attributable to common stockholders decreased 72% from approximately $18,944,000, or $1.96 per share, in 2001 to approximately $5,356,000, or $0.47 per share, in 2002 as a result of the foregoing factors.

During 2001, SPEEDCOM converted (i) redeemable preferred stock, (ii) Series A Warrants, (iii) Series B Warrants that were issued in June 2001, and (iv) loans to stockholders in exchange for (i) preferred stock, (ii) Series A Warrants, and (ii) Series B Warrants. This conversion was due to SPEEDCOM’s commitment to the holders of its redeemable preferred stock and warrants issued in June 2001 that if SPEEDCOM issued similar instruments at more favorable terms, SPEEDCOM would adjust the terms of the securities issued in June 2001 to be equal to the more favorable terms. As such, the conversion ratio was changed to two shares of common stock for each share of preferred stock rather than the ratio of one share of common stock for each share of preferred stock applicable to the preferred stock issued in June 2001. SPEEDCOM has recorded an assumed dividend of approximately $2,292,000, which equals the increase in the intrinsic value of the preferred stock based on the incremental number of shares of common stock that may be obtained on conversion of the preferred stock into common stock valued at the price per share on the date of issuance.

Also in 2001, SPEEDCOM issued (i) preferred stock, (ii) Series A Warrants, and (iii) Series B Warrants for approximately $2,397,000 in cash, net of stock issuance costs. The preferred stock has a beneficial conversion feature valued at approximately $1,479,000 based on the value of the warrants and the ability to convert the preferred stock to two shares of common stock. This amount is recorded as an assumed dividend from beneficial conversion feature because the preferred stock was convertible when issued.

The terms of the preferred stock provide that if SPEEDCOM has not executed a definitive agreement with respect to a bona fide merger, stock sale or sale of all or substantially all of SPEEDCOM’s assets which would result in a change of control of SPEEDCOM prior to December 28, 2001, the conversion price shall be adjusted so that each share of preferred stock shall convert into 2.25 shares of common stock. Because SPEEDCOM did not meet these terms, the conversion price of the preferred stock was adjusted so that each share of preferred stock shall convert into 2.25 shares of common stock. During the year ended December 31, 2001, SPEEDCOM recorded an assumed dividend from beneficial conversion feature of approximately $1,502,000, which equals the increase in the intrinsic value of the preferred stock based on the incremental number of shares of common stock that may be obtained on conversion of the preferred stock into common stock valued at the price per share on the issuance dates.

Taxes

At December 31, 2002, SPEEDCOM had net operating loss carryforwards (NOLs) for federal income tax purposes of approximately $21,618,000. The NOLs expire at various dates through the year 2022. Utilization of SPEEDCOM’s net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such annual limitation could result in the expiration of the net operating loss before utilization.

Liquidity and Capital Resources

SPEEDCOM’s financial statements are prepared on a going-concern basis, which assumes that SPEEDCOM will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, SPEEDCOM incurred operating losses of approximately $4,953,000 and $6,603,000 and negative cash flows from operations of approximately $2,368,000 and $6,142,000 for the years ended December 31, 2002 and 2001, respectively. In addition, SPEEDCOM’s cash flows from operations for the year ended December 31, 2003 are currently projected to be insufficient to finance projected operations without funding from other sources. These conditions raise substantial doubt as to the ability of SPEEDCOM to continue its normal business operations as a going concern.

Management’s plans to sustain SPEEDCOM’s operations include augmenting revenue opportunities, curtailing operating expenses as a percentage of revenue and raising additional capital from external sources. During the year ended December 31, 2002, management effectively lowered its operating expenses by approximately $4,369,000 over amounts incurred during the year ended December 31, 2001. In addition, during the years ended December 31, 2002 and 2001, respectively, management raised cash of $2,928,000 and $6,769,000 from loans from stockholders, of which approximately $6,027,000 was eventually converted to equity. In addition, during 2001, SPEEDCOM generated approximately $2,010,000 from the sale of preferred stock and warrants and approximately $299,000 from accounts receivable factoring arrangements. While management is actively addressing multiple sources of capital, there can be no assurance that SPEEDCOM will generate adequate cash from these and similar sources during 2003. The financial statements do not include any adjustments that may arise as a result of this uncertainty. SPEEDCOM was able to borrow $340,000 in January 2003, at a 15% interest rate, due December 31, 2003. SPEEDCOM was also able to borrow $400,000 in March 2003 through a convertible promissory note, at a 10% interest rate for the first six months and a 13% interest rate for the remainder of the term of the note, due March 21, 2005.

During the year ended December 31, 2002, SPEEDCOM used approximately $2,368,000 of cash for operating activities. This was primarily due to SPEEDCOM’s net loss for the period and decreases in accounts payable and accrued expenses partially offset by decreases in accounts receivable and leases receivable. SPEEDCOM purchased approximately $26,000 of fixed assets during the year ended December 31, 2002 as compared to approximately $493,000 during the same period in 2001. SPEEDCOM does not have any material commitments for capital expenditures in the future. SPEEDCOM received approximately $2,459,000 from its financing activities primarily through proceeds from stockholder loans, partially offset by net payments on factored accounts receivable. As of December 31, 2002, SPEEDCOM had cash of approximately $346,000.

During the year ended December 31, 2002, SPEEDCOM borrowed an aggregate $2,928,000 from three institutional investors who are shareholders. As a stipulation to these loans, the term of all outstanding Series B Warrants of SPEEDCOM dated August 23, 2001 was extended to October 14, 2002. In October 2002, the Board of Directors extended the term of these Series B Warrants to December 28, 2002. All Series B Warrants were exercised before their December 28, 2002 expiration date. The loans bear an interest rate of 15% and are payable December 31, 2003.

During the year ended December 31, 2001, SPEEDCOM used approximately $6,142,000 of cash for its operating activities. This was primarily due to increases in accounts receivable and its net loss for the period, partially offset by the extraordinary charge related to the early conversion of debt and amortization of discounts related to that debt. SPEEDCOM purchased approximately $493,000 of fixed assets during the year ending December 31, 2001. SPEEDCOM does not have any material commitments for capital expenditures in the future. To fund this growth in assets and sales, SPEEDCOM raised approximately $8,779,000 primarily through the issuance of promissory notes and loans from stockholders and the conversion of these notes and loans to preferred stock. As of December 31, 2001, SPEEDCOM had cash of approximately $274,000.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We evaluate our estimates and judgments on an  on-going basis. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances. Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate and different assumptions or estimates about the future could change our reported results. We believe the following accounting policies are the most critical to us, in that they are important to the portrayal of our financial statements and they require our most difficult, subjective or complex judgments in the preparation of our financial statements:

Revenue Recognition:     We recognize revenue on our wireless communications products in accordance with SEC Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS. Under these guidelines, we defer revenue recognition on transactions if any of the following exist: persuasive evidence of an arrangement does not exist, title has not transferred, product payment is contingent upon performance of installation or service obligations, the price is not fixed or determinable, or payment is not reasonably assured. We accrue a provision for estimated returns concurrent with revenue recognition. In addition, we defer revenue associated with long-term customer maintenance contracts. The value of these contracts is recognized on a straight-line basis over the length of the customer contract.

Allowances for Doubtful Accounts:    Allowances for doubtful accounts receivable are maintained based on historical payment patterns, aging of accounts receivable, and actual write-off history. Allowances are also maintained for future sales returns and allowances based on an analysis of recent trends of product returns.

Impairment of Long-Lived Assets:    In assessing the recoverability of SPEEDCOM’s long-lived assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets.

Inventory Reserves:    SPEEDCOM’s inventories are valued at the lower of cost or market. Under certain market conditions, estimates and judgments regarding the valuation of inventory are employed by management to value inventory properly.

Commitments and Off Balance Sheet Instruments

SPEEDCOM’s only material commitments involve leases for office and manufacturing facilities and computer and office equipment under operating leases. Rent expense under operating leases, amounted to $801,835 and $547,054 for the years ended December 31, 2002 and 2001, respectively. Future noncancellable lease payments under operating leases for each year ended December 31 are as follows: 2003—$760,480;  2004—$733,895; 2005—$719,543; 2006—$705,018; 2007—$704,760 and thereafter—$6,166,650.

During 2002, SPEEDCOM entered into several payment plan agreements with vendors that set up monthly commitments by SPEEDCOM to pay off balances that were past due. SPEEDCOM is currently in default on some of these payment obligations.

SPEEDCOM also has three employment contracts, which guarantee that if a change of control occurs, the employee may elect to resign from SPEEDCOM and receive a lump sum payment of six month’s salary, in the case of two contracts and 12 month’s salary, in the case of one contract. In 2002, a change of control, as defined in the agreements, did occur. However, there has not been any indication that the employees covered under the employment contracts are considering resigning from SPEEDCOM.

Recent Accounting Pronouncements

SFAS No. 148, ACCOUNTING FOR STOCK BASED COMPENSATION—TRANSITION AND DISCLOSURE (SFAS No. 148):

During December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148. SFAS No. 148 establishes standards for two alternative methods of transition to the fair value method of accounting for stock-based employee compensation under SFAS No. 123, ACCOUNTING FOR STOCK BASED

COMPENSATION (SFAS No. 123). SFAS No. 148 also amends and augments the disclosure provisions of SFAS No. 123 and the Accounting Principles Board (APB) No. 28, INTERIM FINANCIAL REPORTING to require disclosure in the summary of significant accounting policies for all companies the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The transition standards and disclosure requirements of SFAS No. 148 are effective for fiscal years and interim periods ending after December 15, 2002.

SFAS No. 148 does not require SPEEDCOM to transition from the intrinsic approach provided in APB  No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES (APB No. 25). In addition, SPEEDCOM does not currently plan to transition to the fair value approach in SFAS No. 123. However, SPEEDCOM has adopted the additional disclosure requirements of SFAS No. 148 in this annual report.

FASB Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (Interpretation 45):

During November 2002, the FASB issued Interpretation 45. Under Interpretation 45 guarantees, contracts and indemnification agreements are required to be initially recorded at fair value. Current practice provides for the recognition of a liability only when a loss is probable and reasonably estimable, as those terms are defined under SFAS No. 5, ACCOUNTING FOR CONTINGENCIES. In addition, Interpretation 45 requires significant new disclosures for all guarantees even if the likelihood of the guarantor’s having to make payments under the guarantee is remote. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. The initial recognition and measurement provisions of Interpretation 45 are applicable on a prospective basis to guarantees, contracts or indemnification agreements issued or modified after December 31, 2002.

SPEEDCOM currently has no guarantees, contracts or indemnification agreements that would require fair value treatment under the new standard.

SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES (SFAS No. 146):

During July 2002, the FASB issued SFAS No. 146. SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING) (EITF 94-3). SFAS No. 146 requires the recognition of a liability for costs associated with exit or disposal activities when the liability is actually incurred. Under EITF 94-3, such costs were generally recognized in the period in which an entity committed to an exit plan or plan of disposal. While both standards covered costs associated with one-time termination benefits (e.g. severance pay or stay-bonus arrangements), SFAS No. 146 provides standards that provide for the timing of recognition of these types of benefits. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002.

Management’s plans with respect to the continuation of SPEEDCOM are described in Note 2. While there is currently no specific plans to exit activities as part of these plans, any such activity would require the application of SFAS No. 146. During 2002, SPEEDCOM incurred severance costs as described in Note 16. While SPEEDCOM’s accounting for the severance cost followed EITF 94-3, there would have been no material difference had SFAS No. 146 been in effect.

SFAS No. 145 Rescission of SFAS No. 4, 44 and 64, Amendment of SFAS No. 13 and TECHNICAL CORRECTIONS (SFAS 145):

During April 2002, the FASB issued SFAS No. 145. SFAS No. 145 rescinds SFAS No. 4, REPORTING GAINS AND LOSSES FROM EXTINGUISHMENTS OF DEBT (SFAS No. 4), which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result of the rescission of SFAS No. 4, the classification of gain and losses arising from debt extinguishments requires consideration of the criteria for extraordinary accounting treatment provided in APB No. 30, REPORTING THE RESULTS OF OPERATIONS. In the absence of SFAS No. 4, debt extinguishments that are not unusual in nature and infrequent in occurrence would be treated as a component of net income or loss from continuing operations. SFAS No. 145 is effective for financial statements issued for fiscal years beginning after May 15, 2002.

During the year ended December 31, 2001, SPEEDCOM properly recorded a loss on the early extinguishments of debt of approximately $3,786,000 as an extraordinary item on the statement of operations. In the absence of SFAS No. 4, caused by SFAS No. 145, such transaction would not have met the criteria for extraordinary treatment. Management has elected not to early adopt SFAS No. 145 in connection with its current annual report, which is permissible under the standard. Had management early adopted the standard, the loss on early extinguishments recognized in 2001 would have been reclassified as other expense in the accompanying financial statements.

Certain Factors That May Affect Future Results, Financial Condition and Market Price of Securities

Our auditors included a “going concern” uncertainty emphasis paragraph in their report on our financial statements for the year ended December 31, 2002. The rationale for the inclusion of this qualification is set forth in Note 2 to our audited financial statements, which provides as follows:

The accompanying financial statements are prepared on a going-concern basis, which assumes that SPEEDCOM will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, SPEEDCOM incurred operating losses of approximately $4,953,000 and $6,603,000 and negative cash flows from operations of approximately $2,368,000 and $6,142,000 for the years ended December 31, 2002 and 2001, respectively. In addition, SPEEDCOM’s cash flows from operations for the year ended December 31, 2003 are currently projected to be insufficient to finance projected operations, without funding from other sources. These conditions raise substantial doubt as to the ability of SPEEDCOM to continue its normal business operations as a going concern.

Management’s plans to sustain SPEEDCOM’s operations include augmenting revenue opportunities, curtailing operating expenses as a percentage of revenue and raising additional capital from external sources. During the year ended December 31, 2002, management effectively lowered its operating expenses by approximately $4,369,000 over amounts incurred during the year ended December 31, 2001. In addition, during the years ended December 31, 2002 and 2001, respectively, management raised cash of $2,928,000 and $6,769,000 from loans from stockholders, of which approximately $6,027,000 was eventually converted to equity. In addition, during 2001, SPEEDCOM generated approximately $2,010,000 from the sale of preferred stock and warrants and approximately $299,000 from accounts receivable factoring arrangements. While management is actively addressing multiple sources of capital, there can be no assurance that SPEEDCOM will generate adequate cash from these and similar sources during 2003. The financial statements do not include any adjustments that may arise as a result of this uncertainty. SPEEDCOM was able to borrow $340,000 in January 2003, at a 15% interest rate, due December 31, 2003. SPEEDCOM was also able to borrow $400,000 in March 2003 through a convertible promissory note, at a 10% interest rate for the first six months and a 13% interest rate for the remainder of the term of the note, due March 21, 2005.

It is essential that we obtain additional financing by the end of the second quarter of 2003 to continue operating as a going concern. This additional capital could come from the sale of common or preferred stock, from borrowings, or from a strategic transaction such as a merger. There can be no assurance, however, that we will be successful in obtaining the additional capital we require.

If we are unsuccessful in raising that capital we may not have sufficient funding to purchase necessary goods and services to execute our business plan. SPEEDCOM’s 2003 and 2004 business plans include products that have initial lead times for component parts that are longer than older product lines and that require deposits upfront. SPEEDCOM will need to raise additional capital to fund these longer lead times for purchasing inventory in order to execute its 2003 and 2004 business plans.

If this capital is not obtained, additional changes in SPEEDCOM’s cost structure could be required, such as employee terminations. In addition, our failure to obtain additional capital could result in our being unable to continue as a going concern.

SPEEDCOM has a history of losses and may never achieve or sustain profitability.

SPEEDCOM has incurred significant losses since its inception, and expects to continue to incur net losses through at least the third quarter of 2003. Although SPEEDCOM intends to decrease operating expenses as a percentage of revenue, our revenues may not grow or even continue at their current level. If revenues do not rapidly increase or if expenses increase at a greater pace than revenues, SPEEDCOM will never become profitable.

We may not be able to compete successfully in the fixed wireless broadband market in view of rapid technological change and the resources required to deal with technological change.

The fixed wireless broadband market is at an early stage of development and is rapidly evolving. The markets for our products and the technologies utilized in the industry in which we operate evolve rapidly and depend on key technologies, including wireless local area networks, wireless packet data, modem, and radio technologies. As is typical for a new and rapidly evolving industry, demand and market acceptance for recently introduced wireless networking products and services are subject to a high level of uncertainty. Market acceptance of particular products cannot be predicted; however, it is likely that new products will not be generally accepted unless they operate at higher speeds and are sold at lower prices. While the number of businesses recognizing the value of wireless solutions is increasing, we do not know whether sufficient demand for our products will emerge and become sustainable. Prospects must be evaluated due to the risks encountered by a company in the early stages of marketing new products or services, particularly in light of the uncertainties relating to the new and evolving markets in which we operate. There can be no assurance that we will succeed in addressing any or all of these risks, and our failure to do so would reduce demand for SPEEDCOM’s products.

We could encounter future competition from larger wireless, computer, and networking equipment companies. We could also encounter additional future competition from companies that offer products that replace or are alternatives to radio frequency wireless solutions. These products include, for example, products based on infra-red technology, products based on laser technology, systems that utilize existing telephone wires or cables within a building as a wired network backbone, and satellite systems outside of buildings.

Major changes could render products and technologies obsolete or subject to intense competition from alternative products or technologies or by improvements in existing products or technologies. For example, Internet access and wireless local loop equipment markets may stop growing as a result of the development of alternative technologies, such as fiber optic, coaxial cable, or satellite systems. Also, new or enhanced products developed by other companies may be technologically incompatible with SPEEDCOM’s products and render our products obsolete.

Many of SPEEDCOM’s current and potential competitors have significantly greater financial, marketing, technical and other resources and, as a result, may be able to respond more quickly to new or emerging technologies or standards and to changes in customer requirements, or to devote greater resources to the development, promotion, and sale of products or to deliver competitive products at a lower end user price. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of SPEEDCOM’s existing and prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition could result in price reductions, reduced operating margins, and loss of market share by SPEEDCOM.

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

If our suppliers are unable to deliver or ration components to us, we could experience interruptions and delays in manufacturing and sales, which could result in the cancellation of orders for products or the need to modify products. This may cause substantial delays in product shipments, increased manufacturing costs, and increased product prices. Further, we may not be able to develop alternative sources for these components in a timely way, if at all, and may not be able to modify our products to accommodate alternative components. These factors could damage our relationships with current and prospective customers over a period lasting longer than any underlying shortage or discontinuance.

Indirect distribution channels may result in increased costs and lower margins.

To increase revenues, we have increased the number of our distribution partners. SPEEDCOM has invested significant resources to develop these indirect channels. These efforts may not generate the revenues necessary to offset such investments. We may be dependent upon the acceptance of our products by distributors and their active marketing and sales efforts relating to our products. The distributors to whom we sell products are independent and are not obligated to deal with SPEEDCOM exclusively. Because SPEEDCOM does not generally fulfill orders by end users of its products sold through distributors, SPEEDCOM will be dependent upon the ability of distributors accurately to forecast demand and maintain appropriate levels of inventory. Management expects that SPEEDCOM’s distributors will also sell competing products. These distributors may not continue, or may not give a high priority to, marketing and supporting our products. This and other channel conflicts could result in diminished sales through the indirect channels. Additionally, because lower prices are typically charged on sales made through indirect channels, increased indirect sales could adversely affect the average selling prices and result in lower gross margins. SPEEDCOM may modify the number of distribution partners that it utilizes in the future.

Our international operations and sales involve significant risks that could reduce sales and increase expenses.

We anticipate that revenues from customers outside North America will continue to account for a significant portion of our total revenues for the foreseeable future. Expansion of international operations has required, and will continue to require, significant management attention and resources. In addition, we remain heavily dependent on distributors to market, sell, and support our products internationally. International operations are subject to additional risks, including the following:

•	difficulties of staffing and managing foreign operations due to time differences, language barriers, and staffing constraints in the foreign sales offices;

•	longer customer payment cycles and greater difficulties in collecting accounts receivable increase the amount of time that we have to fund our purchase of the inventory sold;

•	unexpected changes in regulatory requirements, exchange rates, trading policies, tariffs, and other barriers could increase our costs;

•	uncertainties of laws and enforcement relating to the protection of intellectual property could allow competitors to infringe on our technology;

•	limits on the ability to sue and enforce a judgment for accounts receivable increase the risk of bad debt expense;

•	potential adverse tax consequences could create additional expense; and

•	political and economic instability in certain foreign countries could limit our sales in those regions.

Our common stock price is volatile.

Our common stock and the stock market in general have experienced significant price and volume fluctuations in recent years, and the market prices of technology companies have been highly volatile. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against that company. If such litigation were initiated against SPEEDCOM, that could result in substantial costs and divert management’s attention.

Our common stock was delisted from the NASDAQ SmallCap Market, which may make it more difficult to sell shares of our common stock.

Effective August 22, 2002, our common stock was delisted from the NASDAQ SmallCap Market, and currently trades on the OTC Bulletin Board. The OTC Bulletin Board is a less liquid market than the NASDAQ SmallCap Market. As a result, our shares may be more difficult to sell because potentially smaller quantities of shares could be bought and sold, transactions could be delayed and security analyst and news coverage of our company may be reduced. These factors could result in lower prices and larger spreads in the bid and ask prices for our shares.

We are obligated to issue a substantial number of shares of our common stock upon conversion of preferred stock and exercise of warrants that are outstanding.

If the holders of our preferred stock and warrants elect to convert their preferred stock and exercise their warrants in order to sell the underlying shares of common stock, it will substantially increase the number of shares of our common stock outstanding. The exercise or conversion of a substantial number of SPEEDCOM’s convertible securities may depress the market price of the common stock and will decrease the relative voting power of existing common stockholders. Should a significant number of SPEEDCOM’s convertible securities be exercised or converted, the resulting increase in the amount of our common stock in the public market could have a substantial dilutive effect on SPEEDCOM’s outstanding common stock. Public resales of our common stock following the exercise or conversion of the securities may depress the prevailing market price of our common stock.

Under the anti-dilution provisions of our preferred stock, if SPEEDCOM issues common stock or common stock equivalents at a purchase price, conversion price, or warrant or option exercise price that is less than the current preferred stock conversion price of $1.125 per share, the conversion price of the preferred stock will be reduced using a customary weighted average basis formula. Under the anti-dilution provisions of warrants issued in August 2001, (1) the exercise price will be lowered to equal the purchase price, conversion price, or warrant or option exercise price for any common stock or common stock equivalent issued (other than to employees) at a purchase price, conversion price, or warrant or option exercise price less than the current per share exercise price of the applicable warrants ($2.50 in the case of Series A Warrants), and (2) the number of warrants will be increased by the same percentage as the percentage by which the exercise price is reduced. Alternatively, (1) the exercise price will be reduced by the percentage by which the purchase price, conversion price, or warrant or option exercise price of any issued security (others than to employees) is less than the current market price of the common stock, and (2) the number of warrants will be increased by the same percentage as the percentage by which the exercise price is reduced, if this formula results in a lower exercise price than the adjustment described in the preceding sentence. Similar anti-dilution provisions apply to outstanding warrants to acquire 513,333 shares of our common stock at an exercise price of $2.50 per share.

Our concentrated ownership structure means that our controlling stockholders could control the outcome of any stockholder vote.

Michael W. McKinney and Barbara McKinney currently control a substantial portion of SPEEDCOM’s common stock. Therefore, certain corporate actions, which the Board of Directors may deem advisable for the stockholders of SPEEDCOM as a whole, may not be approved by the common stockholders if submitted to a vote, unless Michael W. McKinney or Barbara McKinney approve the action.

If the holders of our preferred stock elect to convert their preferred stock and exercise their warrants to shares of common stock, it will decrease the relative voting power of existing common stockholders, and the preferred stockholders will control a majority of our common stock. In such event, the former preferred stockholders, in their capacity as common stockholders, would be in a position to control our company.

SPEEDCOM is subject to extensive and unpredictable government regulation, which could make our products obsolete, raise our development costs and create opportunities for other competitors.

SPEEDCOM is subject to various FCC rules and regulations in the United States of America and to other government regulations abroad. There can be no assurance that new FCC regulations will not be promulgated or that existing regulations outside of the United States of America would not adversely affect international marketing of SPEEDCOM’s products.

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

Item 7.    Financial Statements

Report of Certified Public Accountants

Board of Directors

SPEEDCOM Wireless Corporation

We have audited the accompanying balance sheet of SPEEDCOM Wireless Corporation as of December 31, 2002 and the related statements of operations, changes in stockholders’ (deficit) equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SPEEDCOM Wireless Corporation at December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that SPEEDCOM Wireless Corporation will continue as a going concern. As more fully described in Note 2, the Company has incurred recurring operating losses, negative cash flows from operations and has negative working capital and a stockholder’s deficit at December 31, 2002. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with respect to these conditions are also discussed in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/    AIDMAN, PISER & COMPANY, P.A.

Tampa, Florida

January 31, 2003

Report of Independent Certified Public Accountants

Board of Directors

SPEEDCOM Wireless Corporation

We have audited the accompanying balance sheet of SPEEDCOM Wireless Corporation as of December 31, 2001 and the related statements of operations, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SPEEDCOM Wireless Corporation at December 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that SPEEDCOM Wireless Corporation will continue as a going concern. As more fully described in Note 2, the Company has incurred recurring operating losses and has negative cash flows from operations. At the present time, the Company is seeking additional debt or equity funding but has no commitments in place. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/    ERNST & YOUNG LLP

Tampa, Florida

March 22, 2002

SPEEDCOM WIRELESS CORPORATION

BALANCE SHEETS

	December 31,
	2002	2001
ASSETS
Current assets:
Cash	$346,361	$273,614
Restricted cash	—	42,724
Accounts receivable, net of allowances of $162,738 and $231,278 in 2002 and 2001, respectively	520,164	1,883,533
Current portion of leases receivable	248,993	778,030
Inventories, net of reserves of $233,636 and $67,091 in 2002 and 2001, respectively	1,523,734	1,825,234
Prepaid expenses and other current assets	53,039	146,593

Total current assets	2,692,291	4,949,728
Property and equipment, net	625,400	1,034,558
Leases receivable, net of current portion	—	811,103
Notes receivable—related party	—	267,126
Other assets	112,117	122,104
Intellectual property, net	1,096,125	1,372,937

Total assets	$4,525,933	$8,557,556

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$1,135,405	$2,455,803
Advance from factor	—	298,676
Accrued expenses	930,949	892,170
Due to related parties	3,106,414	239,970
Current portion of deferred revenue	20,939	74,911
Current portion of notes and capital leases payable	64,606	33,174

Total current liabilities	5,258,313	3,994,704
Deferred revenue, net of current portion	4,626	13,517
Notes and capital leases payable, net of current portion	14,100	39,254
Stockholders’ (deficit) equity:
Common stock, $.001 par value, 250,000,000 shares authorized, 14,490,664 and 10,122,113 shares issued and outstanding in 2002 and 2001, respectively	14,490	10,122
Preferred stock, $4.50 stock liquidation value per share, 10,000,000 shares authorized, 3,835,554 and 3,835,554 shares issued and outstanding in 2002 and 2001, respectively	5,455,702	5,455,702
Additional paid-in capital	17,800,749	17,710,477
Accumulated deficit	(24,022,047)	(18,666,220)

Total stockholders’ (deficit) equity	(751,106)	4,510,081

Total liabilities and stockholders’ (deficit) equity	$4,525,933	$8,557,556

See accompanying notes.

SPEEDCOM WIRELESS CORPORATION

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2002	2001
Net revenues	$7,676,327	$14,459,762
Cost of goods sold	4,502,460	8,566,689

Gross margin	3,173,867	5,893,073
Operating costs and expenses:
Salaries and related	3,007,659	5,376,486
General and administrative	2,347,006	3,375,607
Selling expenses	1,017,760	1,705,715
Provision for bad debt	419,585	873,363
Depreciation and amortization	704,795	632,960
Severance costs	629,814	531,769

	8,126,619	12,495,900

Loss from operations	(4,952,752)	(6,602,827)

Other income (expense):
Interest expense	(395,676)	(3,173,099)
Interest income	63,646	110,885
Other expense, net	(71,045)	(219,387)

	(403,075)	(3,281,601)

Loss before extraordinary items	(5,355,827)	(9,884,428)
Extraordinary loss from early extinguishment of debt	—	(3,786,369)

Net loss	(5,355,827)	(13,670,797)
Assumed dividend from beneficial conversion feature of preferred stock	—	(5,273,515)

Net loss attributable to common stockholders	$(5,355,827)	$(18,944,312)

Net loss per common share before extraordinary item (net of assumed dividend):
Basic and diluted	$(0.47)	$(1.57)

Extraordinary loss per common share:
Basic and diluted	—	$(0.39)

Net loss per common share attributable to common stockholders:
Basic and diluted	$(0.47)	$(1.96)

Shares used in computing basic and diluted net loss per common share before extraordinary items and net loss per common share	11,431,626	9,678,400

See accompanying notes.

SPEEDCOM WIRELESS CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

	Common Stock Shares	Common Stock Amount	Preferred Stock Shares	Preferred Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Note Receivable	Total
Balance at January 1, 2001	9,289,529	$9,289	—	$—	$7,889,817	$(4,995,423)	$(75,000)	$2,828,683
Exercise of stock options	81,449	81	—	—	109,534	—	—	109,615
Services rendered and payment collected on note	—	—	—	—	—	—	75,000	75,000
Issuance of warrants	—	—	—	—	1,630,500	—	—	1,630,500
Issuance of preferred stock and warrants for cash	—	—	1,209,956	1,479,146	530,588	—	—	2,009,734
Issuance of preferred stock and warrants in exchange for debt	—	—	2,625,598	3,976,556	11,110,744	—	—	15,087,300
Issuance of warrants for services	—	—	—	—	302,070	—	—	302,070
Issuance of common stock for extinguishment of note	12,635	13	—	—	44,087	—	—	44,100
Issuance of common stock for intellectual property	325,000	325	—	—	1,239,175	—	—	1,239,500
Issuance of common stock and warrants for services	413,500	414	—	—	127,477	—	—	127,891
Assumed dividend from beneficial conversion feature of preferred stock	—	—	—	—	(5,273,515)	—	—	(5,273,515)
Net loss	—	—	—	—	—	(13,670,797)	—	(13,670,797)

Balance at December 31, 2001	10,122,113	10,122	3,835,554	5,455,702	17,710,477	(18,666,220)	—	4,510,081
Issuance of common stock in connection with the exercise of Series B Warrants	3,849,957	3,850	—	—	378	—	—	4,228
Employee stock-based compensation	—	—	—	—	97,359	—	—	97,359
Exercise of stock options	59,375	59	—	—	141	—	—	200
Issuance of common stock for repricing agreement	459,219	459	—	—	(459)	—	—	—
Stock issuance and registration costs	—	—	—	—	(7,147)	—	—	(7,147)
Net loss	—	—	—	—	—	(5,355,827)	—	(5,355,827)

Balance at December 31, 2002	14,490,664	$14,490	3,835,554	$5,455,702	$17,800,749	$(24,022,047)	$—	$(751,106)

See accompanying notes.

SPEEDCOM WIRELESS CORPORATION

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2002	2001
Operating activities
Net loss	$(5,355,827)	$(13,670,797)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	704,795	632,960
Provision for bad debt	419,585	873,363
Write off of notes receivable-related party	274,965	—
Provision for inventory obsolescence	166,545	34,495
Employee stock-based compensation and common stock issued for services	97,359	65,877
Amortization of original issue discount on debt	—	2,457,304
Warrants issued for services	—	302,070
Gain on sale of InstallGuys division	—	(167,771)
Extraordinary loss from early extinguishment of debt	—	3,786,369
Impairment loss on investment	—	76,994
Changes in operating assets and liabilities:
Restricted cash	42,724	(42,724)
Accounts receivable	1,604,842	(1,665,627)
Leases receivable	939,765	(294,291)
Inventories	134,955	494,511
Prepaid expenses and other current assets	93,554	489,180
Intellectual property	—	(360,000)
Other assets	9,987	(19,530)
Accounts payable and accrued expenses	(1,438,022)	917,101
Deferred revenue	(62,863)	(51,760)

Net cash used in operating activities	(2,367,636)	(6,142,276)

Investing activities
Purchases of equipment	(26,451)	(492,539)
Proceeds from disposals of equipment	7,626	—

Net cash used in investing activities	(18,825)	(492,539)

Financing activities
Net (payments to) borrowings from factor	(298,676)	298,676
Net proceeds from issuance of preferred stock and warrants	—	2,009,734
Proceeds from loans from and warrants issued to related parties	2,928,000	6,769,000
Payments of loans from related parties	(105,919)	(1,870,000)
Proceeds from issuance of notes	—	12,206
Payments of notes and capital leases	(68,625)	(647,868)
Proceeds from issuance of common stock and warrants	4,428	109,615

Net cash provided by financing activities	2,459,208	6,681,363

Net increase in cash	72,747	46,548
Cash at beginning of year	273,614	227,066

Cash at end of year	$346,361	$273,614

See accompanying notes.

SPEEDCOM WIRELESS CORPORATION

STATEMENTS OF CASH FLOWS (CONTINUED)

	Years Ended December 31,
	2002	2001
Supplemental disclosure of cash flow information
Cash paid for interest	$91,692	$302,600

Supplemental disclosure of noncash investing and financing activities
Employee stock-based compensation and common stock issued for services	$97,359	$96,000
Conversion of accounts receivable to lease receivable	—	$1,333,000
Conversion of accounts payable to loans from related parties	$44,363	—
Conversion of accounts payable to notes payable	$74,903	$558,442
Conversion of accounts payable to preferred stock	—	$25,000
Common stock issued for intellectual property	—	$1,239,500
Conversion of debt to common stock	—	$44,100
Conversion of debt to preferred stock and warrants	—	$6,027,416
Conversion of debt issuance costs to equity	—	$163,651
Conversion of accrued interest to preferred stock	—	$88,764
Equipment acquired under capital lease obligations	—	$59,320

See accompanying notes.

SPEEDCOM WIRELESS CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND 2001

1.    Business

SPEEDCOM Wireless Corporation (SPEEDCOM) was incorporated in Florida on March 16, 1994 and reincorporated in Delaware on September 26, 2000. SPEEDCOM manufactures, configures and delivers custom broadband wireless networking equipment, including the SPEEDLAN family of wireless Ethernet bridges and routers, for business and residential customers internationally. Internet service providers, telecommunications service providers and private organizations in over 80 countries use SPEEDCOM products to provide “last-mile” wireless connectivity between multiple buildings at speeds up to 155 Megabits per second and distances up to 25 miles.

2.    Going Concern and Management’s Plans

The accompanying financial statements are prepared on a going-concern basis, which assumes that SPEEDCOM will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, SPEEDCOM incurred operating losses of approximately $4,953,000 and $6,603,000 and negative cash flows from operations of approximately $2,368,000 and $6,142,000 for the years ended December 31, 2002 and 2001, respectively, and has a working capital deficit of approximately $2,566,000 as of December 31, 2002. In addition, SPEEDCOM’s cash flows from operations for the year ended  December 31, 2003 are currently projected to be insufficient to finance projected operations, without funding from other sources. These conditions raise substantial doubt as to the ability of SPEEDCOM to continue its normal business operations as a going concern.

Management’s plans to sustain SPEEDCOM’s operations include augmenting revenue opportunities, curtailing operating expenses as a percentage of revenue and raising additional capital from external sources. During the year ended December 31, 2002, management effectively lowered its operating expenses by approximately $4,369,000 over amounts incurred during the year ended December 31, 2001. In addition, during the years ended December 31, 2002 and 2001, respectively, management raised cash of $2,928,000 and $6,769,000 from loans from stockholders, of which approximately $6,027,000 was eventually converted to equity. In addition, during 2001, SPEEDCOM generated approximately $2,010,000 from the sale of preferred stock and warrants and approximately $299,000 from accounts receivable factoring arrangements. While management is actively addressing multiple sources of capital, there can be no assurance that SPEEDCOM will generate adequate cash from these and similar sources during 2003. The financial statements do not include any adjustments that may arise as a result of this uncertainty. SPEEDCOM was able to borrow $340,000 in  January 2003, at a 15% interest rate, due December 31, 2003. SPEEDCOM was also able to borrow $400,000 in March 2003 through a convertible promissory note, at a 10% interest rate for the first six months and a 13% interest rate for the remainder of the term of the note, due March 21, 2005.

3.    Summary of Significant Accounting Policies

Revenue Recognition

SPEEDCOM derives its revenue from short-term (generally two to four weeks in duration) arrangements with customers to configure, assemble, and deliver wireless communications products. SPEEDCOM recognizes revenue upon shipment of the products to the customer. Customers may exchange or return merchandise within 30 days if the product is found to be non-functional upon delivery. SPEEDCOM accrues a provision for estimated returns, based upon its actual historical return experience, concurrent with revenue recognition. SPEEDCOM also derives revenue from extended maintenance agreements, for periods of one to three years. Revenue on extended maintenance agreements is deferred and recognized on a straight-line basis over the term of the agreement. Shipping costs billed to customers are included in revenue; the related shipping costs are included in cost of goods sold.

Concentrations

Credit Risk:    Financial instruments that are exposed to credit risk, as defined by Statement of Financial Accounting Standards (SFAS) No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, consist principally of accounts receivable and leases receivable. These accounts are highly concentrated among foreign companies and companies in the telecommunications sector. Credit is extended to these customers based on management’s evaluation of the individual customer’s financial condition and generally collateral is not required. SPEEDCOM generally requires prepayments or letters of credit from foreign customers to facilitate currency exchange and minimize credit risk. Anticipated credit losses are provided for in the financial statements based upon historical experience.

Customers:    No customer accounted for more than 10% of SPEEDCOM’s revenue for the years ended December 31, 2002 or December 31, 2001. In addition, no customer accounted for more than 10% of SPEEDCOM’s gross accounts receivable as of December 31, 2002. One customer accounted for 97% of SPEEDCOM’s lease receivable as of December 31, 2002. Two customers accounted for 31% of SPEEDCOM’s gross accounts receivable as of December 31, 2001. SPEEDCOM intends to continue to attempt to diversify and expand its customer base with its current limited resources and maintain overhead costs at low levels.

Suppliers:    Many of the key hardware and software components necessary for the assembly of SPEEDCOM’s products are only available from a single supplier or from a limited number of suppliers. SPEEDCOM has experienced delays and shortages in the supply of components in the past and could experience delays and shortages in the future. SPEEDCOM generally does not maintain a significant inventory of components and does not have many long-term supply contracts with its suppliers. As a result, there is a significant risk that SPEEDCOM may not have access to materials to meet its customers’ requirements. SPEEDCOM, on an on going basis, searches for alternative vendors or analyzes whether in house manufacturing would be more cost beneficial. In the event that a single supplier became unavailable, and another supplier could not be identified that manufactured the same product, SPEEDCOM would attempt to use an alternative product in the assembly or redesign the finished product.

Allowance for Doubtful Accounts

SPEEDCOM records an allowance for doubtful accounts based on specifically identified amounts that SPEEDCOM believes to be uncollectible. SPEEDCOM also records additional allowance based on certain percentages of our aged receivables, which are determined based on historical experience and management’s assessment of the general financial conditions affecting SPEEDCOM’s customer base. If SPEEDCOM’s actual collections experience changes, revisions to the allowance may be required. SPEEDCOM has a limited number of customers with individually large amounts due at any given balance sheet date. Any unanticipated change in one of those customer’s credit worthiness or other matters affecting the collectibility of amounts due from such customers, could have a material affect on SPEEDCOM’s results of operations in the period in which such changes or events occur. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

Factored Accounts Receivable

SPEEDCOM accounted for its accounts receivable factoring arrangement, which was terminated during 2002, as a secured borrowing pursuant to SFAS No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES. As a result, the balances of accounts receivable factored by the lending institution as of December 31, 2001 are shown as assets of SPEEDCOM, included in accounts receivable net on the balance sheet, and the amounts advanced to SPEEDCOM are shown as payable to the lending institution. The related service charge is reflected in interest expense in the period that the accounts receivable are transferred. Cash balances retained by the lending institution are reflected in the accompanying financial statements as restricted.

Inventories

Inventories consist of telecommunications equipment and related component parts and finished assemblies ready for assembly and delivery. Inventories are recorded at the lower of cost (using the first-in, first-out method) or net realizable value. Labor and overhead costs related to assemblies in process are included in the cost of finished assemblies.

Property And Equipment

Property and equipment are stated at cost. Depreciation and amortization are calculated using the  straight-line method over the estimated useful lives of depreciable assets ranging from two to five years. Leasehold improvements are amortized over the shorter of the useful life of the asset or the term of the related lease agreement. Repairs and maintenance, which amounted to approximately $43,000 and $43,000 for the years ended December 31, 2002 and 2001, respectively, are charged to expense as incurred. SPEEDCOM has no material commitments or plans for capital additions or improvements.

Intellectual Property

Intellectual property is stated at cost. Amortization is calculated using the straight-line method over the  six-year term of the underlying contractual agreement, which is less than the estimated useful life of the technology.

Impairments of Long-lived Assets

SPEEDCOM reviews long-lived assets to be held and used, consisting of property and equipment and intellectual property, for impairment whenever events or changes in circumstances indicate the asset may be impaired. In the event that the impairment indicators, including market or industry conditions or financial conditions, are identified, SPEEDCOM determines whether impairments are present by comparing the net book value of long-lived assets to projected undiscounted cash flows at the lowest discernable level for which cash flow information can be projected. In the event that undiscounted cash flows are insufficient to recover the net carrying value over the remaining useful lives, impairment charges are calculated and recorded in the period first estimable using discounted cash flows or other fair value information. During the periods presented, there were no material impairment charges.

Financial Instruments

SPEEDCOM’s significant financial instruments include cash, accounts receivable, accounts payable and notes payable. SPEEDCOM believes that the carrying values of financial instruments in the accompanying balance sheets approximate their respective fair values.

Income Taxes

SPEEDCOM follows the liability method of accounting for income taxes in accordance with SFAS No. 109, ACCOUNTING FOR INCOME TAXES (SFAS 109). Under SFAS 109, deferred income taxes are recorded based upon differences between the financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to affect taxable income. Valuation allowances against the carrying value of net deferred tax assets are recorded when management determines that recoverability of such amounts is not reasonably assured.

Stock-Based Compensation

SPEEDCOM accounts for employee stock-based compensation using the intrinsic method in accordance with Accounting Principles Board (APB) No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES

(APB No. 25), and related interpretations. Accordingly, in cases where exercise prices for stock option grants equal or exceed the trading market value of the stock at the date of grant, SPEEDCOM recognizes no compensation expense. In cases where exercise prices are less than the fair value of the stock at the date of grant, compensation is recognized over the period of performance or the vesting period. SPEEDCOM accounts for  non-employee stock-based compensation using the trading market price for common stock and the Black-Scholes valuation model for stock options and warrants, in accordance with SFAS No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION (SFAS No. 123).

The following table reflects supplemental financial information related to stock-based employee compensation, as required by SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION— TRANSITION AND DISCLOSURE (SFAS No. 148) (See Recent Accounting Pronouncements, below):

	2002	2001
Stock-based employee compensation costs used in the determination of net loss, as reported	$(97,359)	—

Net loss, as reported	$(5,355,827)	$(13,670,797)
Stock-based employee compensation costs that would have been included in the determination of net loss if the fair value method (Statement 123) had been applied to all awards	(234,026)	(2,225,654)

Unaudited pro forma net loss, as if the fair value method had been applied to all awards	$(5,589,853)	$(15,896,451)

Loss per share, as reported	$(0.47)	$(1.96)

Unaudited pro forma loss per share, as if the fair value method had been applied to all awards	$(0.49)	$(2.19)

Advertising Costs

SPEEDCOM’s policy is to expense advertising costs as incurred. During the years ended December 31, 2002 and 2001, SPEEDCOM incurred $71,805 and $108,135, respectively, in advertising expenses. Such amounts are included in selling expenses.

Research and Development Costs

SPEEDCOM’s policy is to expense all research and development expenses as incurred. Research and development expenses during the years ended December 31, 2002 and 2001 totaled $256,170 and $424,299, respectively. Such amounts are included in general and administrative expenses.

Net Loss Per Share

SPEEDCOM has applied the provisions of SFAS No. 128, EARNINGS PER SHARE, which establishes standards for computing and presenting earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net earnings (loss) by the weighted average number of shares outstanding for the period. The calculation of diluted earnings per share includes the effect of dilutive common stock equivalents. No dilutive common stock equivalents existed in any year presented.

Unexercised options and warrants to purchase 0 and 5,652,497 shares of common stock, unexercised convertible preferred stock to purchase 0 and 2,573,859 shares of common stock and unexercised convertible debt to purchase 45,000 and 0 shares of common stock for the years ended December 31, 2002 and 2001, respectively were not included in the computations of diluted loss per share because assumed conversion would be antidilutive.

Use Of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements

SFAS No. 148, ACCOUNTING FOR STOCK BASED COMPENSATION—TRANSITION AND DISCLOSURE:

During December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148. SFAS No. 148 establishes standards for two alternative methods of transition to the fair value method of accounting for stock-based employee compensation under SFAS No. 123. SFAS No. 148 also amends and augments the disclosure provisions of SFAS No. 123 and APB No. 28, INTERIM FINANCIAL REPORTING to require disclosure in the summary of significant accounting policies for all companies the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The transition standards and disclosure requirements of SFAS No. 148 are effective for fiscal years and interim periods ending after December 15, 2002.

SFAS No. 148 does not require SPEEDCOM to transition from the intrinsic approach provided in APB No. 25. In addition, SPEEDCOM does not currently plan to transition to the fair value approach in SFAS No. 123. However, SPEEDCOM has adopted the additional disclosure requirements of SFAS No. 148 in this annual report.

FASB Interpretation 45, GUARANTOR’S ACCOUNTING AND DISCLOSURE REQUIREMENTS  FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS  (Interpretation 45:)

During November 2002, the FASB issued Interpretation 45. Under Interpretation 45 guarantees, contracts and indemnification agreements are required to be initially recorded at fair value. Current practice provides for the recognition of a liability only when a loss is probable and reasonably estimable, as those terms are defined under SFAS No. 5, ACCOUNTING FOR CONTINGENCIES. In addition, Interpretation 45 requires significant new disclosures for all guarantees even if the likelihood of the guarantor’s having to make payments under the guarantee is remote. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. The initial recognition and measurement provisions of Interpretation 45 are applicable on a prospective basis to guarantees, contracts or indemnification agreements issued or modified after December 31, 2002.

SPEEDCOM currently has no guarantees, contracts or indemnification agreements that would require fair value treatment under the new standard.

SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES (SFAS No. 146):

During July 2002, the FASB issued SFAS No. 146. SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING) (EITF-94-3). SFAS No. 146 requires the recognition of a liability for costs associated with exit or disposal activities when the liability is actually incurred. Under EITF 94-3, such costs were generally recognized in the period in which an entity committed to an exit plan or plan of disposal. While both standards covered costs associated with one-time termination benefits (e.g. severance pay or stay-bonus arrangements), SFAS No. 146 provides standards that provide for the timing of recognition of these types of benefits. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002.

Management’s plans with respect to the continuation of SPEEDCOM are described in Note 2. While there is currently no specific plans to exit activities as part of these plans, any such activity would require the application of SFAS No. 146. During 2002, SPEEDCOM incurred severance costs as described in Note 16. While SPEEDCOM’s accounting for the severance cost followed EITF 94-3, there would have been no material difference had SFAS No. 146 been in effect.

SFAS No. 145 Rescission of SFAS No. 4, 44 and 64, Amendment of SFAS No. 13 and TECHNICAL CORRECTIONS (SFAS 145):

During April 2002, the FASB issued SFAS No. 145. SFAS No. 145 rescinds SFAS No. 4, REPORTING GAINS AND LOSSES FROM EXTINGUISHMENTS OF DEBT (SFAS No. 4), which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result of the rescission of SFAS No. 4, the classification of gain and losses arising from debt extinguishments requires consideration of the criteria for extraordinary accounting treatment provided in APB No. 30, REPORTING THE RESULTS OF OPERATIONS. In the absence of SFAS No. 4, debt extinguishments that are not unusual in nature and infrequent in occurrence would be treated as a component of net income or loss from continuing operations. SFAS No. 145 is effective for financial statements issued for fiscal years beginning after May 15, 2002.

During the year ended December 31, 2001, SPEEDCOM properly recorded a loss on the early extinguishments of debt of approximately $3,786,000 as an extraordinary item on the statement of operations. In the absence of SFAS No. 4, caused by SFAS No. 145, such transaction would not have met the criteria for extraordinary treatment. Management has elected not to early adopt SFAS No. 145 in connection with its current annual report, which is permissible under the standard. Had management early adopted the standard, the loss on early extinguishments recognized in 2001 would have been reclassified as other expense in the accompanying financial statements.

Status of Recent Accounting Pronouncements from 2001:

In 2001, the FASB issued SFAS No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES, which is effective for fiscal years ending after December 15, 2000. The initial adoption of this statement did not have a significant effect on SPEEDCOM’s financial position and results of operations during the year ended December 31, 2001.

In 2001, the FASB issued SFAS No. 141, BUSINESS COMBINATIONS, which is effective for all business combinations initiated after June 30, 2001. The initial adoption of this statement did not have a significant effect on SPEEDCOM’s financial position and results of operations during the year ended December 31, 2001.

In 2001, the FASB issued SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, which is effective for fiscal years beginning after December 15, 2001. The adoption of this statement did not have a significant effect on SPEEDCOM’s financial position and results of operations. However, certain new disclosure requirements for all intangible assets were provided in the current year annual report.

In 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which, while effective for fiscal year ends beginning after December 31, 2001, was adopted during SPEEDCOM’s year ended 2001. The early adoption of this standard did not have a significant effect on SPEEDCOM’s financial position or results of operations.

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2002 presentation.

4.    Leases Receivable

At December 31, 2002, leases receivable represent sales-type leases with two customers that arose during the year ended December 31, 2001, resulting from the configuration, assembly, and delivery of wireless communications products. During the year ended December 31, 2002, SPEEDCOM converted two leases receivable, recorded at approximately $1,290,000, into a single lease receivable with approximately $336,000 due immediately, five payments of $50,000 due over a five month period and a balloon payment of approximately $328,000 due in August 2002. As a result of this restructuring, SPEEDCOM recorded a provision for bad debt of approximately $395,000 for the year ended December 31, 2002. This lease was restructured again in August 2002, extending the payment schedule through May 2003. There are no further credit allowances considered by management to be necessary for these transactions. Original future minimum lease payments to be received under sales-type leases in effect as of December 31, 2001, prior to the aforementioned restructuring, were as follows:

Year ending December 31:

2002	$778,030
2003	743,155
2004	67,948

Total future lease payments	1,589,133
Less: amount representing interest	(164,002)

$1,425,131

5.    Inventories

A summary of inventories, net at December 31, 2002 and 2001 is as follows:

	2002	2001
Component parts	$800,485	$596,985
Completed assemblies	723,249	1,081,568
Completed assemblies consigned to others	—	146,681

	$1,523,734	$1,825,234

SPEEDCOM recorded provisions to reduce inventories to the lower of the cost or net realizable value of the inventories in the amounts of approximately $167,000 and $34,000 during the years ended December 31, 2002 and 2001, respectively. Such reserves amounting to approximately $234,000 and $67,000 have been allocated to the appropriate categories of inventories in the table, above.

6.    Property and Equipment

A summary of property and equipment at December 31, 2002 and 2001 is as follows:

	2002	2001
Computer and office equipment	$1,085,154	$1,083,687
Automobiles	7,600	26,062
Leasehold improvements	130,546	121,278
Furniture and fixtures	175,784	176,885
Store and warehouse	192,747	179,680

	1,591,831	1,587,592
Less accumulated depreciation	(966,431)	(553,034)

	$625,400	$1,034,558

Property and equipment included computer and office equipment of $91,954 and $100,455 acquired under capital lease arrangements at December 31, 2002 and 2001, respectively. Amortization and depreciation expense of property and equipment amounted to $427,983 and $406,397 for the years ended December 31, 2002 and 2001, respectively. Amortization of assets under capital lease arrangements is included in depreciation expense.

7.    Intellectual Property

In January 2001, SPEEDCOM acquired worldwide rights to PacketHop™, a wireless routing software developed by SRI International (SRI). Under the terms of the agreement, SPEEDCOM obtained rights to  SRI’s PacketHop™ technology in the fixed wireless infrastructure market for certain specific frequencies below 6 Gigahertz. SRI received $360,000 in cash and a total of 325,000 shares of common stock of SPEEDCOM that was issued in four tranches. Each tranch was measured on the specific date that the stock was issued. As of December 31, 2002, the $360,000 in cash and the value of the shares at the date of grant less amortization are classified in Intellectual property, net on the balance sheet, and are being amortized using the straight-line method over the six-year term of the agreement.

A summary of intellectual property balances at December 31, 2002 and 2001 is as follows:

	2002	2001
Intellectual property	$1,599,500	$1,599,500
Less accumulated amortization	(503,375)	(226,563)

	$1,096,125	$1,372,937

Supplemental annual amortization information for intellectual property is as follows:

Amortization expense:

Year ended December 31, 2002	$276,812

Year ended December 31, 2001	$226,563

Estimate future amortization expense for the years ended December 31:

2003	$276,812

2004	$276,812

2005	$276,812

2006	$265,689

8.    Accrued Expenses

A summary of accrued expenses at December 31, 2002 and 2001 is as follows:

	2002	2001
Accrued payroll	$164,589	$170,419
Accrued commissions	48,184	71,179
Severance costs	345,103	256,826
Accrued interest	228,677	17,339
Other	144,396	376,407

	$930,949	$892,170

9.    Related Party Transactions

Notes Receivable-Related Party/Sale of Assets

During 2001, SPEEDCOM sold its InstallGuys division to SPEEDCOM’s then Chief Executive Officer. In return, SPEEDCOM received two 6% secured promissory notes totaling approximately $211,000. SPEEDCOM recorded a gain on the sale of approximately $168,000. In October 2001, SPEEDCOM loaned InstallGuys an additional $50,000 at 6% interest. The notes and interest were due in August 2004. As a stipulation to the separation agreement, as amended, between SPEEDCOM and its former Chief Executive Officer, SPEEDCOM forgave all indebtedness owed by InstallGuys. Consequently, SPEEDCOM charged the Notes receivable-related party to severance expense during the year ended December 31, 2002.

Due to Related Parties

These matters relate to items due to related parties outstanding at December 31, 2002:

In March 2002, SPEEDCOM issued three promissory notes to each of SPEEDCOM’s then current outside Board members for $14,738, $13,875 and $15,750, respectively. Each note bears an interest rate of 14% and carries an additional 2% penalty on outstanding principal not paid by April 15, 2002. $29,919 of these notes has been paid as of December 31, 2002.

During the year ended December 31, 2002, SPEEDCOM borrowed an aggregate $2,928,000 under secured promissory notes from three institutional investors who are shareholders. All tangible and intangible assets of SPEEDCOM secure the notes. As a stipulation to these secured promissory notes, the term of all outstanding Series B Warrants of SPEEDCOM dated August 23, 2001 was extended to October 14, 2002. In October 2002, the Board of Directors extended the term of these Series B Warrants to December 28, 2002. All Series B Warrants were exercised before their December 28, 2002 expiration date. The notes bear an interest rate of 15% and are payable on December 31, 2003. Prepayment is permitted under the secured promissory notes with a 50% premium on the outstanding principal amount.

During January 2003, SPEEDCOM borrowed an aggregate $340,000 from three institutional investors who are shareholders. The promissory notes bear interest at 15% and are payable on December 31, 2003.

As a stipulation of the preferred stock financing received in August 2001, SPEEDCOM was required to file and obtain SEC acceptance of a registration statement within a specified period of time or incur penalties. As a result of obtaining acceptance from the SEC nineteen days late, SPEEDCOM incurred a penalty of $163,970, payable to the preferred stockholders. The penalty was accrued during 2001 and is included in due to related parties at December 31, 2002 and 2001.

These matters relate to items due to related parties outstanding at December 31, 2001:

SPEEDCOM borrowed and issued an 18%, $50,000 promissory note to SPEEDCOM’s former Vice President of Sales in December 2001. The note was repaid during the year ended December 31, 2002.

SPEEDCOM also borrowed and issued an 18%, $106,000 promissory note to an investor in December 2001 that was due December 28, 2001. SPEEDCOM paid $80,000 of this note in December 2001. In January 2002, SPEEDCOM paid the remaining $26,000 balance on the note and accrued interest.

As a stipulation of the financing received in August 2001, SPEEDCOM was required to file and obtain SEC acceptance of a registration statement within a specified period of time or incur penalties. As a result of obtaining acceptance from the SEC nineteen days late, SPEEDCOM incurred a penalty of $163,970, payable to the preferred stockholders.

These matters relate to items due to related parties that converted to equity or were paid during the year ended December 31, 2001:

SPEEDCOM issued a $250,000 promissory note to SPEEDCOM’s former President in December 2000. The note had an interest rate of 12% and was payable in December 2001. SPEEDCOM concurrently granted a total of 25,000 warrants with a $3.60 strike price in connection with this note. The proportionate fair value of the warrants amounted to $62,500 and was recorded as additional paid in capital and as an original issue discount reducing the carrying value of the note. The discount was being amortized to interest expense over the life of the note. The loan was not convertible into preferred stock per the original loan agreement. On August 23, 2001, this loan was converted to 111,111 shares of preferred stock, 88,889 Series A Warrants and 132,111 Series B Warrants. The difference in the carrying value on the promissory note as compared to the combined fair value of the warrants and preferred stock is recorded as an extraordinary loss from the early extinguishment of debt.

SPEEDCOM issued a $252,000 non-interest bearing promissory note in December 2000, with beneficial conversion features. The note was due in December 2001, payable in cash or 70,000 shares of common stock, at the holder’s option. The 70,000 shares had a fair value of $115,500 more than the face value of the note based on the per-share value at the date of the note. This amount has been recorded as additional paid in capital and as an original issue discount reducing the carrying value of the note. The discount was being amortized to interest expense over the life of the note. On August 23, 2001, this loan was converted to 112,000 shares of preferred stock, 89,600 Series A Warrants and 133,168 Series B Warrants. The unamortized portion of the original issue discount on the promissory note is fully recorded to interest expense.

In December 2000, SPEEDCOM issued a $200,000 non-interest bearing promissory note, with beneficial conversion features. The note was due in January 2002, payable in cash or 50,000 shares of common stock, at the holder’s option. The 50,000 shares had a fair value of $37,500 more than the face value of the note based on the per-share value at the date of the note. This amount has been recorded as additional paid in capital and as an original issue discount reducing the carrying value of the note. The discount was being amortized to interest expense over the life of the note. On June 29, 2001, this loan, along with a $25,000 trade payable, was converted to 100,000 shares of redeemable preferred stock, 75,000 Series A Warrants and 100,000 Series B Warrants. The unamortized portion of the original issue discount on the promissory note is fully recorded to interest expense. On August 23, 2001, the redeemable preferred stock was exchanged for 100,000 shares of preferred stock, 80,000 Series A Warrants and 118,900 Series B Warrants.

Also in December 2000, SPEEDCOM issued a $10,800 non-interest bearing promissory note, with beneficial conversion features. The note was due in December 2001, payable in cash or 3,000 shares of common stock, at the holder’s option. The 3,000 shares had a fair value of $4,950 more than the face value of the note based on the per-share value at the date of the note. This amount has been recorded as additional paid in capital and as an original issue discount reducing the carrying value of the note. The discount was being amortized to interest expense over the life of the note. On August 23, 2001, this loan was converted to 4,800 shares of preferred stock, 3,840 Series A Warrants and 5,708 Series B Warrants. The unamortized portion of the original issue discount on the promissory note is fully recorded to interest expense.

During January 2000, SPEEDCOM issued a 10% convertible subordinated promissory note for $40,000, due for payment in January 2003. The note was convertible into 10,000 shares of common stock at any time during its term. The note was subordinate to all other debt instruments. The $40,000 note and accrued interest were converted to common stock in January 2001.

In April 2001, SPEEDCOM borrowed $3,000,000 from two institutional investors. These loans were due in April 2002 and had an interest rate of 9% for the first 90 days and 12% thereafter. These loans were convertible at the option of the investor into debt or equity securities at a conversion price equal to 110% of the outstanding principal amount. As part of the transaction, SPEEDCOM issued warrants to acquire 333,333 shares of SPEEDCOM common stock at $5.00 per share. The 333,333 warrants had a fair value of $930,000 more than the face value of the notes based on the per-share value at the date of the notes. Additionally, these loans had beneficial conversion features based on the value of the warrants and the ability to convert to other securities at 110% of the principal amount. The value of this beneficial conversion feature of $1,230,000 is combined with the $930,000 yielding a total of $2,160,000 that has been recorded to additional paid in capital and as an original issue discount reducing the carrying value of the notes. The debt discount was being amortized to interest expense over the life of the notes. On June 29, 2001, SPEEDCOM permitted $1,000,000 of these loans plus accrued interest to be converted to 497,812 shares of redeemable preferred stock, 373,359 Series A Warrants and 497,812 Series B Warrants. On August 23, 2001, the redeemable preferred stock was exchanged for 497,812 shares of preferred stock, 398,225 Series A Warrants and 591,898 Series B Warrants. On August 23, 2001, the remaining $2,000,000 of these loans plus accrued interest was converted to 1,011,756 shares of preferred stock, 809,506 Series A Warrants and 1,203,104 Series B Warrants.

SPEEDCOM issued a 9% $40,000 promissory note to SPEEDCOM’s former Vice President of Sales in  May 2001. The note and interest were paid in August 2001.

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

In June 2001, SPEEDCOM borrowed $1,500,000 from three institutional investors. These loans had an interest rate of 10% and were payable in April 2002. SPEEDCOM concurrently granted a total of 440,000 warrants with a $3.25 strike price in connection with these loans. The proportionate fair value of the warrants amounted to $555,000 and has been recorded to additional paid in capital and as an original issue discount reducing the carrying value of the loans. These loans were not convertible into preferred stock per the original loan agreements. On June 29, 2001, $550,000 of these loans was converted to 245,667 shares of redeemable preferred stock, 184,251 Series A Warrants and 245,667 Series B Warrants. The difference in the carrying value related to the converted portion of these loans as compared to the combined fair value of the warrants and preferred stock is recorded as an extraordinary loss from the early extinguishment of debt. On August 23, 2001, the redeemable preferred stock was exchanged for 245,667 shares of preferred stock, 196,550 Series A Warrants and 292,096 Series B Warrants. On August 23, 2001, the remainder of these loans plus accrued interest was converted to 430,785 shares of preferred stock, 344,529 Series A Warrants and 512,056 Series B Warrants. The difference in the carrying value related to these loans as compared to the combined fair value of the warrants and preferred stock is recorded as an extraordinary loss from the early extinguishment of debt.

Related Party Interest Expense and Extinguishments:

SPEEDCOM recorded a loss from the early extinguishment of debt related to some of the conversions discussed above. When the nonconvertible loans originated, value was allocated to the warrants based on the Black-Scholes pricing model. This value was being amortized over the maturity of the loans. When these loans were converted to preferred stock, Series A Warrants and Series B Warrants, the difference in the carrying value as compared to the combined fair value of the warrants and preferred stock was immediately expensed to loss from the early extinguishment of debt.

Interest expense recorded during the years ended December 31, 2002 and 2001 related to related party notes, loans and other balances amounted to $212,330 and $2,984,396, respectively.

10.    Notes and Capital Leases Payable

A summary of notes and capital leases payable at December 31, 2002 and 2001 is as follows:

	2002	2001
8% automobile loan	$—	$5,057
12% convertible note payable(a)	40,000	—
Capital lease obligations	38,706	67,371

	78,706	72,428
Less current portion	(64,606)	(33,174)

	$14,100	$39,254

(a)	In January 2002, SPEEDCOM entered into a financial relations and consultant contract whereby the consultant will receive each month a $10,000 convertible note with a 12% coupon rate. This contract was cancelled in May 2002. The notes are convertible at any time at $1.125 per share. As of December 31, 2002, the note holder possesses rights to convert the notes to 45,000 shares of restricted common stock.

Aggregate future maturities of notes and capital leases payable as of December 31, 2002 are as follows:

Year ending December 31:

	Notes	Leases
2003	$40,000	$30,056
2004	—	14,285

Total maturities and payments	$40,000	44,341

Less amount representing interest		(5,635)
Less current portion		(24,606)

		$14,100

SPEEDCOM borrowed $400,000 in March 2003 from an accredited investor through a convertible promissory note, at a 10% interest rate for the first six months and a 13% interest rate for the remainder of the term of the note, due March 21, 2005.

11.    Income Taxes

SPEEDCOM has not realized a current tax benefit (consisting of federal and state taxes) from its net operating losses during the years ended December 31, 2002 and 2001. Deferred tax benefits of approximately $2,008,000 and $2,664,000 for the years ended December 31, 2002 and 2001, respectively, were fully offset by the increases in the valuation allowances in each period, since realization of those benefits is not assured and does not meet the standards for recognition. Deferred tax benefits included the benefits of net operating losses of approximately $1,717,000 and $2,683,000 during the years ended December 31, 2002 and 2001.

A reconciliation of the differences between the effective income tax rate and the statutory federal tax rate follows:

	2002	2001
Tax at U.S. statutory rate	(35.00)%	(34.00)%
State taxes, net of federal benefit	(3.30)	(2.60)
Change in valuation allowance	38.44	26.95
Other	(0.14)	9.65

	0.00%	0.00%

Significant components of deferred tax assets and liabilities are as follows:

	2002	2001
Deferred tax assets:
Net operating loss carryforwards	$8,135,008	$4,326,302
Accounts receivable	75,538	87,030
Intangible assets	109,168
Deferred revenue	9,620	33,275
Accrued expenses	160,380	33,138
Other	87,918	59,806

Gross deferred tax assets	8,577,632	4,539,551
Less: valuation allowance	(8,577,632)	(4,539,551)

Net deferred tax asset	$—	$—

Accounting principles generally accepted in the United States of America require a valuation allowance be recorded to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, management has determined that a valuation allowance is necessary at December 31, 2002 and 2001 to fully offset the deferred tax asset.

At December 31, 2002, net operating losses available to be carried forward for federal income tax purposes are approximately $21,618,000, expiring in various amounts from 2013 through 2022. Utilization of SPEEDCOM’s net operating losses may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such annual limitation could result in the expiration of the net operating loss before utilization.

12.    Stockholders’ Equity

Preferred Stock

On June 29, 2001, SPEEDCOM converted notes, accrued interest and trade accounts payable of $2,149,075 to 955,146 shares of $.001 par value redeemable preferred stock, 716,361 Series A Warrants and 955,146 Series B Warrants. On August 23, 2001, SPEEDCOM converted the (i) 955,146 shares of redeemable preferred stock, (ii) 716,361 Series A Warrants and (iii) 955,146 Series B Warrants that were issued on June 29, 2001 and (iv) loans to stockholders of $3,462,800 in exchange for (i) 2,625,598 shares of preferred stock, (ii) 2,100,473 Series A Warrants, exercisable at $2.50 per share and (iii) 3,121,814 Series B Warrants, exercisable at $0.01 per share. This conversion was due to SPEEDCOM’s commitment to the holders of redeemable preferred stock and warrants issued in June 2001 that if SPEEDCOM issued similar instruments at more favorable terms, SPEEDCOM would adjust the terms of the securities issued in June 2001 to be equal to the more favorable terms. As such, the conversion ratio was changed to two shares of common stock for each share of preferred stock rather than the ratio of one-to-one in the preferred stock issued in June 2001. SPEEDCOM has recorded an assumed dividend of approximately $2,292,000, which equals the increase in the intrinsic value of the preferred stock based on the incremental number of shares of common stock (955,146) that may be obtained on conversion of the preferred stock into common stock valued at the price per share ($2.40) on June 29, 2001.

Concurrently on August 23, 2001, SPEEDCOM issued (i) 1,209,956 shares of preferred stock, (ii) 967,975 Series A Warrants and (iii) 1,438,667 Series B Warrants for approximately $2,397,000 in cash net of stock issuance costs. Additionally, the preferred stock has a beneficial conversion feature valued at approximately $1,479,000 based on the value of the warrants and the ability to convert the preferred stock to two shares of common stock. This amount is recorded as an assumed dividend from beneficial conversion feature because the preferred stock was convertible when issued.

The terms of the preferred stock provide that if SPEEDCOM has not executed a definitive agreement with respect to a bona fide merger, stock sale or sale of all or substantially all of SPEEDCOM’s assets which would result in a change of control of SPEEDCOM prior to December 28, 2001, the conversion price shall be adjusted so that each share of preferred stock shall convert into 2.25 shares of common stock. Because SPEEDCOM did not meet these terms, the conversion price of the preferred stock was adjusted so that each share of preferred stock shall convert into 2.25 shares of common stock. SPEEDCOM has recorded an assumed dividend from beneficial conversion feature of approximately $1,502,000, which equals the increase in the intrinsic value of the preferred stock based on the incremental number of shares of common stock that may be obtained on conversion of the preferred stock into common stock valued at the price per share on the issuance dates.

Each share of preferred stock issued in August 2001 is convertible at any time into 2.25 shares of common stock, subject to anti-dilution protection, and will accrue dividends, beginning August 23, 2003; to be paid upon conversion at the rate of 14% per year times the $3.38 ($4.50 if paid in stock) per share liquidation preference. The term of the Series A Warrants issued in August 2001 expires on August 23, 2006. The term of the Series B Warrants issued in August 2001 expired on December 28, 2002. See Common Stock, Common Stock Warrants and Employee Stock Options below.

Under the anti-dilution provisions of the preferred stock, if SPEEDCOM issues common stock or common stock equivalents at a purchase price, conversion price or warrant or option exercise price that is less than the current preferred stock conversion price of $1.125 per share, the conversion price of the preferred stock will be reduced using a customary weighted average basis formula. Under the anti-dilution provisions of the Series A Warrants issued in August 2001, (1) the exercise price will be lowered to equal the purchase price, conversion price or warrant or option exercise price for any common stock or common stock equivalents issued (other than to employees) at a purchase price, conversion price or warrant or option exercise price less than the current per share exercise price of the applicable warrants ($2.50 in the case of the Series A Warrants), and (2) the number of warrants will be increased by the same percentage as the percentage by which the exercise price is reduced. Similar anti-dilution provisions apply to warrants to acquire 513,333 shares at an exercise price of $2.50 per share.

SPEEDCOM may recognize an additional assumed dividend when these contingencies regarding the conversion ratio are resolved and the preferred stock is revalued.

Common Stock, Common Stock Warrants and Employee Stock Options

Non-employee Common Stock Warrants:

As of December 31, 2002, SPEEDCOM had the following warrants outstanding to purchase common stock of SPEEDCOM:

Number of Warrants	Expiration Date	Exercise Price
3,668,448	8/23/2006	$2.50
513,333	6/11/2006	$2.50
11,500	1/21/2003	$5.40
135,000	6/24/2003	$3.25
150,000	3/31/2006	$6.00

In June 2002, SPEECOM issued stock options to its former Chief Executive Officer for the purchase of 500,000 common shares at $0.20 per share in connection with the Officer’s separation agreement that also provided for on-going consulting services. The stock options had an original term of 40 months. SPEEDCOM accounted for this transaction as an issuance of options to a non-employee and, accordingly, recognized severance costs for the fair value of the options, amounting to $29,850 using the Black-Scholes option-pricing model during the year ended December 31, 2002. These options were cancelled in November 2002 as a result of a restructuring of the separation agreement.

As of December 31, 2001, SPEEDCOM had the following warrants outstanding to purchase common stock of SPEEDCOM:

Number of Warrants	Expiration Date	Exercise Price
3,668,448	8/23/2006	$2.50
4,560,481(a)	4/21/2002	$0.01
513,333	6/11/2006	$2.50
25,000	12/5/2002	$3.60
11,500	1/21/2003	$5.40
84,238	7/31/2002	$8.72
3,000	2/8/2002	$6.50
135,000	6/24/2003	$3.25
150,000	3/31/2006	$6.00

(a)	During the year ended December 31, 2002, 4,560,481 Series B Warrants were exercised for 3,849,957 shares of common stock, which was net of certain cashless exercises.

These matters relate to common stock issuances and common stock warrant activity during the year ended December 31, 2002:

In January 2002, 459,219 shares of common stock were issued to three investors pursuant to a repricing provision that applied to 83,000 shares of common stock issued on and under an agreement dated October 30, 2000. The original shares were issued for a price of $7.35 per share, or a total of $610,050. The additional shares issued on the repricing date of January 16, 2002 were calculated based on a reset price, which is the weighted average closing price of SPEEDCOM common stock for the first ten trading days of January 2002; provided that the reset price was not less than $1.1251 or more than $1.19. Because the average price of SPEEDCOM’s common stock during the first ten trading days of 2002 was below the $1.1251 reset floor, the total number of shares, as adjusted after repricing, was determined by dividing $610,050 by such floor.

As discussed under employee stock-based compensation, below, SPEEDCOM issued 59,375 shares of common stock in connection with the exercise of 65,000 employee stock options.

These matters relate to common stock issuances and common stock warrant activity during the year ended December 31, 2001:

During January 2000, SPEEDCOM issued a 10% convertible subordinated promissory note for $40,000, due for payment in January 2003. The note and accrued interest converted into 12,635 shares of common stock in 2001.

During 2001, 41,500 options were exercised for $.01 per share, 34,793 options were exercised for $2.62 per share and 5,156 options were exercised for $3.49 per share. SPEEDCOM also issued 6,000 shares of common stock for finder’s fees and 10,000, 40,000, 1,000 and 6,500 common shares for consulting services at $2.23, $2.40, $2.05 and $1.16 per share, respectively.

In January 2001, SPEEDCOM acquired worldwide rights to PacketHop™. Per the agreement, SRI received 325,000 shares of common stock of SPEEDCOM issued in four tranches. Each tranch is measured on the specific date that the stock is issued on. The first tranch was due on signing the agreement. The three remaining tranches were due on achievement of certain performance criteria. The first tranch was granted in January 2001 for 100,000 shares at $6.50 per share. The second tranch was granted in April 2001 for 75,000 shares at $4.30 per share. The third tranch was granted in July 2001 for 75,000 shares at $2.36 per share. The fourth tranch was granted in October 2001 for 75,000 shares at $1.20 per share.

As part of the selling compensation paid to the firm of H.C. Wainwright & Co., Inc., which organized the August 2001 financing agreement, SPEEDCOM issued to the firm and officers of the firm a total of 350,000 shares of common stock. These shares were recorded as an increase in common stock and a decrease in additional paid in capital.

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

In December 2000, SPEEDCOM issued a retainer of $25,000 in cash and 25,000 shares of common stock with an ascribed value of $5.25 per share to H.C. Wainwright & Co., Inc., a Boston-based investment banker. The retainers were for services rendered through April 2001 in connection with raising capital for SPEEDCOM. The amounts were charged against equity when the capital was raised in 2001.

Employee Stock-Based Compensation

In February 2002, SPEEDCOM issued stock options to employees for the purchase of 780,300 common shares at $0.60 per share. SPEEDCOM recorded $67,500 in stock-based compensation expense in relation to these options during the year ended December 31, 2002. These options vest in full one year from the issuance. These options also vest upon a change of control transaction with the ability to exercise the options for up to one year after vesting. Upon a change of control and if the one-year performance period has not expired, the employee may surrender the performance options for cash payment at the calculated change of control common share transaction value for payment within 30 days by the surviving company.

In 2002, 65,000 $0.01 employee stock options were exercised for 59,375 shares of common stock.

At December 31, 2002 and 2001, SPEEDCOM had 3,000,000 shares of common stock reserved for issuance under employee incentive stock bonus, purchase or option plans. One plan, initiated in July 1998, reserved 2,000,000 shares, and another plan, initiated in September 2000, reserved 1,000,000 shares. Additional options of 904,480 are outstanding outside these two plans to Executive Officers. All full time employees are eligible for both plans. Plan options have a term of 5 years and vest 25% annually on the employee’s anniversary date over a four-year period. As of December 31, 2002 there were 799,987 shares unissued under both plans.

Employee stock option activity was as follows during the years ended December 31, 2002 and 2001:

	2002		2001
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding—
Beginning of year	3,771,285	$2.75	2,937,978	$2.95
Granted at market price	1,460,300	0.44	1,237,058	2.74
Exercised	(65,000)	0.01	(75,449)	1.24
Expired or cancelled	(2,211,709)	2.13	(328,302)	3.75

Outstanding—end of year	2,954,876	$2.28	3,771,285	$2.75

Exercisable as of December 31	2,189,963	$2.63	2,897,020	$2.79

The weighted average exercise price of the options granted during 2002 and 2001 is $0.44 and $2.74, respectively. The range of exercise prices of outstanding options is $0.15 through $10.25. The weighted average remaining contractual life of the options as of December 31, 2002 and 2001 is 2.5 and 3.1 years, respectively.

Pro forma information regarding SPEEDCOM’s stock option grants is presented in Note 3. The fair market value for these options was estimated at the date of grant using the Black-Scholes option-pricing model. In order to calculate the fair value, the following assumptions were made: the expected dividend payment rate used was zero, the expected option life used was five years, the volatility used was 1.26 in 2002 and 0.64 in 2001 and the risk free interest rate was assumed to be 2.96% in 2002 and 4.54% in 2001. Because the options have a four-year vesting period, the pro forma effect shown is not reflective of the reported net earnings or losses in future years.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.

13.    Leases

SPEEDCOM leases office and manufacturing facilities and computer and office equipment under operating leases. Rent expense under operating leases, amounted to $801,835 and $547,054 for the years ended December 31, 2002 and 2001, respectively. Future noncancellable lease payments under operating leases for each year ended December 31 are as follows: 2003—$760,480; 2004—$733,895; 2005—$719,543; 2006—$705,018;  2007—$704,760 and thereafter—$6,166,650.

14.    Employee Benefit Plan

SPEEDCOM has established a 401(k) profit-sharing plan. Employees 21 years or older are eligible to participate in the plan. Participants may elect to contribute, on a tax-deferred basis, up to the legal maximum of their compensation. SPEEDCOM will contribute 25% matching after an employee has been with SPEEDCOM for 90 days. SPEEDCOM’s contributions to the plan were $28,955 and $58,572 for the years ended December 31, 2002 and 2001, respectively.

15.    Provision for Bad Debt

During the year ended December 31, 2002, SPEEDCOM converted two of its leases receivable, recorded at approximately $1,290,000, into a new lease receivable with approximately $336,000 due immediately, five payments of $50,000 due over a five month period and a balloon payment of approximately $328,000 due in August 2002. As a result of this restructuring of the leases, SPEEDCOM recorded a provision for bad debt of approximately $395,000 for the year ended December 31, 2002. This lease was restructured again in August 2002, extending payments through May 2003. An adjustment was not necessary for this additional restructuring.

In the fourth quarter of 2000 and in the first and second quarters of 2001, SPEEDCOM sold product from its SPEEDLAN product line for approximately $574,000 to a large Korean based company (Korean Customer). One of the major clients of SPEEDCOM’s customer declared bankruptcy early in 2001, which had a significant financial impact on the Korean Customer. SPEEDCOM recorded a provision for bad debt of approximately $456,000 during the year ended December 31, 2001 related to the remaining balance of the receivable.

16.    Severance Costs

During the year ended December 31, 2002, SPEEDCOM recorded severance costs of approximately $630,000, in accordance with the separation agreements, as amended, between SPEEDCOM and its former Chief Executive Officer and Chief Operating Officer. The costs include severance pay and other employee benefits, including amounts to be paid over future periods and the write off of Notes receivable-related party.

During the year ended December 31, 2001, SPEEDCOM recorded severance costs of approximately $532,000, reflecting employee termination costs relating to staff reductions. The staff reductions included 20 employees (2 at the executive management level) and were completed in the third and fourth quarters of 2001.

The costs include severance pay and other employee benefits, including amounts to be paid over future periods. SPEEDCOM is currently in default on the two executive management severance agreement payment plans.

17.    Segment and Geographic Information

SPEEDCOM operated during all periods in a single operating segment when applying the management approach defined in SFAS No. 131, DISCLOSURES ABOUT SEGMENTS.

SPEEDCOM’s business and principal operations are domiciled in North America. SPEEDCOM generated revenue in the following geographic areas: North America, Latin America, Asia, Africa, Middle East, Europe and Australia. Revenues from customers in foreign geographic areas represented 46% and 53% of total revenues for the years ended December 31, 2002 and 2001, respectively. During 2002, 11% and 14% of SPEEDCOM’s revenues were derived from customers located in Asia and Africa, respectively. During 2001, 16%, 15% and 12% of SPEEDCOM’s revenues were derived from customers located in Latin America, Asia and Africa, respectively. No other foreign geographic area contributed 10% or greater of total revenues for 2002 or 2001. SPEEDCOM has no significant property in any foreign geographic area.

No single customer accounted for 10% or more of SPEEDCOM’s revenue for the years ended December 31, 2002 or 2001. SPEEDCOM intends to continue to attempt to diversify and expand its customer base with its current limited resources and maintain overhead costs at low levels.

Item 8.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no reported disagreements on any matter of accounting principles or practice or financial statement disclosure at any time during the twenty-four months prior to December 31, 2002.

Effective May 2, 2002, SPEEDCOM, through action of its Audit Committee, engaged Aidman, Piser & Company, P.A. as its independent auditors for the fiscal year ended December 31, 2002. SPEEDCOM’s previous independent accountants, Ernst & Young LLP, resigned effective April 18, 2002. In connection with the audits of the two fiscal years ending December 31, 2001 and during subsequent interim periods, there have been no disagreements on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Ernst & Young LLP, would have caused Ernst & Young LLP to make reference to the matter in their report.

The reports of Ernst & Young LLP on the financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that the report of Ernst & Young LLP dated March 22, 2002, relating to the financial statements of SPEEDCOM as of December 31, 2001 contained a going concern modification.

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

The information required by this Item 9 is incorporated by reference in our definitive proxy statement for the 2003 annual meeting of stockholders (the “proxy statement”), to be held May 13, 2003, which we will file with the Securities and Exchange Commission no later than April 30, 2003.

Item 10.    Executive Compensation

The information required by this Item 10 is incorporated by reference from the section captioned “Executive Compensation” of the proxy statement.

Item 11.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 11 is incorporated by reference from the section captioned “Security Ownership of Certain Beneficial Owners and Management” of the proxy statement.

Item 12.    Certain Relationships and Related Transactions

The information required by this Item 12 is incorporated by reference from the section captioned “Certain Relationships and Related Transactions” of the proxy statement.

Item 13.    Exhibits List and Reports on Form 8-K

(a)	Exhibits

The exhibits in the accompanying Exhibit Index are filed as part of this Annual Report on Form 10-KSB.

(b)	Reports on Form 8-K

None.

Item 14.    Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the filing date of this report, SPEEDCOM carried out an evaluation of the effectiveness of the design and operation of SPEEDCOM’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of SPEEDCOM’s management, including SPEEDCOM’s Chief Executive Officer and its Chief Financial Officer, who concluded that SPEEDCOM’s disclosure controls and procedures are effective. There have been no significant changes in SPEEDCOM’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date SPEEDCOM carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in SPEEDCOM’s reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in SPEEDCOM’s reports filed under the Exchange Act is accumulated and communicated to management, including SPEEDCOM’s Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPEEDCOM WIRELESS CORPORATION

Name	Title	Date

/s/ MICHAEL STERNBERG Michael Sternberg	Chief Executive Officer and Director	April 11, 2003

/s/ MARK SCHAFTLEIN Mark Schaftelin	Chief Financial Officer	April 11, 2003

/s/ R. CRAIG ROOS R. Craig Roos	Chairman and Director	April 11, 2003

/s/ JOSEPH MORGAN Joseph Morgan	Director	April 11, 2003

/s/ BEN HAIDRI Ben Haidri	Director	April 11, 2003

CERTIFICATIONS

I, Michael Sternberg, certify that:

1.	I have reviewed this annual report on Form 10-KSB of SPEEDCOM Wireless Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors;

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    April 11, 2003

/s/ MICHAEL STERNBERG
Michael Sternberg Chief Executive Officer and Director

I, Mark Schaftlein, certify that:

1.	I have reviewed this annual report on Form 10-KSB of SPEEDCOM Wireless Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors;

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 11, 2003

/s/ MARK SCHAFTLEIN
Mark Schaftlein Chief Financial Officer

EXHIBIT INDEX

Number	Description

3	Articles of incorporation and bylaws

3.1(6)	Amended and Restated Certificate of Incorporation of SPEEDCOM Wireless Corporation.

3.2(1)	Amended and Restated Bylaws of SPEEDCOM Wireless Corporation.

4	Instruments defining the rights of securities holders, including indentures

4.8(2)	Warrant No. W-1 to Purchase 146,667 Shares of Common Stock issued to S.A.C. Capital Associates, LLC.

4.9(2)	Warrant No. W-2 to Purchase 73,333 Shares of Common Stock issued to SDS Merchant Fund, L.P.

4.10(2)	Warrant No. W-3 to Purchase 220,000 Shares of Common Stock issued to Oscar Private Equity Investments, L.P.

4.11(2)	Warrant No. W-4 to Purchase 73,333 Shares of Common Stock issued to Bruce Sanguinetti.

4.12(3)	Purchase Agreement, dated August 23, 2001, by and among SPEEDCOM Wireless Corporation and the Purchasers, as defined.

4.13(3)	Registration Rights Agreement, dated August 23, 2001, by and among SPEEDCOM Wireless Corporation and the Purchasers, as defined.

4.14(3)	Form of Series A Warrant of SPEEDCOM Wireless Corporation dated August 23, 2001.

4.15(3)	Form of Series B Warrant of SPEEDCOM Wireless Corporation dated August 23, 2001.

4.16(3)	Settlement Agreement between SPEEDCOM Wireless Corporation and I.W. Miller Group, Inc. dated June 25, 2001.

4.17(4)	Secured Promissory Note dated April 26, 2002 between SPEEDCOM Wireless Corporation and DMG Legacy Fund, LLC.

4.18(4)	Secured Promissory Note dated May 7, 2002 between SPEEDCOM Wireless Corporation and DMG Legacy Fund, LLC.

4.19(4)	Secured Promissory Note dated April 26, 2002 between SPEEDCOM Wireless Corporation and DMG Legacy Institutional Fund LLC.

4.20(4)	Secured Promissory Note dated May 7, 2002 between SPEEDCOM Wireless Corporation and DMG Legacy Institutional Fund LLC.

4.21(4)	Secured Promissory Note dated April 26, 2002 between SPEEDCOM Wireless Corporation and DMG Legacy International LTD.

4.22(4)	Secured Promissory Note dated May 7, 2002 between SPEEDCOM Wireless Corporation and DMG Legacy International LTD.

4.23(4)	Letter Loan Agreement dated April 26, 2002.

4.24(4)	Security Agreement dated April 26, 2002.

4.25(4)	Letter Agreement dated April 26, 2002.

4.26(4)	Agreement to Vote Shares dated April 26, 2002.

4.27(5)	Secured Promissory Note dated June 10, 2002 between SPEEDCOM Wireless Corporation and SDS Merchant Fund, L.P.

4.28(5)	Secured Promissory Note dated June 11, 2002 between SPEEDCOM Wireless Corporation and SDS Merchant Fund, L.P.

4.29(5)	Secured Promissory Note dated June 12, 2002 between SPEEDCOM Wireless Corporation and SDS Merchant Fund, L.P.

Number	Description

4.30(5)	Secured Promissory Note dated June 25, 2002 between SPEEDCOM Wireless Corporation and DMG International LTD.

4.31(5)	Secured Promissory Note dated June 25, 2002 between SPEEDCOM Wireless Corporation and DMG Legacy Fund LLC.

4.32(5)	Secured Promissory Note dated June 25, 2002 between SPEEDCOM Wireless Corporation and DMG Legacy Institutional Fund LLC.

4.33(5)	Letter Loan Agreement dated June 10, 2002.

4.34(5)	Security Agreement dated June 10, 2002.

4.35(6)	Secured Promissory Note dated August 8, 2002 between SPEEDCOM Wireless Corporation and DMG Legacy Fund LLC.

4.36(6)	Secured Promissory Note dated August 8, 2002 between SPEEDCOM Wireless Corporation and DMG International LTD.

4.37(6)	Secured Promissory Note dated August 8, 2002 between SPEEDCOM Wireless Corporation and DMG Legacy Institutional Fund LLC.

4.38(6)	Letter Loan Agreement dated August 8, 2002.

4.39(6)	Security Agreement dated August 8, 2002.

4.40(6)	Secured Promissory Note dated September 18, 2002 between SPEEDCOM Wireless Corporation and DMG Legacy Fund LLC.

4.41(6)	Secured Promissory Note dated September 18, 2002 between SPEEDCOM Wireless Corporation and DMG International LTD.

4.42(6)	Secured Promissory Note dated September 18, 2002 between SPEEDCOM Wireless Corporation and DMG Legacy Institutional Fund LLC.

4.43(6)	Letter Loan Agreement dated September 18, 2002.

4.44(6)	Security Agreement dated September 18, 2002.

4.45	Secured Promissory Note dated November 11, 2002 between SPEEDCOM Wireless Corporation and DMG Legacy Fund LLC.

4.46	Secured Promissory Note dated November 11, 2002 between SPEEDCOM Wireless Corporation and DMG International LTD.

4.47	Secured Promissory Note dated November 11, 2002 between SPEEDCOM Wireless Corporation and DMG Legacy Institutional Fund LLC.

4.48	Letter Loan Agreement dated November 11, 2002.

4.49	Security Agreement dated November 11, 2002.

4.50	Secured Promissory Note dated December 24, 2002 between SPEEDCOM Wireless Corporation and DMG Legacy Fund LLC.

4.51	Secured Promissory Note dated December 24, 2002 between SPEEDCOM Wireless Corporation and DMG International LTD.

4.52	Secured Promissory Note dated December 24, 2002 between SPEEDCOM Wireless Corporation and DMG Legacy Institutional Fund LLC.

4.53	Letter Loan Agreement dated December 24, 2002.

4.54	Security Agreement dated December 24, 2002.

4.55	Secured Promissory Note dated January 31, 2003 between SPEEDCOM Wireless Corporation and DMG Legacy Fund LLC.

Number	Description

4.56	Secured Promissory Note dated January 31, 2003 between SPEEDCOM Wireless Corporation and DMG International LTD.

4.57	Secured Promissory Note dated January 31, 2003 between SPEEDCOM Wireless Corporation and DMG Legacy Institutional Fund LLC.

4.58	Letter Loan Agreement dated January 31, 2003.

4.59	Security Agreement dated January 31, 2003.

4.60	Note Purchase Agreement dated March 26, 2003.

4.61	Convertible Promissory Note dated March 26, 2003.

23.1	Consent of Aidman, Piser & Company, P.A.

23.2	Consent of Ernst & Young LLP.

99	Additional exhibits

99.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.

99.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.

(1)	Incorporated by reference to the Form 10-QSB filed May 14, 2001.
(2)	Incorporated by reference to the Form 8-K filed July 2, 2001.
(3)	Incorporated by reference to the Form S-3 filed September 18, 2001.
(4)	Incorporated by reference to the Form 10-QSB filed May 14, 2002.
(5)	Incorporated by reference to the Form 10-QSB filed August 8, 2002.
(6)	Incorporated by reference to the Form 10-QSB filed November 5, 2002