Form 10QSB
period 2003-03-31
SPEEDCOM WIRELESS CORP
filed 2003-05-15
CIK 1014343

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDING MARCH 31, 2003

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the last practicable date: April 30, 2003—14,490,664 common shares, $.001 par value.

Transitional small business disclosure format (check one):     Yes  ☐    No  ☒

SPEEDCOM WIRELESS CORPORATION

FORM 10-QSB FOR THE PERIOD ENDED MARCH 31, 2003

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SPEEDCOM WIRELESS CORPORATION

BALANCE SHEETS

	March 31, 2003	December 31, 2002
	(unaudited)
Assets
Current assets:
Cash	$305,201	$346,361
Accounts receivable, net of allowances of $121,020 and $162,738 in 2003 and 2002, respectively	611,748	520,164
Leases receivable	137,675	248,993
Inventories, net	1,085,106	1,523,734
Prepaid expenses and other current assets	26,251	53,039

Total current assets	2,165,981	2,692,291
Property and equipment, net	546,788	625,400
Other assets	226,250	112,117
Intellectual property, net	1,026,922	1,096,125

Total assets	$3,965,941	$4,525,933

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$1,112,900	$1,135,405
Accrued expenses	946,144	930,949
Due to related parties	3,445,414	3,106,414
Current portion of deferred revenue	19,363	20,939
Current portion of notes and capital leases payable	63,056	64,606

Total current liabilities	5,586,877	5,258,313
Deferred revenue, net of current portion	4,211	4,626
Notes and capital leases payable, net of current portion	408,530	14,100

Stockholders’ deficit:
Common stock, $.001 par value, 250,000,000 shares authorized, 14,490,664 shares issued and outstanding in 2003 and 2002	14,490	14,490
Preferred stock, $4.50 stock liquidation value per share, 10,000,000 shares authorized, 3,835,554 shares issued and outstanding in 2003 and 2002	5,455,702	5,455,702
Additional paid-in capital	17,800,749	17,800,749
Accumulated deficit	(25,304,618)	(24,022,047)

Total stockholders’ deficit	(2,033,677)	(751,106)

Total liabilities and stockholders’ deficit	$3,965,941	$4,525,933

See accompanying notes.

SPEEDCOM WIRELESS CORPORATION

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2003	2002
Net revenues	$1,590,581	$1,947,580
Cost of goods sold	975,650	1,079,607

Gross margin	614,931	867,973

Operating costs and expenses:
Salaries and related	630,992	934,752
General and administrative	694,929	686,422
Selling expenses	244,764	253,008
Provision for bad debt	8,194	321,401
Depreciation and amortization	184,111	175,923

	1,762,990	2,371,506

Loss from operations	(1,148,059)	(1,503,533)

Other (expense) income:
Interest expense	(139,421)	(64,900)
Interest income	7,745	38,809
Other expense, net	(2,836)	(2,496)

	(134,512)	(28,587)

Net loss	$(1,282,571)	$(1,532,120)

Net loss per share:
Basic and diluted	$(0.09)	$(0.15)

Shares used in computing basic and diluted net loss per share	14,490,664	10,447,815

See accompanying notes.

SPEEDCOM WIRELESS CORPORATION

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2003	2002
Operating activities
Net loss	$(1,282,571)	$(1,532,120)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	184,111	175,923
Provision for bad debt	8,194	321,401
Provision for inventory obsolescence	—	12,909
Common stock issued for services	—	67,509
Changes in operating assets and liabilities:
Restricted cash	—	40,073
Accounts receivable	(99,778)	1,037,639
Leases receivable	111,318	478,425
Inventories	438,628	306,675
Prepaid expenses and other current assets	26,788	22,546
Other assets	(114,133)	12,936
Accounts payable and accrued expenses	(7,310)	(686,306)
Deferred revenue	(1,991)	(39,403)

Net cash (used in) provided by operating activities	(736,744)	218,207

Investing activities
Purchases of equipment	(44,016)	(4,101)
Proceeds from disposals of equipment	7,720	—

Net cash used in investing activities	(36,296)	(4,101)

Financing activities
Net payments to factor	—	(257,815)
Proceeds from issuance of loans from related parties	340,000	—
Payments of loans from related parties	(1,000)	(36,000)
Proceeds from issuance of notes	400,000	—
Payments of notes and capital leases	(7,120)	(8,268)
Proceeds from issuance of common stock	—	200

Net cash provided by (used in) financing activities	731,880	(301,883)

Net decrease in cash	(41,160)	(87,777)
Cash at beginning of period	346,361	273,614

Cash at end of period	$305,201	$185,837

Supplemental disclosure of noncash investing and financing activities
Common stock issued for services	—	$67,509
Conversion of accounts payable to loans from related parties	—	$44,363
Conversion of accounts payable to notes payable	—	$20,000

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

In the opinion of management, the financial statements reflect all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for those periods presented. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

Certain prior year amounts have been reclassified to conform to the 2003 presentation.

3. Going Concern and Management’s Plans

The accompanying financial statements are prepared on a going-concern basis, which assumes that SPEEDCOM will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, SPEEDCOM incurred operating losses of approximately $1,148,000 and $1,504,000 for the three months ended March 31, 2003 and 2002, respectively and negative cash flows from operations of approximately $737,000 for the three months ended March 31, 2003, and had a working capital deficit of approximately $3,421,000 as of March 31, 2003. In addition, SPEEDCOM’s cash flows from operations for the remainder of 2003 are currently projected to be insufficient to finance projected operations, without funding from other sources. These conditions raise substantial doubt as to the ability of SPEEDCOM to continue its normal business operations as a going concern.

Management’s plans to sustain SPEEDCOM’s operations include augmenting revenue opportunities, curtailing operating expenses as a percentage of revenue and raising additional capital from external sources. During the three months ended March 31, 2003, management effectively lowered its operating expenses by approximately $609,000 over amounts incurred during the three months ended March 31, 2002. SPEEDCOM borrowed $340,000 in January 2003, at a 15% interest rate, due December 31, 2003. SPEEDCOM also borrowed $400,000 in March 2003 through a convertible promissory note, at a 10% interest rate for the first six months and a 13% interest rate for the remainder of the term of the note, due March 21, 2005. SPEEDCOM was also able to borrow $275,000 in April and May 2003 from four institutional investors. While management is actively addressing multiple sources of capital, there can be no assurance that SPEEDCOM will generate adequate cash from these and similar sources during the remainder of 2003. The financial statements do not include any adjustments that may arise as a result of this uncertainty.

4. Leases Receivable

At March 31, 2003, leases receivable represent a sales-type lease with one customer that arose during the year ended December 31, 2001, resulting from the configuration, assembly, and delivery of wireless communications products. During the three months ended March 31, 2002, SPEEDCOM converted two leases receivable, recorded at approximately $1,290,000, into a single lease receivable with approximately $336,000 due immediately, five payments of $50,000 due over a five month period and a balloon payment of approximately $328,000 due in August 2002. As a result of this restructuring, SPEEDCOM recorded a provision for bad debt of approximately $395,000 for the three months ended March 31, 2002. This lease was restructured in August 2002 and again in March 2003, extending the payment schedule through May 2003 and December 2003, respectively. There are no further credit allowances considered by management to be necessary for these transactions.

5. Inventories

A summary of inventories, net at March 31, 2003 and December 31, 2002 is as follows:

	2003	2002
Component parts	$560,861	$800,485
Completed assemblies	524,245	723,249

	$1,085,106	$1,523,734

6. Intellectual Property

In January 2001, SPEEDCOM acquired worldwide rights to PacketHop™, a wireless routing software developed by SRI International (SRI). Under the terms of the agreement, SPEEDCOM obtained rights to SRI’s PacketHop™ technology in the fixed wireless infrastructure market for certain specific frequencies below 6 Gigahertz. SRI received $360,000 in cash and a total of 325,000 shares of common stock of SPEEDCOM that was issued in four tranches. Each tranch was measured on the specific date that the stock was issued. As of March 31, 2003, the $360,000 in cash and the value of the shares at the date of grant less amortization are classified in Intellectual property, net on the balance sheet, and are being amortized using the straight-line method over the six-year term of the agreement.

A summary of intellectual property balances at March 31, 2003 and December 31, 2002 is as follows:

	2003	2002
Intellectual property	$1,599,500	$1,599,500
Less accumulated amortization	(572,578)	(503,375)

	$1,026,922	$1,096,125

Supplemental amortization information for intellectual property is as follows:

Amortization expense:
Three Months ended March 31, 2003	$69,203

Year ended December 31, 2002	$276,812

Year ended December 31, 2001	$226,563

Estimate future amortization expense for the periods indicated:

Nine months ended December 31, 2003	$207,609

Year ended December 31, 2004	$276,812

Year ended December 31, 2005	$276,812

Year ended December 31, 2006	$265,689

7. Accrued Expenses

A summary of accrued expenses at March 31, 2003 and December 31, 2002 is as follows:

	2003	2002
Accrued payroll	$192,771	$164,589
Accrued commissions	25,496	48,184
Severance costs	274,789	345,103
Accrued interest	354,509	228,677
Other	98,579	144,396

	$946,144	$930,949

8. Related Party Transactions

Due to Related Parties

In March 2002, SPEEDCOM issued three promissory notes to each of SPEEDCOM’s then current outside Board members for $14,738, $13,875 and $15,750, respectively. Each note bears an interest rate of 14% and carries an additional 2% penalty on outstanding principal not paid by April 15, 2002. $30,919 of these notes has been paid as of March 31, 2003.

During the year ended December 31, 2002 and the quarter ended March 31, 2003, SPEEDCOM borrowed an aggregate $2,928,000 and $340,000, respectively under secured promissory notes from three institutional investors who are shareholders. All tangible and intangible assets of SPEEDCOM secure the notes. The notes bear an interest rate of 15% and are payable December 31, 2003. Prepayment is permitted under the secured promissory notes with a 50% premium on the outstanding principal amount.

During April and May 2003, SPEEDCOM borrowed an aggregate $275,000 under secured promissory notes from four institutional investors who are shareholders. All tangible and intangible assets of SPEEDCOM secure the notes. The notes bear an interest rate of 15% and are payable December 31, 2003. Prepayment is permitted under the secured promissory notes with a 50% premium on the outstanding principal amount.

As a stipulation of the preferred stock financing received in August 2001, SPEEDCOM was required to file and obtain SEC acceptance of a registration statement within a specified period of time or incur penalties. As a result of obtaining acceptance from the SEC nineteen days late, SPEEDCOM incurred a penalty of $163,970, payable to the preferred stockholders. The penalty was accrued during 2001 and is included in due to related parties at March 31, 2003 and December 31, 2002.

Related Party Interest Expense:

Interest expense recorded during the three months ended March 31, 2003 and 2002 related to related party notes, loans and other balances amounted to $122,617 and $997, respectively.

9. Notes and Capital Leases Payable

A summary of notes and capital leases payable at March 31, 2003 and December 31, 2002 is as follows:

	2003	2002
12% convertible note(a)	$40,000	$40,000
Convertible promissory note(b)	400,000	—
Capital lease obligations	31,586	38,706

	471,586	78,706
Less current portion	(63,056)	(64,606)

	$408,530	$14,100

(a)	In January 2002, SPEEDCOM entered into a financial relations and consultant contract whereby the consulting firm will receive a $10,000 convertible note with a 12% coupon rate each month. This contract was cancelled in May 2002. The notes are convertible at any time at $1.125 per common share. As of March 31, 2003, the note holder possesses rights to convert the notes to 45,000 shares of restricted common stock.
(b)	SPEEDCOM borrowed $400,000 from an accredited investor in March 2003 through a convertible promissory note, at a 10% interest rate for the first six months and a 13% interest rate for the remainder of the term of the note, due March 21, 2005. The note is convertible at $0.12 per common share.

10. Customer Concentrations

Although SPEEDCOM serves a large and varied group of customers, two customers accounted for 11% and 17% of SPEEDCOM’s revenue for the three months ended March 31, 2002. No customer accounted for 10% or more of SPEEDCOM’s gross accounts receivable or revenue as of and for the three months ended March 31, 2003. In addition, no customer accounted for 10% or more of SPEEDCOM’s gross accounts receivable as of December 31, 2002. SPEEDCOM intends to continue to attempt to diversify and expand its customer base with its current limited resources and maintain overhead costs at low levels.

11. Stock Based Compensation

The following table reflects supplemental financial information related to stock-based employee compensation, as required by Statement of Financial Accounting Standards No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION—TRANSITION AND DISCLOSURE:

	Three Months Ended March 31,
	2003	2002
Stock-based employee compensation costs used in the determination of net loss, as reported	—	$(67,509)

Net loss, as reported	$(1,282,571)	$(1,532,120)
Stock-based employee compensation costs that would have been included in the determination of net loss if the fair value method (Statement 123) had been applied to all awards	(28,237)	(58,507)

Unaudited pro forma net loss, as if the fair value method had been applied to all awards	$(1,310,808)	$(1,590,627)

Loss per share, as reported	$(0.09)	$(0.15)

Unaudited pro forma loss per share, as if the fair value method had been applied to all awards	$(0.09)	$(0.15)

Item 2. Management’s Discussion and Analysis

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

	Three Months Ended March 31,
	2003	2002
Net revenues	100%	100%
Cost of goods sold	61%	55%

Gross margin	39%	45%
Operating costs and expenses:
Salaries and related	40%	48%
General and administrative	44%	35%
Selling expenses	15%	13%
Provision for bad debt	0%	17%
Depreciation and amortization	12%	9%

	111%	122%

Loss from operations	(72)%	(77)%
Other (expense) income:
Interest expense	(9)%	(3)%
Interest income	0%	2%
Other expense, net	(0)%	(0)%

	(9)%	(1)%

Net loss	(81)%	(78)%

Three Months Ended March 31, 2003 and March 31, 2002

Net revenues decreased 18% from approximately $1,948,000 for the three months ended March 31, 2002 to approximately $1,591,000 for the three months ended March 31, 2003. This decrease was due to price reductions by SPEEDCOM, unexpected delays in spending decisions by both potential and current customers during 2003 as compared to 2002 and component shortages created by cash flow issues. These factors, combined with the challenging economic environment in both the United States of America and overseas, contributed to disappointing results. Revenues from customers in foreign geographic areas decreased to 62% of revenues for the three months ended March 31, 2003 as compared to 64% of revenues the three months ended March 31, 2002. The percentage of sales from international customers is expected to decrease slightly during the remainder of the year ended December 31, 2003.

Cost of goods sold decreased 10% from approximately $1,080,000 for the three months ended March 31, 2002 to approximately $976,000 for the three months ended March 31, 2003, due to decreases in SPEEDCOM’s revenues. In addition, gross margin as a percentage of sales decreased six percentage points from 45% for the three months ended March 31, 2002 to 39% for the three months ended March 31, 2003 as a result of price reductions by SPEEDCOM and lower cost absorption of fixed costs due to decreased revenue.

Salaries and related, general and administrative and selling expenses decreased by 16% from approximately $1,874,000 for the three months ended March 31, 2002 to approximately $1,571,000 for the three months ended March 31, 2003. This decrease was primarily due to a decrease in salaries and related expenses of approximately $304,000 related to decreased headcount.

Provision for bad debt decreased 97% from approximately $321,000 during the three months ended March 31, 2002 to approximately $8,000 for the three months ended March 31, 2003. During the three months ended March 31, 2002, SPEEDCOM converted two of its leases receivable, recorded at approximately $1,290,000, into a new lease receivable with approximately $336,000 which was due and collected immediately, five payments of $50,000 due over a five-month period and a balloon payment of approximately $328,000 due in August 2002. As a result of this restructuring of the leases, SPEEDCOM recorded a provision for bad debt of approximately $395,000 for the three months ended March 31, 2002.

Interest expense increased from approximately $65,000 for the three months ended March 31, 2002 to approximately $139,000 for the three months ended March 31, 2003. This increase was due to the addition of notes payable and loans from related parties during 2002 and 2003 of $3,668,000. Interest income decreased from approximately $39,000 for the three months ended March 31, 2002 to approximately $8,000 for the three months ended March 31, 2003 as a result of fewer leasing agreements.

Net loss decreased 16% from approximately $1,532,000, or $0.15 per share, in the three months ended March 31, 2002 to approximately $1,283,000, or $0.09 per share, in the three months ended March 31, 2003 as a result of the foregoing factors.

Taxes

At March 31, 2003, SPEEDCOM had net operating loss carryforwards (NOLs) for federal income tax purposes of approximately $21,618,000. The NOLs expire at various dates through the year 2022. Utilization of SPEEDCOM’s net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such annual limitation could result in the expiration of the net operating loss before utilization.

Liquidity and Capital Resources

During the three months ended March 31, 2003, SPEEDCOM used approximately $737,000 of cash for operating activities. This was primarily due to SPEEDCOM’s net loss for the period and increases in other assets partially offset by decreases in inventory and leases receivable. SPEEDCOM purchased approximately $44,000 of fixed assets during the three months ended March 31, 2003 as compared to approximately $4,000 during the same period in 2002. SPEEDCOM does not have any material commitments for capital expenditures in the future. SPEEDCOM received approximately $732,000 from its financing activities primarily through proceeds from related party and third party loans. As of March 31, 2003, SPEEDCOM had cash of approximately $305,000.

During the three months ended March 31, 2003, SPEEDCOM borrowed an aggregate $340,000 from three institutional investors who are shareholders. The loans bear an interest rate of 15% and are payable December 31, 2003. Also during the three months ended March 31, 2003, SPEEDCOM borrowed $400,000 from an accredited investor. The loan bears an interest rate of 10% for the first six months and 13% for the remainder of the term of the note, due March 21, 2005. The note is convertible at $0.12 per common share. During April and May 2003, SPEEDCOM borrowed an aggregate $275,000 from four institutional investors who are shareholders. The loans bear an interest rate of 15% and are payable December 31, 2003.

During the three months ended March 31, 2002, SPEEDCOM’s operating activities provided approximately $218,000 of cash. This was primarily due to decreases in accounts receivable, leases receivable and inventory partially offset by its net loss for the period and decreases in accounts payable and accrued expenses. SPEEDCOM purchased approximately $4,000 of fixed assets during the three months ending March 31, 2002 as compared to approximately $194,000 during the same period in 2001. SPEEDCOM does not have any material commitments for capital expenditures in the future. SPEEDCOM used approximately $302,000 from its financing activities primarily through payments to factored accounts receivable and payments on loans from related parties. As of March 31, 2002, SPEEDCOM had cash of approximately $186,000.

Projected cash flows from SPEEDCOM’s current operations are not sufficient to finance SPEEDCOM’s current and projected working capital requirements. It is essential that SPEEDCOM obtain additional capital to execute its business plan for the remainder of 2003 and 2004. SPEEDCOM will seek additional capital to fund working capital deficits, develop next generation products and to take advantage of opportunities that may arise. This additional capital could come from the sale of common or preferred stock, from borrowings, or from a strategic transaction such as a merger. There can be no assurance that such financing will be available on acceptable terms, if at all. If SPEEDCOM is unable to secure significant additional financing, SPEEDCOM will have to further downsize its business or explore other alternatives. The financial statements do not include any adjustments that might arise as a result of this uncertainty.

Management’s plans to sustain SPEEDCOM’s operations include augmenting revenue opportunities, curtailing operating expenses as a percentage of revenue and raising additional capital from external sources, as discussed above. During the three months ended March 31, 2003, management effectively lowered its operating expenses by approximately $609,000 over amounts incurred during the three months ended March 31, 2002. In addition, during the three months ended March 31, 2003 management raised cash of $740,000 from loans from related parties and third party investors, of which approximately $400,000 is eventually convertible to equity. While management is actively addressing multiple sources of capital, there can be no assurance that SPEEDCOM will generate adequate cash from these and similar sources during the remainder of 2003 and 2004.

Commitments and Off Balance Sheet Instruments

SPEEDCOM’s only material commitments involve leases for office and manufacturing facilities and computer and office equipment under operating leases. Rent expense under operating leases, amounted to $161,921 and $204,401 for the three months ended March 31, 2003 and 2002, respectively.

During 2002, SPEEDCOM entered into several payment plan agreements with vendors that set up monthly commitments by SPEEDCOM to pay off balances that were past due. SPEEDCOM is currently in default on several of these payment obligations. SPEEDCOM’s terms with most of its suppliers and other vendors are net 30. In many cases, SPEEDCOM is past due with these suppliers and vendors. SPEEDCOM is currently engaged in legal proceedings related to some of the defaults discussed above. None of these proceedings are expected to have a material effect on SPEEDCOM’s business.

In addition, SPEEDCOM is in default on two severance agreements entered into during 2000.

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

If the holders of our preferred stock elect to convert their preferred stock and exercise their warrants to shares of common stock, it will decrease the relative voting power of existing common stockholders, and the preferred stockholders will control a majority of our common stock. In such event, the former preferred stockholders, in their capacity as common stockholders, would be in a position to control our company. Therefore, certain corporate actions, which the Board of Directors may deem advisable for the stockholders of SPEEDCOM as a whole, may not be approved by the common stockholders if submitted to a vote, unless the former preferred stock holders, in their capacity as common stockholders, approve the action.

SPEEDCOM is subject to extensive and unpredictable government regulation, which could make our products obsolete, raise our development costs and create opportunities for other competitors.

SPEEDCOM is subject to various Federal Communications Commission (FCC) rules and regulations in the United States of America and to other government regulations abroad. There can be no assurance that new FCC regulations will not be promulgated or that existing regulations outside of the United States of America would not adversely affect international marketing of SPEEDCOM’s products.

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

PART II. OTHER INFORMATION

Item 2. Recent Sales of Unregistered Securities

During the three months ended March 31, 2003 SPEEDCOM sold the following securities, which were not registered under the Securities Act. The purchases and sales were exempt pursuant to Section 4(2) of the Securities Act (and/or Regulation D promulgated thereunder) as transactions by an issuer not involving a public offering, where the purchasers represented their intention to acquire the securities for investment only, not with a view to distribution, and received or had access to adequate information about the registrant.

1. $400,000 convertible promissory note, convertible at $0.12 per common share.

Item 4. Submission of Matters to a Vote of Security Holders

The following proposals are described in the Notice and Proxy Statement filed by SPEEDCOM with the Securities and Exchange Commission on April 17, 2003:

Proposal 1: Election of one Director to the Board

Proposal 2: Approve the appointment of Aidman, Piser & Company as SPEEDCOM’s certified public accountants for the year ended December 31, 2003

	For	Against	Abstained
Proposal 1	7,870,934	5,722	—
Proposal 2	7,861,126	8,105	7,425

Item 6. Exhibits List and Reports on Form 8-K

(a)	Exhibits

The exhibits in the accompanying Exhibit Index are filed as part of this Quarterly Report on Form 10-QSB.

(b)	Reports on Form 8-K

Form 8-K was filed March 28, 2003 regarding a $400,000 convertible secured loan from an accredited investor.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPEEDCOM Wireless Corporation

/s/ MICHAEL STERNBERG Michael Sternberg	Chief Executive Officer and Director	May 15, 2003

CERTIFICATIONS

I, Michael Sternberg, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of SPEEDCOM Wireless Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this quarterly report is being prepared;

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

Date: May 15, 2003

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/ MARK SCHAFTLEIN
Mark Schaftlein Chief Financial Officer

Exhibit Index Number	Description

3	Articles of incorporation and bylaws

3.1(6)	Amended and Restated Certificate of Incorporation of SPEEDCOM Wireless Corporation.

3.2(1)	Amended and Restated Bylaws of SPEEDCOM Wireless Corporation.

4	Instruments defining the rights of securities holders, including indentures

4.8(2)	Warrant No. W-1 to Purchase 146,667 Shares of Common Stock issued to S.A.C. Capital Associates, LLC.

4.9(2)	Warrant No. W-2 to Purchase 73,333 Shares of Common Stock issued to SDS Merchant Fund, L.P.

4.10(2)	Warrant No. W-3 to Purchase 220,000 Shares of Common Stock issued to Oscar Private Equity Investments, L.P.

4.11(2)	Warrant No. W-4 to Purchase 73,333 Shares of Common Stock issued to Bruce Sanguinetti.

4.12(3)	Purchase Agreement, dated August 23, 2001, by and among SPEEDCOM Wireless Corporation and the Purchasers, as defined.

4.13(3)	Registration Rights Agreement, dated August 23, 2001, by and among SPEEDCOM Wireless Corporation and the Purchasers, as defined.

4.14(3)	Form of Series A Warrant of SPEEDCOM Wireless Corporation dated August 23, 2001.

4.15(3)	Form of Series B Warrant of SPEEDCOM Wireless Corporation dated August 23, 2001.

4.16(3)	Settlement Agreement between SPEEDCOM Wireless Corporation and I.W. Miller Group, Inc. dated June 25, 2001.

4.17(4)	Secured Promissory Note dated April 26, 2002 between SPEEDCOM Wireless Corporation and DMG Legacy Fund, LLC.

4.18(4)	Secured Promissory Note dated May 7, 2002 between SPEEDCOM Wireless Corporation and DMG Legacy Fund, LLC.

4.19(4)	Secured Promissory Note dated April 26, 2002 between SPEEDCOM Wireless Corporation and DMG Legacy Institutional Fund LLC.

4.20(4)	Secured Promissory Note dated May 7, 2002 between SPEEDCOM Wireless Corporation and DMG Legacy Institutional Fund LLC.

4.21(4)	Secured Promissory Note dated April 26, 2002 between SPEEDCOM Wireless Corporation and DMG Legacy International LTD.

4.22(4)	Secured Promissory Note dated May 7, 2002 between SPEEDCOM Wireless Corporation and DMG Legacy International LTD.

4.23(4)	Letter Loan Agreement dated April 26, 2002.

4.24(4)	Security Agreement dated April 26, 2002.

4.25(4)	Letter Agreement dated April 26, 2002.

4.26(4)	Agreement to Vote Shares dated April 26, 2002.

4.27(5)	Secured Promissory Note dated June 10, 2002 between SPEEDCOM Wireless Corporation and SDS Merchant Fund, L.P.

4.28(5)	Secured Promissory Note dated June 11, 2002 between SPEEDCOM Wireless Corporation and SDS Merchant Fund, L.P.

4.29(5)	Secured Promissory Note dated June 12, 2002 between SPEEDCOM Wireless Corporation and SDS Merchant Fund, L.P.

4.30(5)	Secured Promissory Note dated June 25, 2002 between SPEEDCOM Wireless Corporation and DMG International LTD.

4.31(5)	Secured Promissory Note dated June 25, 2002 between SPEEDCOM Wireless Corporation and DMG Legacy Fund LLC.

4.32(5)	Secured Promissory Note dated June 25, 2002 between SPEEDCOM Wireless Corporation and DMG Legacy Institutional Fund LLC.

4.33	(5)	Letter Loan Agreement dated June 10, 2002.

4.34	(5)	Security Agreement dated June 10, 2002.

4.35	(6)	Secured Promissory Note dated August 8, 2002 between SPEEDCOM Wireless Corporation and DMG Legacy Fund LLC.

4.36	(6)	Secured Promissory Note dated August 8, 2002 between SPEEDCOM Wireless Corporation and DMG International LTD.

4.37	(6)	Secured Promissory Note dated August 8, 2002 between SPEEDCOM Wireless Corporation and DMG Legacy Institutional Fund LLC.

4.38	(6)	Letter Loan Agreement dated August 8, 2002.

4.39	(6)	Security Agreement dated August 8, 2002.

4.40	(6)	Secured Promissory Note dated September 18, 2002 between SPEEDCOM Wireless Corporation and DMG Legacy Fund LLC.

4.41	(6)	Secured Promissory Note dated September 18, 2002 between SPEEDCOM Wireless Corporation and DMG International LTD.

4.42	(6)	Secured Promissory Note dated September 18, 2002 between SPEEDCOM Wireless Corporation and DMG Legacy Institutional Fund LLC.

4.43	(6)	Letter Loan Agreement dated September 18, 2002.

4.44	(6)	Security Agreement dated September 18, 2002.

4.45	(7)	Secured Promissory Note dated November 11, 2002 between SPEEDCOM Wireless Corporation and DMG Legacy Fund LLC.

4.46	(7)	Secured Promissory Note dated November 11, 2002 between SPEEDCOM Wireless Corporation and DMG International LTD.

4.47	(7)	Secured Promissory Note dated November 11, 2002 between SPEEDCOM Wireless Corporation and DMG Legacy Institutional Fund LLC.

4.48	(7)	Letter Loan Agreement dated November 11, 2002.

4.49	(7)	Security Agreement dated November 11, 2002.

4.50	(7)	Secured Promissory Note dated December 24, 2002 between SPEEDCOM Wireless Corporation and DMG Legacy Fund LLC.

4.51	(7)	Secured Promissory Note dated December 24, 2002 between SPEEDCOM Wireless Corporation and DMG International LTD.

4.52	(7)	Secured Promissory Note dated December 24, 2002 between SPEEDCOM Wireless Corporation and DMG Legacy Institutional Fund LLC.

4.53	(7)	Letter Loan Agreement dated December 24, 2002.

4.54	(7)	Security Agreement dated December 24, 2002.

4.55	(7)	Secured Promissory Note dated January 31, 2003 between SPEEDCOM Wireless Corporation and DMG Legacy Fund LLC.

4.56	(7)	Secured Promissory Note dated January 31, 2003 between SPEEDCOM Wireless Corporation and DMG International LTD.

4.57	(7)	Secured Promissory Note dated January 31, 2003 between SPEEDCOM Wireless Corporation and DMG Legacy Institutional Fund LLC.

4.58	(7)	Letter Loan Agreement dated January 31, 2003.

4.59	(7)	Security Agreement dated January 31, 2003.

4.60	(7)	Note Purchase Agreement dated March 26, 2003.

4.61	(7)	Convertible Promissory Note dated March 26, 2003.

4.62		Letter Loan Agreement dated April 14, 2003.

4.63		Security Agreement dated April 14, 2003.

4.64		Secured Promissory Note dated April 14, 2003 between SPEEDCOM Wireless Corporation and SDS Merchant Fund L.P.

4.65		Letter Loan Agreement dated April 29, 2003.

4.66		Security Agreement dated April 29, 2003.

4.67		Secured Promissory Note dated April 29, 2003 between SPEEDCOM Wireless Corporation and North Sound Legacy Institutional Fund LLC.

4.68		Secured Promissory Note dated April 29, 2003 between SPEEDCOM Wireless Corporation and North Sound Legacy International LTD.

99	Additional exhibits

99.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.

99.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.

(1)	Incorporated by reference to the Form 10-QSB filed May 14, 2001.
(2)	Incorporated by reference to the Form 8-K filed July 2, 2001.
(3)	Incorporated by reference to the Form S-3 filed September 18, 2001.
(4)	Incorporated by reference to the Form 10-QSB filed May 14, 2002.
(5)	Incorporated by reference to the Form 10-QSB filed August 8, 2002.
(6)	Incorporated by reference to the Form 10-QSB filed November 5, 2002.
(7)	Incorporated by reference to the Form 10-KSB filed April 14, 2003.