Form 10QSB
period 2003-06-30
SPEEDCOM WIRELESS CORP
filed 2003-08-11
CIK 1014343

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDING JUNE 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes☒ No☐, and (2) has been subject to such filing requirements for the past 90 days Yes☒ No ☐.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the last practicable date: July 31, 2003 – 14,490,664 common shares, $.001 par value.

Transitional small business disclosure format (check one):     Yes ☐ No ☒

SPEEDCOM WIRELESS CORPORATION

FORM 10-QSB FOR THE PERIOD ENDED JUNE 30, 2003

INDEX

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SPEEDCOM WIRELESS CORPORATION

BALANCE SHEETS

	June 30, 2003	December 31, 2002
	(unaudited)
Assets
Current assets:
Cash	$205,767	$346,361
Accounts receivable, net of allowances of $99,456 and $162,738 in 2003 and 2002, respectively	335,519	520,164
Leases receivable	110,338	248,993
Inventories, net	1,017,934	1,523,734
Prepaid expenses and other current assets	15,346	53,039

Total current assets	1,684,904	2,692,291
Property and equipment, net	451,460	625,400
Other assets	224,710	112,117
Intellectual property, net	957,719	1,096,125

Total assets	$3,318,793	$4,525,933

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$1,056,773	$1,135,405
Accrued expenses	1,077,272	930,949
Due to related parties	4,120,414	3,106,414
Current portion of deferred revenue	20,199	20,939
Current portion of notes and capital leases payable	61,547	64,606

Total current liabilities	6,336,205	5,258,313
Deferred revenue, net of current portion	3,946	4,626
Notes and capital leases payable, net of current portion	402,783	14,100

Stockholders’ deficit:
Common stock, $.001 par value, 250,000,000 shares authorized, 14,490,664 shares issued and outstanding in 2003 and 2002	14,490	14,490
Preferred stock, $4.50 stock liquidation value per share, 10,000,000 shares authorized, 3,835,554 shares issued and outstanding in 2003 and 2002	5,455,702	5,455,702
Additional paid-in capital	17,800,749	17,800,749
Accumulated deficit	(26,695,082)	(24,022,047)

Total stockholders’ deficit	(3,424,141)	(751,106)

Total liabilities and stockholders’ deficit	$3,318,793	$4,525,933

See accompanying notes.

SPEEDCOM WIRELESS CORPORATION

STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net revenues	$868,258	$1,390,277	$2,458,839	$3,337,857
Cost of goods sold	606,140	884,593	1,581,790	1,964,200

Gross margin	262,118	505,684	877,049	1,373,657

Operating costs and expenses:
Salaries and related	573,676	783,811	1,204,668	1,718,563
General and administrative	448,559	706,102	1,143,488	1,392,524
Selling expenses	158,182	179,582	402,946	432,590
Provision for bad debt	37,858	37,631	46,052	359,032
Depreciation and amortization	180,201	176,170	364,312	352,093
Severance costs	90,000	554,815	90,000	554,815

	1,488,476	2,438,111	3,251,466	4,809,617

Loss from operations	(1,226,358)	(1,932,427)	(2,374,417)	(3,435,960)

Other (expense) income:
Interest expense	(163,750)	(79,528)	(303,171)	(144,428)
Interest income	471	12,988	8,216	51,797
Other expense, net	(827)	(37,458)	(3,663)	(39,954)

	(164,106)	(103,998)	(298,618)	(132,585)

Net loss	$(1,390,464)	$(2,036,425)	$(2,673,035)	$(3,568,545)

Net loss per share:
Basic and diluted	$(0.10)	$(0.19)	$(0.18)	$(0.34)

Shares used in computing basic and diluted net loss per share	14,490,664	10,627,361	14,490,664	10,538,084

See accompanying notes.

SPEEDCOM WIRELESS CORPORATION

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2003	2002
Operating activities
Net loss	$(2,673,035)	$(3,568,545)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	364,312	352,093
Provision for bad debt	46,052	359,032
Write off of notes receivable–related party	—	274,965
Provision for inventory obsolescence	—	143,582
Common stock issued for services	—	97,359
Changes in operating assets and liabilities:
Restricted cash	—	42,724
Accounts receivable	138,593	1,494,611
Leases receivable	138,655	768,131
Inventories	505,800	406,148
Prepaid expenses and other current assets	37,693	48,392
Other assets	(112,593)	9,987
Accounts payable and accrued expenses	67,691	(1,447,022)
Deferred revenue	(1,420)	(49,914)

Net cash used in operating activities	(1,488,252)	(1,068,457)

Investing activities
Purchases of equipment	(59,686)	(5,568)
Proceeds from disposals of equipment	7,720	2,395

Net cash used in investing activities	(51,966)	(3,173)

Financing activities
Net payments to factor	—	(277,948)
Proceeds from issuance of loans from related parties	1,015,000	1,795,000
Payments of loans from related parties	(1,000)	(77,600)
Proceeds from issuance of notes	400,000	—
Payments of notes and capital leases	(14,376)	(51,738)
Proceeds from issuance of common stock	—	200

Net cash provided by financing activities	1,399,624	1,387,914

Net (decrease) increase in cash	(140,594)	316,284
Cash at beginning of period	346,361	273,614

Cash at end of period	$205,767	$589,898

Supplemental disclosure of noncash investing and financing activities
Common stock issued for services	—	$97,359
Conversion of accounts payable to loans from related parties	—	$44,363
Conversion of accounts payable to notes payable	—	$74,903

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

In the opinion of management, the financial statements reflect all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for those periods presented. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

Certain prior year amounts have been reclassified to conform to the 2003 presentation.

3. Recent Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The statement amends and clarifies accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. This statement is designed to improve financial reporting such that contracts with comparable characteristics are accounted for similarly. The statement, which is generally effective for contracts entered into or modified after June 30, 2003, is not anticipated to have a significant effect on SPEEDCOM’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. SPEEDCOM currently has no such financial instruments outstanding or under consideration and therefore adoption of this standard currently has no financial reporting implications.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Valuable Interest Entities. This interpretation clarifies rules relating to consolidation where entities are controlled by means other than a majority voting interest and instances in which equity investors do not bear the residual economic risks. This interpretation is effective immediately for variable interest entities created after January 31, 2003 and for interim periods beginning after June 15, 2003 for interests acquired prior to February 1, 2003. SPEEDCOM currently has no ownership in variable interest entities and therefore adoption of this standard currently has no financial reporting implications.

4. Going Concern and Management’s Plans

The accompanying financial statements are prepared on a going-concern basis, which assumes that SPEEDCOM will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, SPEEDCOM incurred operating losses of approximately $2,374,000 and $3,436,000 and negative cash flows from operations of approximately $1,488,000 and $1,068,000 for the six months ended June 30, 2003 and 2002, respectively and had a working capital deficit of approximately $4,651,000 as of June 30, 2003. In addition, SPEEDCOM’s cash flows from operations for the remainder of 2003 are currently projected to be insufficient to finance projected operations, without funding from other sources. These conditions raise substantial doubt as to the ability of SPEEDCOM to continue its normal business operations as a going concern.

Management’s plans to sustain SPEEDCOM’s operations include augmenting revenue opportunities, curtailing operating expenses as a percentage of revenue and raising additional capital from external sources. During the six months ended June 30, 2003, management effectively lowered its operating expenses by approximately $1,558,000 over amounts incurred during the six months ended June 30, 2002. SPEEDCOM borrowed $1,015,000 during the six months ended June 30, 2003, at a 15% interest rate, due December 31, 2003. SPEEDCOM also borrowed $400,000 during the six months ended June 30, 2003 through a convertible promissory note, at a 10% interest rate for the first six months and a 13% interest rate for the remainder of the term of the note, due March 21, 2005. In addition, SPEEDCOM borrowed $300,000 in July 2003 through a convertible promissory note, at a 10% interest rate for the first six months and a 13% interest rate for the remainder of the term of the note, due July 16, 2004. While management is actively addressing multiple sources of capital, there can be no assurance that SPEEDCOM will generate adequate cash from these and similar sources during the remainder of 2003. The financial statements do not include any adjustments that may arise as a result of this uncertainty.

During the three months ended June 30, 2003, SPEEDCOM entered into a definitive agreement with P-Com, Inc. (P-Com) to sell its operating assets and certain liabilities. Under the terms of the agreement, P-Com will acquire SPEEDCOM’s operating assets and business relationships in exchange for approximately 67,500,000 shares of P-Com common stock and the assumption of certain liabilities of SPEEDCOM. P-Com will assume approximately $3,000,000 in debt that will include at least a 36-month maturity following the closing and is expected to be convertible into shares of P-Com common stock at approximately $0.20 per share. The transaction is expected to close approximately 90 days following stockholder approval of the asset purchase and an increase in the number of authorized shares of P-Com common stock. There are a number of conditions to the closing of the transaction including completion of an equity financing transaction in which P-Com receives gross proceeds of approximately $5,000,000 to $7,000,000 and the conversion of P-Com’s convertible subordinated notes. Following closing, SPEEDCOM’s immediate plans will be to reduce significantly its monthly overhead so as to best preserve its available cash while developing revenue generating opportunities. SPEEDOM will continue to spend limited amounts on salaries, insurance, rent, communications and other normal general and administrative expenses. Assuming the asset purchase agreement becomes effective, SPEEDCOM management intends to seek and evaluate numerous operating businesses for investment.

5. Leases Receivable

At June 30, 2003, leases receivable represent a sales-type lease with one customer that arose during the year ended December 31, 2001, resulting from the configuration, assembly and delivery of wireless communications products. During the six months ended June 30, 2002, SPEEDCOM converted two leases receivable, recorded at approximately $1,290,000, into a single lease receivable with approximately $336,000 due immediately, five payments of $50,000 due over a five month period and a balloon payment of approximately $328,000 due in August 2002. As a result of this restructuring, SPEEDCOM recorded a provision for bad debt of approximately $395,000 for the six months ended June 30, 2002. This lease was restructured in August 2002 and again in March 2003, extending the payment schedule through May 2003 and December 2003, respectively. There are no further credit allowances considered by management to be necessary for these transactions.

6. Inventories

A summary of inventories, net at June 30, 2003 and December 31, 2002 is as follows:

	2003	2002
Component parts	$509,757	$800,485
Completed assemblies	508,177	723,249

	$1,017,934	$1,523,734

7. Intellectual Property

In January 2001, SPEEDCOM acquired worldwide rights to PacketHop™, a wireless routing software developed by SRI International (SRI). Under the terms of the agreement, SPEEDCOM obtained rights to SRI’s PacketHop™ technology in the fixed wireless infrastructure market for certain specific frequencies below 6 gigahertz. SRI received $360,000 in cash and a total of 325,000 shares of common stock of SPEEDCOM that was issued in four tranches. Each tranch was measured on the specific date that the stock was issued. As of June 30, 2003, the $360,000 in cash and the value of the shares at the date of grant less amortization are classified in intellectual property, net on the balance sheet and are being amortized using the straight-line method over the six-year term of the agreement.

A summary of intellectual property balances at June 30, 2003 and December 31, 2002 is as follows:

	2003	2002
Intellectual property	$1,599,500	$1,599,500
Less accumulated amortization	(641,781)	(503,375)

	$957,719	$1,096,125

Supplemental amortization information for intellectual property is as follows:

Amortization expense:
Six Months ended June 30, 2003	$138,406

Year ended December 31, 2002	$276,812

Year ended December 31, 2001	$226,563

Estimate future amortization expense for the periods indicated:
Six months ended December 31, 2003	$138,406

Year ended December 31, 2004	$276,812

Year ended December 31, 2005	$276,812

Year ended December 31, 2006	$265,689

8. Accrued Expenses

A summary of accrued expenses at June 30, 2003 and December 31, 2002 is as follows:

	2003	2002
Accrued payroll	$138,933	$164,589
Accrued commissions	15,464	48,184
Severance costs	331,067	345,103
Accrued interest	507,648	228,677
Other	84,160	144,396

	$1,077,272	$930,949

9. Related Party Transactions

Due to Related Parties

In March 2002, SPEEDCOM issued three promissory notes to each of SPEEDCOM’s then current outside board members for $14,738, $13,875 and $15,750, respectively. Each note bears an interest rate of 14% and carries an additional 2% penalty on outstanding principal not paid by April 15, 2002. $30,919 of these notes has been paid as of June 30, 2003.

During the year ended December 31, 2002 and the six months ended June 30, 2003, SPEEDCOM borrowed an aggregate $2,928,000 and $1,015,000, respectively under secured promissory notes from institutional investors who are shareholders. All tangible and intangible assets of SPEEDCOM secure the notes. The notes bear an interest rate of 15% and are payable December 31, 2003. Prepayment is permitted under the secured promissory notes with a 50% premium on the outstanding principal amount.

As a stipulation of the preferred stock financing received in August 2001, SPEEDCOM was required to file and obtain SEC acceptance of a registration statement within a specified period of time or incur penalties. As a result of obtaining acceptance from the SEC nineteen days late, SPEEDCOM incurred a penalty of $163,970, payable to the preferred stockholders. The penalty was accrued during 2001 and is included in due to related parties at June 30, 2003 and December 31, 2002.

Related Party Interest Expense

Interest expense recorded during the three months ended June 30, 2003 and 2002 related to related party notes, loans and other balances amounted to approximately $150,000 and $36,000, respectively. Interest expense recorded during the six months ended June 30, 2003 and 2002 related to related party notes, loans and other balances amounted to approximately $272,000 and $37,000, respectively.

10. Notes and Capital Leases Payable

A summary of notes and capital leases payable at June 30, 2003 and December 31, 2002 is as follows:

	2003	2002
12% convertible note (a)	$40,000	$40,000
Convertible promissory note (b)	400,000	—
Capital lease obligations	24,330	38,706

	464,330	78,706
Less current portion	(61,547)	(64,606)

	$402,783	$14,100

(a)	In January 2002, SPEEDCOM entered into a financial relations and consultant contract whereby the consulting firm will receive a $10,000 convertible note with a 12% coupon rate each month. This contract was cancelled in May 2002. The notes are convertible at any time at $1.125 per common share. As of June 30, 2003, the note holder possesses rights to convert the notes to 45,000 shares of restricted common stock.

(b)	SPEEDCOM borrowed $400,000 from P-Com in March 2003 through a convertible promissory note, at a 10% interest rate for the first six months and a 13% interest rate for the remainder of the term of the note, due March 21, 2005. The note is convertible at $0.12 per common share.

11. Customer Concentrations

Revenue

Although SPEEDCOM serves a large and varied group of customers, one customer accounted for 11% of SPEEDCOM’s revenue for the six months ended June 30, 2002. No customer accounted for more than 10% of SPEEDCOM’s revenue for the three months ended June 30, 2002 or for the three and six months ended June 30, 2003.

Accounts Receivable

Two customers accounted for 18% and 10% of SPEEDCOM’s gross accounts receivable as of June 30, 2003. No customer accounted for 10% or more of SPEEDCOM’s gross accounts receivable as of December 31, 2002.

SPEEDCOM intends to continue to attempt to diversify and expand its customer base with its current limited resources and maintain overhead costs at low levels.

12. Stock Based Compensation

The following table reflects supplemental financial information related to stock-based employee compensation, as required by SFAS No. 148, Accounting for Stock-Based Compensation–Transition and Disclosure:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Stock-based employee compensation costs used in the determination of net loss, as reported	—	$(29,850)	—	$(97,359)

Net loss, as reported	$(1,390,464)	$(2,036,425)	$(2,673,035)	$(3,568,545)
Stock-based employee compensation costs that would have been included in the determination of net loss if the fair value method (Statement 123) had been applied to all awards	(28,237)	(58,507)	(56,474)	(117,014)

Unaudited pro forma net loss, as if the fair value method had been applied to all awards	$(1,418,701)	$(2,094,932)	$(2,729,509)	$(3,685,559)
Loss per share, as reported	$(0.10)	$(0.19)	$(0.18)	$(0.34)

Unaudited pro forma loss per share, as if the fair value method had been applied to all awards	$(0.10)	$(0.20)	$(0.19)	$(0.35)

13. Severance Costs

During the three months ended June 30, 2003, SPEEDCOM recorded severance costs of $90,000 in accordance with the separation agreement between SPEEDCOM and its former Vice President of Marketing and Product Development. The costs include severance pay to be paid over future periods.

During the three months ended June 30, 2002, SPEEDCOM recorded severance costs of approximately $555,000 in accordance with the separation agreement, as amended, between SPEEDCOM and its former Chief Executive Officer. The costs include severance pay and other employee benefits and the write off of notes receivable-related party, as described below. During 2001, SPEEDCOM sold its InstallGuys division to SPEEDCOM’s then Chief Executive Officer. In return, SPEEDCOM received two 6% secured promissory notes totaling approximately $211,000. In October 2001, SPEEDCOM loaned InstallGuys an additional $50,000 at 6% interest. As a stipulation to the separation agreement, as amended, between SPEEDCOM and its former Chief Executive Officer, SPEEDCOM forgave all indebtedness owed by InstallGuys. Consequently, SPEEDCOM charged the notes receivable-related party to severance expense during the three months ended June 30, 2002.

14. Subsequent Event

In July 2003, SPEEDCOM borrowed $300,000 from P-Com through a convertible promissory note, at a 10% interest rate for the first six months and a 13% interest rate for the remainder of the term of the note, due July 16, 2004. In August 2003, SPEEDCOM borrowed an additional $200,000 from P-Com.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net revenues	100%	100%	100%	100%
Cost of goods sold	70%	64%	64%	59%

Gross margin	30%	36%	36%	41%

Operating costs and expenses:
Salaries and related	66%	56%	49%	51%
General and administrative	52%	51%	47%	42%
Selling expenses	18%	13%	16%	13%
Provision for bad debt	4%	2%	2%	11%
Depreciation and amortization	21%	13%	15%	10%
Severance costs	10%	40%	4%	17%

	171%	175%	133%	144%

Loss from operations	(141)%	(139)%	(97)%	(103)%

Other (expense) income:
Interest expense	(19)%	(5)%	(12)%	(4)%
Interest income	0%	1%	0%	1%
Other expense, net	(0)%	(3)%	(0)%	(1)%

	(19)%	(7)%	(12)%	(4)%

Net loss	(160)%	(146)%	(109)%	(107)%

Six Months Ended June 30, 2003 and June 30, 2002

Net revenues decreased 26% from approximately $3,338,000 for the six months ended June 30, 2002 to approximately $2,459,000 for the six months ended June 30, 2003. This decrease was due to price reductions by SPEEDCOM, unexpected delays in spending decisions by both potential and current customers during 2003 as compared to 2002 and component shortages created by cash flow issues. These factors, combined with the challenging economic environment in both the United States of America and overseas, contributed to disappointing results. Revenues from customers in foreign geographic areas increased to 59% of revenues for the six months ended June 30, 2003 as compared to 52% of revenues the six months ended June 30, 2002. The percentage of sales from international customers is expected to decrease slightly during the remainder of the year ended December 31, 2003.

Cost of goods sold decreased 19% from approximately $1,964,000 for the six months ended June 30, 2002 to approximately $1,582,000 for the six months ended June 30, 2003, due to decreases in SPEEDCOM’s revenues. In addition, gross margin as a percentage of sales decreased five percentage points from 41% for the six months ended June 30, 2002 to 36% for the six months ended June 30, 2003 as a result of price reductions by SPEEDCOM and lower cost absorption of fixed costs due to decreased revenue.

Salaries and related, general and administrative and selling expenses decreased by 22% from approximately $3,544,000 for the six months ended June 30, 2002 to approximately $2,751,000 for the six months ended June 30, 2003. This decrease was primarily due to a decrease in salaries and related expenses of approximately $514,000 related to decreased headcount (55 at June 30, 2002 versus 48 at June 30, 2003) and a decrease in general and administrative expenses of approximately of $249,000 related to decreased accounting, legal and investor relations expenses.

Provision for bad debt decreased 87% from approximately $359,000 during the six months ended June 30, 2002 to approximately $46,000 for the six months ended June 30, 2003. During the six months ended June 30, 2002, SPEEDCOM converted two of its leases receivable, recorded at approximately $1,290,000, into a new lease receivable with approximately $336,000, which was due and collected immediately, five payments of $50,000 due over a five-month period and a balloon payment of approximately $328,000 due in August 2002. As a result of this restructuring of the leases, SPEEDCOM recorded a provision for bad debt of approximately $395,000 for the six months ended June 30, 2002.

During the six months ended June 30, 2003, SPEEDCOM recorded severance costs of $90,000 in accordance with the separation agreement between SPEEDCOM and its former Vice President of Marketing and Product Development. The costs include severance pay to be paid over future periods.

During the six months ended June 30, 2002, SPEEDCOM recorded severance costs of approximately $555,000 in accordance with the separation agreement, as amended, between SPEEDCOM and its former Chief Executive Officer. The costs include severance pay and other employee benefits and the write off of notes receivable-related party, as described below. During 2001, SPEEDCOM sold its InstallGuys division to SPEEDCOM’s then Chief Executive Officer. In return, SPEEDCOM received two 6% secured promissory notes totaling approximately $211,000. In October 2001, SPEEDCOM loaned InstallGuys an additional $50,000 at 6% interest. As a stipulation to the separation agreement, as amended, between SPEEDCOM and its former Chief Executive Officer, SPEEDCOM forgave all indebtedness owed by InstallGuys. Consequently, SPEEDCOM charged the notes receivable-related party to severance expense during the six months ended June 30, 2002.

Interest expense increased from approximately $144,000 for the six months ended June 30, 2002 to approximately $303,000 for the six months ended June 30, 2003. This increase was due to the addition of notes payable and loans from related parties during 2002 and 2003 of $3,943,000. Interest income decreased from approximately $52,000 for the six months ended June 30, 2002 to approximately $8,000 for the six months ended June 30, 2003 as a result of fewer leasing agreements.

Net loss decreased 25% from approximately $3,569,000, or $0.34 per share, in the six months ended June 30, 2002 to approximately $2,673,000, or $0.18 per share, in the six months ended June 30, 2003 as a result of the foregoing factors.

Three Months Ended June 30, 2003 and June 30, 2002

Net revenues decreased 38% from approximately $1,390,000 for the three months ended June 30, 2002 to approximately $868,000 for the three months ended June 30, 2003. This decrease was due to price reductions by SPEEDCOM, unexpected delays in spending decisions by both potential and current customers during 2003 as compared to 2002 and component shortages created by cash flow issues. These factors, combined with the challenging economic environment in both the United States of America and overseas, contributed to disappointing results. Revenues from customers in foreign geographic areas increased to 62% of revenues for the three months ended June 30, 2003 as compared to 38% of revenues the three months ended June 30, 2002. The percentage of sales from international customers is expected to decrease slightly during the remainder of the year ended December 31, 2003.

Cost of goods sold decreased 31% from approximately $885,000 for the three months ended June 30, 2002 to approximately $606,000 for the three months ended June 30, 2003, due to decreases in SPEEDCOM’s revenues. In addition, gross margin as a percentage of sales decreased six percentage points from 36% for the three months ended June 30, 2002 to 30% for the three months ended June 30, 2003 as a result of price reductions by SPEEDCOM and lower cost absorption of fixed costs due to decreased revenue.

Salaries and related, general and administrative and selling expenses decreased by 29% from approximately $1,669,000 for the three months ended June 30, 2002 to approximately $1,180,000 for the three months ended June 30, 2003. This decrease was primarily due to a decrease in salaries and related expenses of approximately $210,000 related to decreased headcount (55 at June 30, 2002 versus 48 at June 30, 2003) and a decrease in general and administrative expenses of approximately of $258,000 related to decreased rent, accounting, legal and investor relations expenses.

During the three months ended June 30, 2003, SPEEDCOM recorded severance costs of $90,000 in accordance with the separation agreement between SPEEDCOM and its former Vice President of Marketing and Product Development. The costs include severance pay to be paid over future periods.

During the three months ended June 30, 2002, SPEEDCOM recorded severance costs of approximately $555,000 in accordance with the separation agreement, as amended, between SPEEDCOM and its former Chief Executive Officer. The costs include severance pay and other employee benefits and the write off of notes receivable-related party, as described below. During 2001, SPEEDCOM sold its InstallGuys division to SPEEDCOM’s then Chief Executive Officer. In return, SPEEDCOM received two 6% secured promissory notes totaling approximately $211,000. In October 2001, SPEEDCOM loaned InstallGuys an additional $50,000 at 6% interest. As a stipulation to the separation agreement, as amended, between SPEEDCOM and its former Chief Executive Officer, SPEEDCOM forgave all indebtedness owed by InstallGuys. Consequently, SPEEDCOM charged the notes receivable-related party to severance expense during the three months ended June 30, 2002.

Interest expense increased from approximately $80,000 for the three months ended June 30, 2002 to approximately $164,000 for the three months ended June 30, 2003. This increase was due to the addition of notes payable and loans from related parties during 2002 and 2003 of $3,943,000. Interest income decreased from approximately $13,000 for the three months ended June 30, 2002 to approximately $1,000 for the three months ended June 30, 2003 as a result of fewer leasing agreements.

Net loss decreased 32% from approximately $2,036,000, or $0.19 per share, in the three months ended June 30, 2002 to approximately $1,390,000, or $0.10 per share, in the three months ended June 30, 2003 as a result of the foregoing factors.

Taxes

At June 30, 2003, SPEEDCOM had net operating loss carryforwards (NOLs) for federal income tax purposes of approximately $21,618,000. The NOLs expire at various dates through the year 2022. Utilization of SPEEDCOM’s net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such annual limitation could result in the expiration of the net operating loss before utilization.

Liquidity and Capital Resources

During the six months ended June 30, 2003, SPEEDCOM used approximately $1,488,000 of cash for operating activities. This was primarily due to SPEEDCOM’s net loss for the period and increases in other assets partially offset by decreases in inventory, accounts receivable and leases receivable. SPEEDCOM purchased approximately $60,000 of fixed assets during the six months ended June 30, 2003 as compared to approximately $6,000 during the same period in 2002. SPEEDCOM does not have any material commitments for capital expenditures in the future. SPEEDCOM received approximately $1,400,000 from its financing activities through proceeds from related party and third party loans. As of June 30, 2003, SPEEDCOM had cash of approximately $206,000.

During the six months ended June 30, 2003, SPEEDCOM borrowed an aggregate $1,015,000 from institutional investors who are shareholders. The loans bear an interest rate of 15% and are payable December 31, 2003. Also during the six months ended June 30, 2003, SPEEDCOM borrowed $400,000 from P-Com. The loan bears an interest rate of 10% for the first six months and 13% for the remainder of the term of the note, due March 21, 2005. The note is convertible at $0.12 per common share.

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

Management’s plans to sustain SPEEDCOM’s operations include augmenting revenue opportunities, curtailing operating expenses as a percentage of revenue and raising additional capital from external sources, as discussed above. During the six months ended June 30, 2003, management effectively lowered its operating expenses by approximately $1,558,000 over amounts incurred during the six months ended June 30, 2002. In addition, during the six months ended June 30, 2003 management raised cash of $1,415,000 from loans from related parties and third party investors, of which approximately $400,000 (borrowed from P-Com) is eventually convertible to equity. SPEEDCOM also borrowed $300,000 in July 2003 under a secured promissory note from P-Com, which is convertible to equity. While management is actively addressing multiple sources of capital, there can be no assurance that SPEEDCOM will generate adequate cash from these and similar sources during the remainder of 2003 and 2004.

Commitments and Off Balance Sheet Instruments

SPEEDCOM’s only material commitments involve leases for office and manufacturing facilities and computer and office equipment under operating leases. Rent expense under operating leases amounted to approximately $253,000 and $401,000 for the six months ended June 30, 2003 and 2002, respectively.

During 2002 and 2003, SPEEDCOM entered into several payment plan agreements with vendors that set up monthly commitments by SPEEDCOM to pay off balances that were past due. SPEEDCOM is currently in default on several of these payment obligations. SPEEDCOM’s terms with most of its suppliers and other vendors are net 30. In many cases, SPEEDCOM is past due with these suppliers and vendors. SPEEDCOM is currently engaged in legal proceedings related to some of the defaults discussed above. None of these proceedings are expected to have a material effect on SPEEDCOM’s business.

In addition, SPEEDCOM is in default on two severance agreements entered into during 2000.

SPEEDCOM also has two employment contracts, which guarantee that if a change of control occurs, the employee may elect to resign from SPEEDCOM and receive a lump sum payment of six month’s salary. In 2002, a change of control, as defined in the agreements, did occur. However, there has not been any indication that the employees covered under the employment contracts are considering resigning from SPEEDCOM.

SPEEDCOM has entered into an asset purchase agreement to sell substantially all of its assets and liabilities to P-Com for approximately 67,500,000 shares of P-Com common stock. As a stipulation to this agreement, SPEEDCOM would be required to pay to P-Com $500,000 if SPEEDCOM terminated the asset purchase agreement under certain circumstances, such as a breach of the agreement or if SPEEDCOM’s board of directors approved an alternative proposal to the P-Com asset purchase agreement. SPEEDCOM believes that the probability of these circumstances occurring is remote.

Recent Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The statement amends and clarifies accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. This statement is designed to improve financial reporting such that contracts with comparable characteristics are accounted for similarly. The statement, which is generally effective for contracts entered into or modified after June 30, 2003, is not anticipated to have a significant effect on SPEEDCOM’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. SPEEDCOM currently has no such financial instruments outstanding or under consideration and therefore adoption of this standard currently has no financial reporting implications.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Valuable Interest Entities. This interpretation clarifies rules relating to consolidation where entities are controlled by means other than a majority voting interest and instances in which equity investors do not bear the residual economic risks. This interpretation is effective immediately for variable interest entities created after January 31, 2003 and for interim periods beginning after June 15, 2003 for interests acquired prior to February 1, 2003. SPEEDCOM currently has no ownership in variable interest entities and therefore adoption of this standard currently has no financial reporting implications.

Certain Factors That May Affect Future Results, Financial Condition and Market Price of Securities

If we do not raise additional capital, we will not be able to fulfill our business plan or continue as a going concern.

It is essential that we obtain additional financing by the end of the third quarter of 2003 to continue operating as a going concern. This additional capital could come from the sale of common or preferred stock, from borrowings, or from a strategic transaction such as a merger. There can be no assurance, however, that we will be successful in obtaining the additional capital we require.

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

SPEEDCOM has incurred significant losses since its inception, and expects to continue to incur net losses through at least the third quarter of 2004. Although SPEEDCOM intends to decrease operating expenses as a percentage of revenue, our revenues may not grow or even continue at their current level. If revenues do not rapidly increase or if expenses increase at a greater pace than revenues, SPEEDCOM will never become profitable.

SPEEDCOM has entered into an agreement to sell substantially all of its assets and liabilities to P-Com.

SPEEDCOM signed an asset purchase agreement with P-Com, dated June 16, 2003. The agreement proposes that P-Com acquire substantially all of the assets and liabilities of SPEEDCOM for approximately 67,500,000 shares of P-Com common stock. SPEEDCOM has and will continue to incur significant non-recoverable expenses in its efforts to complete the transaction, whether or not the transaction is completed.

If the asset purchase agreement between SPEEDCOM and P-Com is consummated, SPEEDCOM shareholders will continue to own shares of SPEEDCOM common stock. SPEEDCOM, as a company, will primarily have only one asset, and investment in P-Com, plus some cash and/or receivables up to a maximum of $200,000 and certain liabilities not assumed by P-Com. SPEEDCOM will have the option to sell shares of P-Com common stock only after P-Com has completed a registration of the shares.

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

We could encounter future competition from larger wireless, computer and networking equipment companies. We could also encounter additional future competition from companies that offer products that replace or are alternatives to radio frequency wireless solutions. These products include, for example, products based on infra-red technology, systems that utilize existing telephone wires or cables within a building as a wired network backbone and satellite systems outside of buildings.

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

To increase revenues, we utilize distribution partners. SPEEDCOM has invested significant resources to develop these indirect channels. These efforts may not generate the revenues necessary to offset such investments. We may be dependent upon the acceptance of our products by distributors and their active marketing and sales efforts relating to our products. The distributors to whom we sell products are independent and are not obligated to deal with SPEEDCOM exclusively. Because SPEEDCOM does not generally fulfill orders by end users of its products sold through distributors, SPEEDCOM will be dependent upon the ability of distributors to accurately forecast demand and maintain appropriate levels of inventory. Management expects that SPEEDCOM’s distributors will also sell competing products. These distributors may not continue, or may not give a high priority to, marketing and supporting our products. This and other channel conflicts could result in diminished sales through the indirect channels. Additionally, because lower prices are typically charged on sales made through indirect channels, increased indirect sales could adversely affect the average selling prices and result in lower gross margins. SPEEDCOM may modify the number of distribution partners that it utilizes in the future.

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

If the holders of our preferred stock elect to convert their preferred stock and exercise their warrants to shares of common stock, it will decrease the relative voting power of existing common stockholders and the preferred stockholders will control a majority of our common stock. In such event, the former preferred stockholders, in their capacity as common stockholders, would be in a position to control our company. Therefore, certain corporate actions, which the board of directors may deem advisable for the stockholders of SPEEDCOM as a whole, may not be approved by the common stockholders if submitted to a vote, unless the former preferred stock holders, in their capacity as common stockholders, approve the action.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, SPEEDCOM carried out an evaluation of the effectiveness of the design and operation of SPEEDCOM’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of SPEEDCOM’s management, including SPEEDCOM’s Chief Financial Officer, who concluded that SPEEDCOM’s disclosure controls and procedures are effective. There have been no significant changes in SPEEDCOM’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date SPEEDCOM carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in SPEEDCOM’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in SPEEDCOM’s reports filed under the Exchange Act is accumulated and communicated to management, including SPEEDCOM’s Chief Financial Officer, to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

Item 2. Recent Sales of Unregistered Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 6. Exhibits List and Reports on Form 8-K

(a)	Exhibits

The exhibits in the accompanying exhibit index are filed as part of this quarterly report on Form 10-QSB.

(b)	Reports on Form 8-K

Form 8-K was filed May 15, 2003 regarding first quarter earnings.

Form 8-K was filed June 17, 2003 regarding the definitive agreement between P- Com, Inc. and SPEEDCOM      Wireless Corporation.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPEEDCOM Wireless Corporation

/s/ Mark Schaftlein	Chief Financial Officer	August 11, 2003
Mark Schaftlein

Exhibit Index

Number	Description

2	Plan of acquisition, reorganization, arrangement, liquidation, or succession.

2.1(9)	Asset Purchase Agreement between SPEEDCOM Wireless Corporation and P-Com, Inc.

3	Articles of incorporation and bylaws.

3.1(6)	Amended and Restated Certificate of Incorporation of SPEEDCOM Wireless Corporation.

3.2(1)	Amended and Restated Bylaws of SPEEDCOM Wireless Corporation.

4	Instruments defining the rights of securities holders, including indentures.

4.8(2)	Warrant No. W-1 to Purchase 146,667 Shares of Common Stock issued to S.A.C. Capital Associates, LLC.

4.9(2)	Warrant No. W-2 to Purchase 73,333 Shares of Common Stock issued to SDS Merchant Fund, L.P.

4.10(2)	Warrant No. W-3 to Purchase 220,000 Shares of Common Stock issued to Oscar Private Equity Investments, L.P.

4.11(2)	Warrant No. W-4 to Purchase 73,333 Shares of Common Stock issued to Bruce Sanguinetti.

4.12(3)	Purchase Agreement, dated August 23, 2001, by and among SPEEDCOM Wireless Corporation and the Purchasers, as defined.

4.13(3)	Registration Rights Agreement, dated August 23, 2001, by and among SPEEDCOM Wireless Corporation and the Purchasers, as defined.

4.14(3)	Form of Series A Warrant of SPEEDCOM Wireless Corporation dated August 23, 2001.

4.15(3)	Form of Series B Warrant of SPEEDCOM Wireless Corporation dated August 23, 2001.

4.16(3)	Settlement Agreement between SPEEDCOM Wireless Corporation and I.W. Miller Group, Inc. dated June 25, 2001.

4.17(4)	Secured Promissory Note dated April 26, 2002 between SPEEDCOM Wireless Corporation and DMG Legacy Fund, LLC.

4.18(4)	Secured Promissory Note dated May 7, 2002 between SPEEDCOM Wireless Corporation and DMG Legacy Fund, LLC.

4.19(4)	Secured Promissory Note dated April 26, 2002 between SPEEDCOM Wireless Corporation and DMG Legacy Institutional Fund LLC.

4.20(4)	Secured Promissory Note dated May 7, 2002 between SPEEDCOM Wireless Corporation and DMG Legacy Institutional Fund LLC.

4.21(4)	Secured Promissory Note dated April 26, 2002 between SPEEDCOM Wireless Corporation and DMG Legacy International LTD.

4.22(4)	Secured Promissory Note dated May 7, 2002 between SPEEDCOM Wireless Corporation and DMG Legacy International LTD.

4.23(4)	Letter Loan Agreement dated April 26, 2002.

4.24(4)	Security Agreement dated April 26, 2002.

4.25(4)	Letter Agreement dated April 26, 2002.

4.26(4)	Agreement to Vote Shares dated April 26, 2002.

4.27(5)	Secured Promissory Note dated June 10, 2002 between SPEEDCOM Wireless Corporation and SDS Merchant Fund, L.P.

4.28(5)	Secured Promissory Note dated June 11, 2002 between SPEEDCOM Wireless Corporation and SDS Merchant Fund, L.P.

4.29(5)	Secured Promissory Note dated June 12, 2002 between SPEEDCOM Wireless Corporation and SDS Merchant Fund, L.P.

4.30(5)	Secured Promissory Note dated June 25, 2002 between SPEEDCOM Wireless Corporation and DMG International LTD.

Number	Description

4.31(5)	Secured Promissory Note dated June 25, 2002 between SPEEDCOM Wireless Corporation and DMG Legacy Fund LLC.

4.32(5)	Secured Promissory Note dated June 25, 2002 between SPEEDCOM Wireless Corporation and DMG Legacy Institutional Fund LLC.

4.33(5)	Letter Loan Agreement dated June 10, 2002.

4.34(5)	Security Agreement dated June 10, 2002.

4.35(6)	Secured Promissory Note dated August 8, 2002 between SPEEDCOM Wireless Corporation and DMG Legacy Fund LLC.

4.36(6)	Secured Promissory Note dated August 8, 2002 between SPEEDCOM Wireless Corporation and DMG International LTD.

4.37(6)	Secured Promissory Note dated August 8, 2002 between SPEEDCOM Wireless Corporation and DMG Legacy Institutional Fund LLC.

4.38(6)	Letter Loan Agreement dated August 8, 2002.

4.39(6)	Security Agreement dated August 8, 2002.

4.40(6)	Secured Promissory Note dated September 18, 2002 between SPEEDCOM Wireless Corporation and DMG Legacy Fund LLC.

4.41(6)	Secured Promissory Note dated September 18, 2002 between SPEEDCOM Wireless Corporation and DMG International LTD.

4.42(6)	Secured Promissory Note dated September 18, 2002 between SPEEDCOM Wireless Corporation and DMG Legacy Institutional Fund LLC.

4.43(6)	Letter Loan Agreement dated September 18, 2002.

4.44(6)	Security Agreement dated September 18, 2002.

4.45(7)	Secured Promissory Note dated November 11, 2002 between SPEEDCOM Wireless Corporation and DMG Legacy Fund LLC.

4.46(7)	Secured Promissory Note dated November 11, 2002 between SPEEDCOM Wireless Corporation and DMG International LTD.

4.47(7)	Secured Promissory Note dated November 11, 2002 between SPEEDCOM Wireless Corporation and DMG Legacy Institutional Fund LLC.

4.48(7)	Letter Loan Agreement dated November 11, 2002.

4.49(7)	Security Agreement dated November 11, 2002.

4.50(7)	Secured Promissory Note dated December 24, 2002 between SPEEDCOM Wireless Corporation and DMG Legacy Fund LLC.

4.51(7)	Secured Promissory Note dated December 24, 2002 between SPEEDCOM Wireless Corporation and DMG International LTD.

4.52(7)	Secured Promissory Note dated December 24, 2002 between SPEEDCOM Wireless Corporation and DMG Legacy Institutional Fund LLC.

4.53(7)	Letter Loan Agreement dated December 24, 2002.

4.54(7)	Security Agreement dated December 24, 2002.

4.55(7)	Secured Promissory Note dated January 31, 2003 between SPEEDCOM Wireless Corporation and DMG Legacy Fund LLC.

4.56(7)	Secured Promissory Note dated January 31, 2003 between SPEEDCOM Wireless Corporation and DMG International LTD.

4.57(7)	Secured Promissory Note dated January 31, 2003 between SPEEDCOM Wireless Corporation and DMG Legacy Institutional Fund LLC.

4.58(7)	Letter Loan Agreement dated January 31, 2003.

4.59(7)	Security Agreement dated January 31, 2003.

4.60(7)	Note Purchase Agreement dated March 26, 2003.

4.61(7)	Convertible Promissory Note dated March 26, 2003.

4.62(8)	Letter Loan Agreement dated April 14, 2003.

4.63(8)	Security Agreement dated April 14, 2003.

4.64(8)	Secured Promissory Note dated April 14, 2003 between SPEEDCOM Wireless Corporation and SDS Merchant Fund L.P.

4.65(8)	Letter Loan Agreement dated April 29, 2003.

4.66(8)	Security Agreement dated April 29, 2003.

Number	Description

4.67(8)	Secured Promissory Note dated April 29, 2003 between SPEEDCOM Wireless Corporation and North Sound Legacy Institutional Fund LLC.

4.68(8)	Secured Promissory Note dated April 29, 2003 between SPEEDCOM Wireless Corporation and North Sound Legacy International LTD.

4.69	Letter Loan Agreement dated May 15, 2003.

4.70	Security Agreement dated May 15, 2003.

4.71	Secured Promissory Note dated May 15, 2003 between SPEEDCOM Wireless Corporation and North Sound Legacy Institutional Fund LLC.

4.72	Secured Promissory Note dated May 15, 2003 between SPEEDCOM Wireless Corporation and North Sound Legacy International LTD.

4.73	Secured Promissory Note dated May 15, 2003 between SPEEDCOM Wireless Corporation and North Sound Legacy Fund LLC.

4.74	Letter Loan Agreement dated June 16, 2003.

4.75	Security Agreement dated June 16, 2003.

4.76	Secured Promissory Note dated June 16, 2003 between SPEEDCOM Wireless Corporation and North Sound Legacy Institutional Fund LLC.

4.77	Secured Promissory Note dated June 16, 2003 between SPEEDCOM Wireless Corporation and North Sound Legacy International LTD.

4.78	Secured Promissory Note dated June 16, 2003 between SPEEDCOM Wireless Corporation and North Sound Legacy Fund LLC.

31.1	Certification Pursuant to Sarbanes-Oxley Section 302.

32.1	Certification Pursuant to 18 U.S.C. Section 1350.

(1)	Incorporated by reference to the Form 10-QSB filed May 14, 2001.
(2)	Incorporated by reference to the Form 8-K filed July 2, 2001.
(3)	Incorporated by reference to the Form S-3 filed September 18, 2001.
(4)	Incorporated by reference to the Form 10-QSB filed May 14, 2002.
(5)	Incorporated by reference to the Form 10-QSB filed August 8, 2002.
(6)	Incorporated by reference to the Form 10-QSB filed November 5, 2002.
(7)	Incorporated by reference to the Form 10-KSB filed April 14, 2003.
(8)	Incorporated by reference to the Form 10-QSB filed May 15, 2003.
(9)	Incorporated by reference to the Form 8-K filed June 17, 2003.