Form 10QSB
period 2003-09-30
SPEEDCOM WIRELESS CORP
filed 2003-11-12
CIK 1014343

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDING SEPTEMBER 30, 2003

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the last practicable date: October 31, 2003 – 20,092,022 common shares, $.001 par value.

Transitional small business disclosure format (check one): Yes ☐ No ☒

SPEEDCOM WIRELESS CORPORATION

FORM 10-QSB FOR THE PERIOD ENDED SEPTEMBER 30, 2003

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SPEEDCOM WIRELESS CORPORATION

BALANCE SHEETS

	September 30, 2003	December 31, 2002
	(unaudited)
Assets
Current assets:
Cash	$182,762	$346,361
Accounts receivable, net of allowances of $67,602 and $162,738 in 2003 and 2002, respectively	292,999	520,164
Leases receivable	81,331	248,993
Inventories, net	814,431	1,523,734
Prepaid expenses and other current assets	16,428	53,039

Total current assets	1,387,951	2,692,291

Leases receivable, net of current portion	23,418	—
Property and equipment, net	342,874	625,400
Other assets	223,120	112,117
Intellectual property, net	888,516	1,096,125

Total assets	$2,865,879	$4,525,933

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$903,825	$1,135,405
Accrued expenses	1,174,412	930,949
Due to related parties	4,117,470	3,106,414
Current portion of deferred revenue	24,474	20,939
Current portion of notes and capital leases payable	59,085	64,606

Total current liabilities	6,279,266	5,258,313
Deferred revenue, net of current portion	11,731	4,626
Notes and capital leases payable, net of current portion	1,100,000	14,100

Stockholders’ deficit:
Common stock, $.001 par value, 250,000,000 shares authorized, 14,490,664 shares issued and outstanding in 2003 and 2002	14,490	14,490
Preferred stock, $4.50 stock liquidation value per share, 10,000,000 shares authorized, 3,835,554 shares issued and outstanding in 2003 and 2002	5,455,702	5,455,702
Additional paid-in capital	17,800,749	17,800,749
Accumulated deficit	(27,796,059)	(24,022,047)

Total stockholders’ deficit	(4,525,118)	(751,106)

Total liabilities and stockholders’ deficit	$2,865,879	$4,525,933

See accompanying notes.

SPEEDCOM WIRELESS CORPORATION

STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net revenues	$1,272,908	$2,368,467	$3,731,747	$5,663,044
Cost of goods sold	837,005	1,298,154	2,418,795	3,219,074

Gross margin	435,903	1,070,313	1,312,952	2,443,970

Operating expenses:
Salaries and related	509,655	666,756	1,714,323	2,385,319
General and administrative	427,895	465,503	1,571,383	1,858,027
Selling expenses	183,091	257,054	586,037	689,644
Provision for bad debt	28,078	19,751	74,130	378,783
Depreciation and amortization	175,741	175,524	540,053	527,617
Severance costs	—	125,000	90,000	679,815

	1,324,460	1,709,588	4,575,926	6,519,205

Loss from operations	(888,557)	(639,275)	(3,262,974)	(4,075,235)

Other (expense) income:
Interest expense	(190,775)	(102,671)	(493,946)	(247,099)
Interest income	449	3,846	8,665	55,643
Other expense, net	(22,094)	(25,576)	(25,757)	(65,530)

	(212,420)	(124,401)	(511,038)	(256,986)

Net loss	(1,100,977)	(763,676)	(3,774,012)	(4,332,221)

Cumulative undeclared dividends on preferred stock	(251,570)	—	(251,570)	—

Net loss attributable to common stockholders	$(1,352,547)	$(763,676)	$(4,025,582)	$(4,332,221)

Net loss per common share:
Basic and diluted	$(0.09)	$(0.07)	$(0.28)	$(0.40)

Shares used in computing basic and diluted net loss per common share	14,490,664	11,432,691	14,490,664	10,839,563

See accompanying notes.

SPEEDCOM WIRELESS CORPORATION

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2003	2002
Operating activities
Net loss	$(3,774,012)	$(4,332,221)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	540,053	527,617
Provision for bad debt	74,130	378,783
Write off of notes receivable – related party	—	274,965
Provision for inventory obsolescence	—	178,224
Common stock issued for services	—	97,359
Changes in operating assets and liabilities:
Restricted cash	—	42,724
Accounts receivable	153,035	1,260,952
Leases receivable	144,244	883,945
Inventories	709,303	320,558
Prepaid expenses and other current assets	36,611	69,104
Other assets	(111,003)	9,987
Accounts payable and accrued expenses	11,883	(1,635,779)
Deferred revenue	10,640	(54,211)

Net cash used in operating activities	(2,205,116)	(1,977,993)

Investing activities
Purchases of equipment	(60,138)	(9,939)
Proceeds from disposals of equipment	10,220	7,626

Net cash used in investing activities	(49,918)	(2,313)

Financing activities
Net payments to factor	—	(298,676)
Proceeds from loans from related parties	1,015,000	2,438,000
Payments of loans from related parties	(3,944)	(102,147)
Proceeds from issuance of notes	1,100,000	—
Payments of notes and capital leases	(19,621)	(61,737)
Proceeds from issuance of common stock and warrants	—	4,428

Net cash provided by financing activities	2,091,435	1,979,868

Net decrease in cash	(163,599)	(438)
Cash at beginning of period	346,361	273,614

Cash at end of period	$182,762	$273,176

Supplemental disclosure of noncash investing and financing activities
Common stock issued for services	—	$97,359
Conversion of accounts payable to loans from related parties	—	$44,363
Conversion of accounts payable to notes payable	—	$74,903

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

In the opinion of management, the financial statements reflect all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for those periods presented. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Valuable Interest Entities. This interpretation clarifies rules relating to consolidation where entities are controlled by means other than a majority voting interest and instances in which equity investors do not bear the residual economic risks. This interpretation was originally effective immediately for variable interest entities created after January 31, 2003 and for interim periods beginning after June 15, 2003 for interests acquired prior to February 1, 2003. However, the FASB is reviewing certain provisions of the standard and has deferred the effective date for public companies to periods ending after December 15, 2003. SPEEDCOM currently has no ownership in variable interest entities and therefore adoption of this standard currently has no financial reporting implications.

4. Going Concern and Management’s Plans

The accompanying financial statements are prepared on a going-concern basis, which assumes that SPEEDCOM will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, SPEEDCOM incurred operating losses of approximately $3,263,000 and $4,075,000 and negative cash flows from operations of approximately $2,205,000 and $1,978,000 for the nine months ended September 30, 2003 and 2002, respectively and had a working capital deficit of approximately $4,891,000 as of September 30, 2003. In addition, SPEEDCOM’s cash flows from operations for the remainder of 2003 are currently projected to be insufficient to finance projected operations, without funding from other sources. These conditions raise substantial doubt as to the ability of SPEEDCOM to continue its normal business operations as a going concern.

Management’s plans to sustain SPEEDCOM’s operations include augmenting revenue opportunities, curtailing operating expenses as a percentage of revenue and raising additional capital from external sources. During the nine months ended September 30, 2003, management effectively lowered its operating expenses by approximately $1,943,000 over amounts incurred during the nine months ended September 30, 2002. SPEEDCOM borrowed $1,015,000 during the nine months ended September 30, 2003, at a 15% interest rate, due December 31, 2003. SPEEDCOM also borrowed $1,100,000 from P-Com, Inc. (P-Com) during the nine months ended September 30, 2003 through convertible promissory notes, at a 10% interest rate for the first six months and a 13% interest rate for the remainder of the term of the notes. These notes are due March 21, 2005 ($400,000), July 17, 2005 ($300,000), August 8, 2005 ($200,000), September 8, 2005 ($50,000), September 16, 2005 ($50,000), September 24, 2005 ($50,000) and September 30, 2005 ($50,000). In addition, SPEEDCOM borrowed $230,000 from P-Com in October 2003 through two convertible promissory notes, at a 10% interest rate for the first six months and a 13% interest rate for the remainder of the term of the notes, due October 14, 2005

($130,000) and October 22, 2005 ($100,000), respectively. While management is actively addressing multiple sources of capital, there can be no assurance that SPEEDCOM will generate adequate cash from these and similar sources during the remainder of 2003 and 2004. The financial statements do not include any adjustments that may arise as a result of this uncertainty.

During the nine months ended September 30, 2003, SPEEDCOM entered into a definitive agreement with P-Com to sell its operating assets and certain liabilities. Under the terms of the agreement, P-Com will acquire SPEEDCOM’s operating assets and business relationships in exchange for approximately 67,500,000 shares of P-Com common stock and the assumption of certain liabilities of SPEEDCOM. P-Com will assume approximately $3,000,000 in debt that will include at least a 36-month maturity following the closing and is expected to be convertible into shares of P-Com common stock at approximately $0.20 per share. The transaction is expected to close as soon as possible following stockholder approval of the asset purchase and an increase in the number of authorized shares of P-Com common stock. Following closing, SPEEDCOM’s immediate plans will be to reduce significantly its monthly overhead so as to best preserve its available cash while developing revenue generating opportunities. SPEEDOM will continue to spend limited amounts on salaries, insurance, rent, communications and other normal general and administrative expenses. Assuming the asset purchase agreement becomes effective, SPEEDCOM management intends to seek and evaluate numerous operating businesses for investment.

5. Leases Receivable

At September 30, 2003, leases receivable represent sales-type leases with two customers, resulting from the configuration, assembly and delivery of wireless communications products. During the nine months ended September 30, 2002, SPEEDCOM restructured one of the current leases receivable, previously recorded at approximately $1,290,000, into a lease receivable with approximately $336,000 due immediately, five payments of $50,000 due over a five month period and a balloon payment of approximately $328,000 due in August 2002. As a result of this restructuring, SPEEDCOM recorded a provision for bad debt of approximately $395,000 for the nine months ended September 30, 2002. This lease was restructured in August 2002 and again in March 2003, extending the payment schedule through May 2003 and December 2003, respectively. There are no further credit allowances considered by management to be necessary for these transactions.

6. Inventories

A summary of inventories, net at September 30, 2003 and December 31, 2002 is as follows:

	2003	2002
Component parts	$371,931	$800,485
Completed assemblies	442,500	723,249

	$814,431	$1,523,734

7. Intellectual Property

In January 2001, SPEEDCOM acquired worldwide rights to PacketHop™, a wireless routing software developed by SRI International (SRI). Under the terms of the agreement, SPEEDCOM obtained rights to SRI’s PacketHop™ technology in the fixed wireless infrastructure market for certain specific frequencies below 6 gigahertz. SRI received $360,000 in cash and a total of 325,000 shares of common stock of SPEEDCOM that was issued in four tranches. Each tranch was measured on the specific date that the stock was issued. As of September 30, 2003, the $360,000 in cash and the value of the shares at the date of grant less amortization are classified in intellectual property, net on the balance sheet and are being amortized using the straight-line method over the six-year term of the agreement.

A summary of intellectual property balances at September 30, 2003 and December 31, 2002 is as follows:

	2003	2002
Intellectual property	$1,599,500	$1,599,500
Less accumulated amortization	(710,984)	(503,375)

	$888,516	$1,096,125

Supplemental amortization information for intellectual property is as follows:

Amortization expense:
Nine Months ended September 30, 2003	$207,609

Year ended December 31, 2002	$276,812

Year ended December 31, 2001	$226,563

Estimate future amortization expense for the periods indicated:
Three months ended December 31, 2003	$69,203

Year ended December 31, 2004	$276,812

Year ended December 31, 2005	$276,812

Year ended December 31, 2006	$265,689

8. Accrued Expenses

A summary of accrued expenses at September 30, 2003 and December 31, 2002 is as follows:

	2003	2002
Accrued payroll	$144,117	$164,589
Accrued commissions	17,143	48,184
Severance costs	276,878	345,103
Accrued interest	685,377	228,677
Other	50,897	144,396

	$1,174,412	$930,949

9. Related Party Transactions

Due to Related Parties

In March 2002, SPEEDCOM issued three promissory notes to each of SPEEDCOM’s then current outside board members for $14,738, $13,875 and $15,750, respectively. Each note bears an interest rate of 14% and carries an additional 2% penalty on outstanding principal not paid by April 15, 2002. $33,863 of these notes has been paid as of September 30, 2003.

During the year ended December 31, 2002 and the nine months ended September 30, 2003, SPEEDCOM borrowed an aggregate $2,928,000 and $1,015,000, respectively under secured promissory notes from institutional investors who are shareholders. All tangible and intangible assets of SPEEDCOM secure the notes. The notes bear an interest rate of 15% and are payable December 31, 2003. Prepayment is permitted under the secured promissory notes with a 50% premium on the outstanding principal amount.

As a stipulation of the preferred stock financing received in August 2001, SPEEDCOM was required to file and obtain SEC acceptance of a registration statement within a specified period of time or incur penalties. As a result of obtaining acceptance from the SEC nineteen days late, SPEEDCOM incurred a penalty of $163,970, payable to the preferred stockholders. The penalty was accrued during 2001 and is included in due to related parties at September 30, 2003 and December 31, 2002.

Related Party Interest Expense

Interest expense recorded during the three months ended September 30, 2003 and 2002 related to related party notes, loans and other balances amounted to approximately $152,000 and $80,000, respectively. Interest expense recorded during the nine months ended September 30, 2003 and 2002 related to related party notes, loans and other balances amounted to approximately $424,000 and $117,000, respectively.

10. Notes and Capital Leases Payable

A summary of notes and capital leases payable at September 30, 2003 and December 31, 2002 is as follows:

	2003	2002
12% convertible note (a)	$40,000	$40,000
Convertible promissory notes (b)	1,100,000	—
Capital lease obligations	19,085	38,706

	1,159,085	78,706
Less current portion	(59,085)	(64,606)

	$1,100,000	$14,100

(a)	In January 2002, SPEEDCOM entered into a financial relations and consultant contract whereby the consulting firm will receive a $10,000 convertible note with a 12% coupon rate each month. This contract was cancelled in May 2002. The notes are convertible at any time at $1.125 per common share. As of September 30, 2003, the note holder possesses rights to convert the notes to 45,000 shares of restricted common stock.

(b)	SPEEDCOM borrowed $1,100,000 from P-Com during the nine months ended September 30, 2003 through convertible promissory notes, at a 10% interest rate for the first six months and a 13% interest rate for the remainder of the term of the notes. These notes are due March 21, 2005 ($400,000), July 17, 2005 ($300,000), August 8, 2005 ($200,000), September 8, 2005 ($50,000), September 16, 2005 ($50,000), September 24, 2005 ($50,000) and September 30, 2005 ($50,000). These notes are convertible at $0.12 per common share.

11. Customer Concentrations

Revenue

Although SPEEDCOM serves a large and varied group of customers, two customers accounted for 12% and 19% of SPEEDCOM’s revenue for the three months ended September 30, 2002. No customer accounted for more than 10% of SPEEDCOM’s revenue for the nine months ended September 30, 2002 or for the three and nine months ended September 30, 2003.

Accounts Receivable

No customer accounted for 10% or more of SPEEDCOM’s gross accounts receivable as of September 30, 2003 or as of December 31, 2002.

SPEEDCOM intends to continue to attempt to diversify and expand its customer base with its current limited resources and maintain overhead costs at low levels.

12. Stock Based Compensation

The following table reflects supplemental financial information related to stock-based employee compensation, as required by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Stock-based employee compensation costs used in the determination of net loss, as reported	—	—	—	$(97,359)

Net loss, as reported	$(1,100,977)	$(763,676)	$(3,774,012)	$(4,332,221)
Stock-based employee compensation costs that would have been included in the determination of net loss if the fair value method (Statement 123) had been applied to all awards	(28,237)	(58,507)	(84,711)	(175,521)

Unaudited pro forma net loss, as if the fair value method had been applied to all awards	$(1,129,214)	$(822,183)	$(3,858,723)	$(4,507,742)

Loss per share, as reported	$(0.08)	$(0.07)	$(0.26)	$(0.40)

Unaudited pro forma loss per share, as if the fair value method had been applied to all awards	$(0.08)	$(0.07)	$(0.27)	$(0.42)

13. Severance Costs

During the nine months ended September 30, 2003, SPEEDCOM recorded severance costs of $90,000 in accordance with the separation agreement between SPEEDCOM and its former Vice President of Marketing and Product Development. The costs include severance pay to be paid over future periods.

During the nine months ended September 30, 2002, SPEEDCOM recorded severance costs of approximately $680,000 in accordance with the separation agreements, as amended, between SPEEDCOM and its former Chief Executive Officer and Chief Operating Officer. The costs include severance pay and other employee benefits and the write off of notes receivable-related party, as described below. During 2001, SPEEDCOM sold its InstallGuys division to SPEEDCOM’s then Chief Executive Officer. In return, SPEEDCOM received two 6% secured promissory notes totaling approximately $211,000. In October 2001, SPEEDCOM loaned InstallGuys an additional $50,000 at 6% interest. As a stipulation to the separation agreement, as amended, between SPEEDCOM and its former Chief Executive Officer, SPEEDCOM forgave all indebtedness owed by InstallGuys. Consequently, SPEEDCOM charged the notes receivable-related party to severance expense during the nine months ended September 30, 2002.

14. Dividend Arrearages

Beginning August 23, 2003, SPEEDCOM’s preferred stockholders are entitled to cumulative dividends at the rate of 14% per year times the $3.38 ($4.50 if paid in stock) per share liquidation preference. The cumulative, undeclared dividend in arrearage that the preferred stockholders are entitled to as of September 30, 2003 is $251,570, assuming a stock payout. No record date has been established for the dividend by SPEEDCOM’s Board of Directors.

15. Anti dilution Effects

Under the anti-dilution provisions of our preferred stock, if SPEEDCOM issues common stock or common stock equivalents at a purchase price, conversion price, or warrant or option exercise price that is less than the lesser of the current preferred stock conversion price of $1.125 per share or the current market price, the conversion price of the preferred stock will be reduced using a customary weighted average basis formula. Under the anti-dilution provisions of 7,160,810 (as adjusted) warrants issued in August 2001, (1) the exercise price will be lowered to equal the purchase price, conversion price, or warrant or option exercise price for any common stock or common stock equivalent issued (other than to employees) at a purchase price, conversion price, or warrant or option exercise price less than the current per share exercise price of the applicable warrants ($0.12 in the case of Series A Warrants), and (2) the number of warrants will be increased by the same percentage as the percentage by which the exercise price is reduced. Alternatively, (1) the exercise price will be reduced by the percentage by which the purchase price, conversion price, or warrant or option exercise price of any issued security (others than to employees) is less than the current market price of the common stock, and (2) the number of warrants will be increased by the same percentage as the percentage by which the exercise price is reduced, if this formula results in a lower exercise price than the adjustment described in the preceding sentence. Similar anti-dilution provisions apply to outstanding warrants to acquire 1,002,026 shares of our common stock (as adjusted) at an exercise price of $0.12 per share and $1,100,000 of P-Com convertible notes at an exercise price of $0.12.

Effective with the issuance of the convertible notes discussed in Note 10, the conversion prices of SPEEDCOM’s warrants was decreased to $0.12, resulting in common shares of 8,162,836 issuable under these securities, if currently converted or exercised.

16. Subsequent Events

In October 2003, SPEEDCOM borrowed $230,000 from P-Com through two convertible promissory notes, at a 10% interest rate for the first six months and a 13% interest rate for the remainder of the term of the notes, due October 14, 2005 ($130,000) and October 22, 2005, ($100,000), respectively. These notes are convertible at $0.12 per common share.

In October 2003, SPEEDCOM converted $570,000 of notes payable that were due December 31, 2003, plus accrued interest of $102,163, into 5,601,358 shares of SPEEDCOM common stock utilizing a conversion rate of $0.12. SPEEDCOM recorded a gain on this conversion of approximately $336,000.

In October 2003, SPEEDCOM acquired software from JDK Technology for $50,000, to be paid over time, which was an enhancement to the PacketHop™ technology. The value of the software was classified in intellectual property and is being amortized using the straight-line method over the remaining life of the PacketHop™ technology.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net revenues	100%	100%	100%	100%
Cost of goods sold	66%	55%	65%	57%

Gross margin	34%	45%	35%	43%
Operating expenses:
Salaries and related	40%	28%	46%	42%
General and administrative	34%	20%	42%	33%
Selling expenses	14%	11%	16%	12%
Provision for bad debt	2%	1%	2%	7%
Depreciation and amortization	14%	7%	14%	9%
Severance costs	0%	5%	2%	12%

	104%	72%	122%	115%

Loss from operations	(70)%	(27)%	(87)%	(72)%
Other (expense) income:
Interest expense	(15)%	(4)%	(13)%	(4)%
Interest income	0%	0%	0%	1%
Other expense, net	(1)%	(1)%	(1)%	(1)%

	(16)%	(5)%	(14)%	(4)%

Net loss	(86)%	(32)%	(101)%	(76)%
Cumulative undeclared dividends on preferred stock	(20)%	—	(7)%	—

Net loss attributable to common stockholders	(106)%	(32)%	(108)%	(76)%

Nine Months Ended September 30, 2003 and September 30, 2002

Net revenues decreased 34% from approximately $5,663,000 for the nine months ended September 30, 2002 to approximately $3,732,000 for the nine months ended September 30, 2003. This decrease was due to price reductions by SPEEDCOM and unexpected delays in spending decisions by both potential and current customers during 2003 as compared to 2002. These factors, combined with the challenging economic environment in both the United States of America and overseas, contributed to disappointing results. Revenues from customers in foreign geographic areas increased to 56% of revenues for the nine months ended September 30, 2003 as compared to 48% of revenues the nine months ended September 30, 2002. The percentage of sales from international customers is expected to decrease slightly during the remainder of the year ended December 31, 2003.

Cost of goods sold decreased 25% from approximately $3,219,000 for the nine months ended September 30, 2002 to approximately $2,419,000 for the nine months ended September 30, 2003, due to decreases in SPEEDCOM’s revenues. In addition, gross margin as a percentage of sales decreased eight percentage points from 43% for the nine months ended September 30, 2002 to 35% for the nine months ended September 30, 2003 as a result of price reductions by SPEEDCOM and lower cost absorption of fixed costs due to decreased revenue.

Salaries and related, general and administrative and selling expenses decreased by 22% from approximately $4,933,000 for the nine months ended September 30, 2002 to approximately $3,872,000 for the nine months ended September 30, 2003. This decrease was primarily due to a decrease in salaries and related expenses of approximately $671,000 associated with decreased headcount (57 at September 30, 2002 versus 47 at September 30, 2003) and a decrease in general and administrative expenses of approximately of $287,000 related to decreased accounting, legal and investor relations expenses.

Provision for bad debt decreased 80% from approximately $379,000 during the nine months ended September 30, 2002 to approximately $74,000 for the nine months ended September 30, 2003. During the nine months ended September 30, 2002, SPEEDCOM converted two of its leases receivable, recorded at approximately $1,290,000, into a new lease receivable with approximately $336,000, which was due and collected immediately, five payments of $50,000 due over a five-month period and a balloon payment of approximately $328,000 due in August 2002. As a result of this restructuring of the leases, SPEEDCOM recorded a provision for bad debt of approximately $395,000 for the nine months ended September 30, 2002.

During the nine months ended September 30, 2003, SPEEDCOM recorded severance costs of $90,000 in accordance with the separation agreement between SPEEDCOM and its former Vice President of Marketing and Product Development. The costs include severance pay to be paid over future periods.

During the nine months ended September 30, 2002, SPEEDCOM recorded severance costs of approximately $680,000 in accordance with the separation agreements, as amended, between SPEEDCOM and its former Chief Executive Officer and Chief Operating Officer. The costs include severance pay and other employee benefits and the write off of notes receivable-related party, as described below. During 2001, SPEEDCOM sold its InstallGuys division to SPEEDCOM’s then Chief Executive Officer. In return, SPEEDCOM received two 6% secured promissory notes totaling approximately $211,000. In October 2001, SPEEDCOM loaned InstallGuys an additional $50,000 at 6% interest. As a stipulation to the separation agreement, as amended, between SPEEDCOM and its former Chief Executive Officer, SPEEDCOM forgave all indebtedness owed by InstallGuys. Consequently, SPEEDCOM charged the notes receivable-related party to severance expense during the nine months ended September 30, 2002.

Interest expense increased from approximately $247,000 for the nine months ended September 30, 2002 to approximately $494,000 for the nine months ended September 30, 2003. This increase was due to the addition of notes payable and loans from related parties during 2002 and 2003 of $5,043,000. Interest income decreased from approximately $56,000 for the nine months ended September 30, 2002 to approximately $9,000 for the nine months ended September 30, 2003 as a result of fewer leasing agreements.

Net loss decreased 13% from approximately $4,332,000, or $0.40 per share, in the nine months ended September 30, 2002 to approximately $3,774,000, or $0.26 per share, in the nine months ended September 30, 2003 as a result of the foregoing factors.

Beginning August 23, 2003, SPEEDCOM’s preferred stock holders are entitled to dividends to be paid on conversion at the rate of 14% per year times the $3.38 ($4.50 if paid in stock) per share liquidation preference. The dividend that the preferred stock holders are entitled to for the nine months ending September 30, 2003 is $251,570, assuming a stock payout.

Three Months Ended September 30, 2003 and September 30, 2002

Net revenues decreased 46% from approximately $2,368,000 for the three months ended September 30, 2002 to approximately $1,273,000 for the three months ended September 30, 2003. This decrease was due to price reductions by SPEEDCOM and unexpected delays in spending decisions by both potential and current customers during 2003 as compared to 2002. These factors, combined with the challenging economic environment in both the United States of America and overseas, contributed to disappointing results. Revenues from customers in foreign geographic areas increased to 50% of revenues for the three months ended September 30, 2003 as compared to 44% of revenues the three months ended September 30, 2002. The percentage of sales from international customers is expected to remain flat during the remainder of the year ended December 31, 2003.

Cost of goods sold decreased 36% from approximately $1,298,000 for the three months ended September 30, 2002 to approximately $837,000 for the three months ended September 30, 2003, due to decreases in SPEEDCOM’s revenues. In addition, gross margin as a percentage of sales decreased eleven percentage points from 45% for the three months ended September 30, 2002 to 34% for the three months ended September 30, 2003 as a result of price reductions by SPEEDCOM and lower cost absorption of fixed costs due to decreased revenue.

Salaries and related, general and administrative and selling expenses decreased by 19% from approximately $1,389,000 for the three months ended September 30, 2002 to approximately $1,121,000 for the three months ended September 30, 2003. This decrease was primarily due to a decrease in salaries and related expenses of approximately $157,000 associated with decreased headcount (57 at September 30, 2002 versus 47 at September 30, 2003).

During the three months ended September 30, 2002, SPEEDCOM recorded severance costs of $125,000 in accordance with the separation agreement between SPEEDCOM and its former Chief Operating Officer. The costs include severance pay, including amounts to be paid over future periods.

Interest expense increased from approximately $103,000 for the three months ended September 30, 2002 to approximately $191,000 for the three months ended September 30, 2003. This increase was due to the addition of notes payable and loans from related parties during 2002 and 2003 of $5,043,000. Interest income decreased from approximately $4,000 for the three months ended September 30, 2002 to approximately $1,000 for the three months ended September 30, 2003 as a result of fewer leasing agreements.

Net loss increased 44% from approximately $764,000, or $0.07 per share, in the three months ended September 30, 2002 to approximately $1,101,000, or $0.08 per share, in the three months ended September 30, 2003 as a result of the foregoing factors.

Beginning August 23, 2003, SPEEDCOM’s preferred stock holders are entitled to dividends to be paid on conversion at the rate of 14% per year times the $3.38 ($4.50 if paid in stock) per share liquidation preference. The dividend that the preferred stock holders are entitled to for the three months ending September 30, 2003 is $251,570, assuming a stock payout.

Taxes

At September 30, 2003, SPEEDCOM had net operating loss carryforwards (NOLs) for federal income tax purposes of approximately $21,618,000. The NOLs expire at various dates through the year 2022. Utilization of SPEEDCOM’s net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such annual limitation could result in the expiration of the net operating loss before utilization.

Liquidity and Capital Resources

During the nine months ended September 30, 2003, SPEEDCOM used approximately $2,205,000 of cash for operating activities. This was primarily due to SPEEDCOM’s net loss for the period and increases in other assets partially offset by decreases in inventory, accounts receivable and leases receivable. SPEEDCOM purchased approximately $60,000 of fixed assets during the nine months ended September 30, 2003 as compared to approximately $10,000 during the same period in 2002. SPEEDCOM does not have any material commitments for capital expenditures in the future. SPEEDCOM received approximately $2,091,000 from its financing activities through proceeds from related party and third party loans. As of September 30, 2003, SPEEDCOM had cash of approximately $183,000.

During the nine months ended September 30, 2003, SPEEDCOM borrowed an aggregate $1,015,000 from institutional investors who are shareholders. The loans bear an interest rate of 15% and are payable December 31, 2003. Also during the nine months ended September 30, 2003, SPEEDCOM borrowed $1,100,000 from P-Com. The loans bear an interest rate of 10% for the first six months and 13% for the remainder of the term of the note. These notes are due March 21, 2005 ($400,000), July 17, 2005 ($300,000), August 8, 2005 ($200,000), September 8, 2005 ($50,000), September 16, 2005 ($50,000), September 24, 2005 ($50,000) and September 30, 2005 ($50,000). These notes are convertible at $0.12, per common share.

During the nine months ended September 30, 2002, SPEEDCOM used approximately $1,978,000 of cash for operating activities. This was primarily due to SPEEDCOM’s net loss for the period and decreases in accounts payable and accrued expenses partially offset by decreases in accounts receivable, leases receivable and inventories. SPEEDCOM purchased approximately $10,000 of fixed assets during the nine months ended September 30, 2002 as compared to approximately $447,000 during the same period in 2001. SPEEDCOM does not have any material commitments for capital expenditures in the future. SPEEDCOM received approximately $1,980,000 from its financing activities primarily through proceeds from shareholder loans, partially offset by payments to factored accounts receivable. As of September 30, 2002, SPEEDCOM had cash of approximately $273,000.

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

Management’s plans to sustain SPEEDCOM’s operations include augmenting revenue opportunities, curtailing operating expenses as a percentage of revenue and raising additional capital from external sources, as discussed above. During the nine months ended September 30, 2003, management effectively lowered its operating expenses by approximately $1,943,000 over amounts incurred during the nine months ended September 30, 2002. In addition, during the nine months ended September 30, 2003 management raised cash of $2,115,000 from loans from related parties and third party investors, of which approximately $1,100,000 (borrowed from P-Com) is eventually convertible to equity. While management is actively addressing multiple sources of capital, there can be no assurance that SPEEDCOM will generate adequate cash from these and similar sources during the remainder of 2003 and 2004.

Commitments and Off Balance Sheet Instruments

SPEEDCOM’s only material commitments involve leases for office and manufacturing facilities and computer and office equipment under operating leases. Rental expense under all operating leases amounted to approximately $403,000 and $607,000 for the nine months ended September 30, 2003 and 2002, respectively.

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

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Valuable Interest Entities. This interpretation clarifies rules relating to consolidation where entities are controlled by means other than a majority voting interest and instances in which equity investors do not bear the residual economic risks. This interpretation was originally effective immediately for variable interest entities created after January 31, 2003 and for interim periods beginning after June 15, 2003 for interests acquired prior to February 1, 2003. However, the FASB is reviewing certain provisions of the standard and has deferred the effective date for public companies to periods ending after December 15, 2003. SPEEDCOM currently has no ownership in variable interest entities and therefore adoption of this standard currently has no financial reporting implications.

Certain Factors That May Affect Future Results, Financial Condition and Market Price of Securities

If we do not raise additional capital, we will not be able to fulfill our business plan or continue as a going concern.

It is essential that we obtain additional financing by the end of 2003 to continue operating as a going concern. This additional capital could come from the sale of common or preferred stock, from borrowings, or from a strategic transaction such as a merger. There can be no assurance, however, that we will be successful in obtaining the additional capital we require.

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

We are obligated to issue a substantial number of shares of our common stock upon conversion of preferred stock, convertible notes and exercise of warrants that are outstanding.

If the holders of our preferred stock and warrants or convertible notes elect to convert their preferred stock, exercise their warrants or convert their notes in order to sell the underlying shares of common stock, it will substantially increase the number of shares of our common stock outstanding. The exercise or conversion of a substantial number of SPEEDCOM’s convertible securities may depress the market price of the common stock and will decrease the relative voting power of existing common stockholders. Should a significant number of SPEEDCOM’s convertible securities be exercised or converted, the resulting increase in the amount of our common stock in the public market could have a substantial dilutive effect on SPEEDCOM’s outstanding common stock. Public resales of our common stock following the exercise or conversion of the securities may depress the prevailing market price of our common stock.

Under the anti-dilution provisions of our preferred stock, if SPEEDCOM issues common stock or common stock equivalents at a purchase price, conversion price, or warrant or option exercise price that is less than the lesser of the current preferred stock conversion price of $1.125 per share or the current market price, the conversion price of the preferred stock will be reduced using a customary weighted average basis formula. Under the anti-dilution provisions of 7,160,810 (as adjusted) warrants issued in August 2001, (1) the exercise price will be lowered to equal the purchase price, conversion price, or warrant or option exercise price for any common stock or common stock equivalent issued (other than to employees) at a purchase price, conversion price, or warrant or option exercise price less than the current per share exercise price of the applicable warrants ($0.12 in the case of Series A Warrants), and (2) the number of warrants will be increased by the same percentage as the percentage by which the exercise price is reduced. Alternatively, (1) the exercise price will be reduced by the percentage by which the purchase price, conversion price, or warrant or option exercise price of any issued security (others than to employees) is less than the current market price of the common stock, and (2) the number of warrants will be increased by the same percentage as the percentage by which the exercise price is reduced, if this formula results in a lower exercise price than the adjustment described in the preceding sentence. Similar anti-dilution provisions apply to outstanding warrants to acquire 1,002,026 shares of our common stock (as adjusted) at an exercise price of $0.12 per share and $1,100,000 of P-Com convertible notes at an exercise price of $0.12.

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

In October 2003, SPEEDCOM converted $570,000 of notes payable that were due December 31, 2003, plus accrued interest of $102,163, into 5,601,358 shares of SPEEDCOM common stock utilizing a conversion rate of $0.12.

Item 4.	Submission of Matters to a Vote of Security Holders

The following proposals will be voted upon at SPEEDCOM’s special shareholder meeting on December 2, 2003.

1.	To adopt and approve the Asset Purchase Agreement, dated June 16, 2003, between SPEEDCOM and P-Com, and to approve the Acquisition whereby P-Com will acquire substantially all of the assets of SPEEDCOM and assume certain liabilities of SPEEDCOM.

2.	To adopt an amendment to SPEEDCOM’s certificate of incorporation to increase the number of authorized shares of common stock from 250,000,000 to 500,000,000 shares.

3.	To grant SPEEDCOM’s management the discretionary authority to adjourn the special meeting to a date or dates not later than December 31, 2003, if necessary to enable SPEEDCOM’s board of directors to solicit additional proxies in favor of any of the proposals listed above.

Item 6.	Exhibits List and Reports on Form 8-K

(a)	Exhibits

The exhibits in the accompanying exhibit index are filed as part of this quarterly report on Form 10-QSB.

(b)	Reports on Form 8-K

Form 8-K was filed on October 27, 2003, regarding SPEEDCOM’s conversion of notes payable, plus accrued interest, into 5,601,358 shares of SPEEDCOM common stock.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPEEDCOM Wireless Corporation

/s/ MARK SCHAFTLEIN Mark Schaftlein	Chief Financial Officer	November 11, 2003

Exhibit Index Number	Description
2	Plan of acquisition, reorganization, arrangement, liquidation, or succession.
2.1(9)	Asset Purchase Agreement between SPEEDCOM Wireless Corporation and P-Com, Inc.
3	Articles of incorporation and bylaws.
3.1(6)	Amended and Restated Certificate of Incorporation of SPEEDCOM Wireless Corporation.
3.2(1)	Amended and Restated Bylaws of SPEEDCOM Wireless Corporation.
4	Instruments defining the rights of securities holders, including indentures.
4.8(2)	Warrant No. W-1 to Purchase 146,667 Shares of Common Stock issued to S.A.C. Capital Associates, LLC.
4.9(2)	Warrant No. W-2 to Purchase 73,333 Shares of Common Stock issued to SDS Merchant Fund, L.P.
4.10(2)	Warrant No. W-3 to Purchase 220,000 Shares of Common Stock issued to Oscar Private Equity Investments, L.P.
4.11(2)	Warrant No. W-4 to Purchase 73,333 Shares of Common Stock issued to Bruce Sanguinetti.
4.12(3)	Purchase Agreement, dated August 23, 2001, by and among SPEEDCOM Wireless Corporation and the Purchasers, as defined.
4.13(3)	Registration Rights Agreement, dated August 23, 2001, by and among SPEEDCOM Wireless Corporation and the Purchasers, as defined.
4.14(3)	Form of Series A Warrant of SPEEDCOM Wireless Corporation dated August 23, 2001.
4.15(3)	Form of Series B Warrant of SPEEDCOM Wireless Corporation dated August 23, 2001.
4.16(3)	Settlement Agreement between SPEEDCOM Wireless Corporation and I.W. Miller Group, Inc. dated June 25, 2001.
4.17(4)	Secured Promissory Note dated April 26, 2002 between SPEEDCOM Wireless Corporation and DMG Legacy Fund, LLC.
4.18(4)	Secured Promissory Note dated May 7, 2002 between SPEEDCOM Wireless Corporation and DMG Legacy Fund, LLC.
4.19(4)	Secured Promissory Note dated April 26, 2002 between SPEEDCOM Wireless Corporation and DMG Legacy Institutional Fund LLC.
4.20(4)	Secured Promissory Note dated May 7, 2002 between SPEEDCOM Wireless Corporation and DMG Legacy Institutional Fund LLC.
4.21(4)	Secured Promissory Note dated April 26, 2002 between SPEEDCOM Wireless Corporation and DMG Legacy International LTD.
4.22(4)	Secured Promissory Note dated May 7, 2002 between SPEEDCOM Wireless Corporation and DMG Legacy International LTD.
4.23(4)	Letter Loan Agreement dated April 26, 2002.
4.24(4)	Security Agreement dated April 26, 2002.
4.25(4)	Letter Agreement dated April 26, 2002.
4.26(4)	Agreement to Vote Shares dated April 26, 2002.
4.27(5)	Secured Promissory Note dated June 10, 2002 between SPEEDCOM Wireless Corporation and SDS Merchant Fund, L.P.
4.28(5)	Secured Promissory Note dated June 11, 2002 between SPEEDCOM Wireless Corporation and SDS Merchant Fund, L.P.
4.29(5)	Secured Promissory Note dated June 12, 2002 between SPEEDCOM Wireless Corporation and SDS Merchant Fund, L.P.
4.30(5)	Secured Promissory Note dated June 25, 2002 between SPEEDCOM Wireless Corporation and DMG International LTD.

4.31(5)	Secured Promissory Note dated June 25, 2002 between SPEEDCOM Wireless Corporation and DMG Legacy Fund LLC.
4.32(5)	Secured Promissory Note dated June 25, 2002 between SPEEDCOM Wireless Corporation and DMG Legacy Institutional Fund LLC.
4.33(5)	Letter Loan Agreement dated June 10, 2002.
4.34(5)	Security Agreement dated June 10, 2002.
4.35(6)	Secured Promissory Note dated August 8, 2002 between SPEEDCOM Wireless Corporation and DMG Legacy Fund LLC.
4.36(6)	Secured Promissory Note dated August 8, 2002 between SPEEDCOM Wireless Corporation and DMG International LTD.
4.37(6)	Secured Promissory Note dated August 8, 2002 between SPEEDCOM Wireless Corporation and DMG Legacy Institutional Fund LLC.
4.38(6)	Letter Loan Agreement dated August 8, 2002.
4.39(6)	Security Agreement dated August 8, 2002.
4.40(6)	Secured Promissory Note dated September 18, 2002 between SPEEDCOM Wireless Corporation and DMG Legacy Fund LLC.
4.41(6)	Secured Promissory Note dated September 18, 2002 between SPEEDCOM Wireless Corporation and DMG International LTD.
4.42(6)	Secured Promissory Note dated September 18, 2002 between SPEEDCOM Wireless Corporation and DMG Legacy Institutional Fund LLC.
4.43(6)	Letter Loan Agreement dated September 18, 2002.
4.44(6)	Security Agreement dated September 18, 2002.
4.45(7)	Secured Promissory Note dated November 11, 2002 between SPEEDCOM Wireless Corporation and DMG Legacy Fund LLC.
4.46(7)	Secured Promissory Note dated November 11, 2002 between SPEEDCOM Wireless Corporation and DMG International LTD.
4.47(7)	Secured Promissory Note dated November 11, 2002 between SPEEDCOM Wireless Corporation and DMG Legacy Institutional Fund LLC.
4.48(7)	Letter Loan Agreement dated November 11, 2002.
4.49(7)	Security Agreement dated November 11, 2002.
4.50(7)	Secured Promissory Note dated December 24, 2002 between SPEEDCOM Wireless Corporation and DMG Legacy Fund LLC.
4.51(7)	Secured Promissory Note dated December 24, 2002 between SPEEDCOM Wireless Corporation and DMG International LTD.
4.52(7)	Secured Promissory Note dated December 24, 2002 between SPEEDCOM Wireless Corporation and DMG Legacy Institutional Fund LLC.
4.53(7)	Letter Loan Agreement dated December 24, 2002.
4.54(7)	Security Agreement dated December 24, 2002.
4.55(7)	Secured Promissory Note dated January 31, 2003 between SPEEDCOM Wireless Corporation and DMG Legacy Fund LLC.
4.56(7)	Secured Promissory Note dated January 31, 2003 between SPEEDCOM Wireless Corporation and DMG International LTD.
4.57(7)	Secured Promissory Note dated January 31, 2003 between SPEEDCOM Wireless Corporation and DMG Legacy Institutional Fund LLC.
4.58(7)	Letter Loan Agreement dated January 31, 2003.
4.59(7)	Security Agreement dated January 31, 2003.
4.60(7)	Note Purchase Agreement dated March 26, 2003.
4.61(7)	Convertible Promissory Note dated March 26, 2003.
4.62(8)	Letter Loan Agreement dated April 14, 2003.
4.63(8)	Security Agreement dated April 14, 2003.
4.64(8)	Secured Promissory Note dated April 14, 2003 between SPEEDCOM Wireless Corporation and SDS Merchant Fund L.P.
4.65(8)	Letter Loan Agreement dated April 29, 2003.
4.66(8)	Security Agreement dated April 29, 2003.

4.67(8)	Secured Promissory Note dated April 29, 2003 between SPEEDCOM Wireless Corporation and North Sound Legacy Institutional Fund LLC.
4.68(8)	Secured Promissory Note dated April 29, 2003 between SPEEDCOM Wireless Corporation and North Sound Legacy International LTD.
4.69(10)	Letter Loan Agreement dated May 15, 2003.
4.70(10)	Security Agreement dated May 15, 2003.
4.71(10)	Secured Promissory Note dated May 15, 2003 between SPEEDCOM Wireless Corporation and North Sound Legacy Institutional Fund LLC.
4.72(10)	Secured Promissory Note dated May 15, 2003 between SPEEDCOM Wireless Corporation and North Sound Legacy International LTD.
4.73(10)	Secured Promissory Note dated May 15, 2003 between SPEEDCOM Wireless Corporation and North Sound Legacy Fund LLC.
4.74(10)	Letter Loan Agreement dated June 16, 2003.
4.75(10)	Security Agreement dated June 16, 2003.
4.76(10)	Secured Promissory Note dated June 16, 2003 between SPEEDCOM Wireless Corporation and North Sound Legacy Institutional Fund LLC.
4.77(10)	Secured Promissory Note dated June 16, 2003 between SPEEDCOM Wireless Corporation and North Sound Legacy International LTD.
4.78(10)	Secured Promissory Note dated June 16, 2003 between SPEEDCOM Wireless Corporation and North Sound Legacy Fund LLC.
31.1	Certification pursuant to Sarbanes-Oxley Section 302.
32.1	Certification pursuant to 18 U.S.C. Section 1350.

(1)	Incorporated by reference to the Form 10-QSB filed May 14, 2001.

(2)	Incorporated by reference to the Form 8-K filed July 2, 2001.

(3)	Incorporated by reference to the Form S-3 filed September 18, 2001.

(4)	Incorporated by reference to the Form 10-QSB filed May 14, 2002.

(5)	Incorporated by reference to the Form 10-QSB filed August 8, 2002.

(6)	Incorporated by reference to the Form 10-QSB filed November 5, 2002.

(7)	Incorporated by reference to the Form 10-KSB filed April 14, 2003.

(8)	Incorporated by reference to the Form 10-QSB filed May 15, 2003.

(9)	Incorporated by reference to the Form 8-K filed June 17, 2003.

(10)	Incorporated by reference to the Form 10-QSB filed August 11, 2003.