Form 10KSB
period 2003-12-31
SPEEDCOM WIRELESS CORP
filed 2004-02-11
CIK 1014343

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission file number 0-21061

SPEEDCOM Wireless Corporation

(Name of Small Business Issuer in its Charter)

Delaware	58-2044990
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7020 Professional Parkway East Sarasota, FL 34240	(941) 907-2361
(Address of Principal Executive Offices)	(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common Stock, $0.001 par value	None
Preferred Stock, $0.001 par value	None
Class A Warrants	None

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

The issuer’s revenues for the most recent fiscal year ended December 31, 2003 were $4,380,998.

The aggregate market value of the common stock held by non-affiliates computed by reference to the $0.05 closing sales price on February 9, 2004 was $5,683,965.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act:    Yes  ☒    No  ☐

The number of shares of the issuer’s common stock outstanding as of February 9, 2004 was 114,652,626.

The following documents are incorporated by reference: Items 9, 10, 11 and 12 hereof are incorporated by reference from the issuer’s Schedule 14C to be filed with the SEC by April 30, 2004.

Transitional small business disclosure format (check one):    Yes  ☐    No  ☒

SPEEDCOM WIRELESS CORPORATION

FORM 10-KSB FOR THE PERIOD ENDED DECEMBER 31, 2003

PART I

Item 1. Description of Business

Preliminary Note

As disclosed in a Form 8-K filed on December 12, 2003 with the Securities and Exchange Commission (SEC), SPEEDCOM Wireless Corporation (SPEEDCOM) sold substantially all of its assets and liabilities (Asset Sale) to P-Com, Inc. (P-Com). At the present time, SPEEDCOM has no operating business and SPEEDCOM’s management and Board of Directors are exploring opportunities to effect an acquisition of SPEEDCOM by merger, exchange or issuance of securities or similar business combination. The description of SPEEDCOM’s business set forth below provides a discussion of SPEEDCOM’s past business and is not meant to describe SPEEDCOM’s present operations or planned future operations.

Company Overview

SPEEDCOM is a Delaware corporation. Prior to the Asset Sale, SPEEDCOM manufactured, configured and delivered a variety of broadband fixed-wireless products, including its award winning SPEEDLAN family of wireless Ethernet bridges and routers. Internet service providers, telecommunications carriers and other service providers, and private organizations in the United States of America and more than 80 foreign countries worldwide, use SPEEDCOM’s products to provide broadband “last-mile” wireless connectivity in various point-to-point and point-to-multipoint configurations at speeds up to 155 Megabits per second and distances up to 25 miles.

SPEEDCOM operated in a single dominant operating segment, as that term is defined in Statements on Financial Accounting Standards (SFAS) No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE.

SPEEDCOM sold its wireless broadband products in domestic and international markets through both an indirect channel of distributors, resellers and Original Equipment Manufacturers and a direct sales force. SPEEDCOM sold its products in over 80 countries, with international sales amounting to approximately 58% and 46% of SPEEDCOM’s total 2003 and 2002 revenues, respectively. The following table reflects revenues by geographic area:

Geographic Area	2003	2002
North America	42%	54%
Africa	8%	14%
Asia and the Pacific Rim	17%	11%
Latin America	5%	8%
European Union	9%	5%
Other Foreign Areas	19%	8%

Business Strategy

As discussed elsewhere in this report, because of the Asset Sale, SPEEDCOM has no operating business and SPEEDCOM’s management and Board of Directors have been focusing their efforts on exploring business combination opportunities. The Board has determined to maintain SPEEDCOM as a public “shell” corporation, which will seek suitable business combination opportunities. The Board believes that a business combination with an operating company has the potential to create a greater value for SPEEDCOM’s stockholders than a liquidation or similar distribution.

Products

SPEEDCOM offered a complete line of wireless broadband equipment. SPEEDCOM’s high performance wireless bridge/router systems connected existing enterprise local area networks for point-to-point and point-to- multi-point, campus area, or metropolitan area networks. Within the product line, SPEEDCOM offered eight SPEEDLAN products, which used unlicensed radio frequencies to communicate at 11 Megabits per second at distances up to 25 miles, and two licensed microwave products, which used licensed radio frequencies to communicate at 52 or 155 Megabits per second at distances up to ten miles.

SPEEDCOM’s research and development expenses during the fiscal years ended December 31, 2003 and 2002 were approximately $270,000 and $256,000 respectively.

Licensed Technology

In January 2001, SPEEDCOM acquired worldwide rights to PacketHop™, a wireless routing software developed by SRI International (SRI) for aggregate consideration of $1,599,500. SRI received $360,000 in cash and a total of 325,000 shares of common stock of SPEEDCOM that was issued in four tranches. Prior to the Asset Sale, the $360,000 in cash and the value of the shares at the date of grant less amortization were classified in Intellectual property, net on the balance sheet, and were being amortized using the straight-line method over the six year term of the agreement.

In October 2003, SPEEDCOM acquired software from JDK Technology for $50,000, to be paid over time, which was an enhancement to the PacketHop™ technology. Prior to the Asset Sale, the value of the software was classified in Intellectual property, net on the balance sheet and was being amortized using the straight-line method over the remaining life of the PacketHop™ technology.

Sales and Marketing

Sales were generated through two primary means: direct sales to our larger strategic end customers and indirect sales through a distributor network consisting of telecommunications specialists who sold SPEEDCOM’s products to a local or regional customer base, as well as provided post installation service, if any.

SPEEDCOM recognized revenue for financial reporting purposes upon shipment of the products to the customer, including when a distributor was involved in the transaction. Customers could exchange or return merchandise within 30 days if the product was found to be non-functional upon delivery. SPEEDCOM accrued a provision for estimated returns, based upon its actual historical return experience, concurrent with revenue recognition. SPEEDCOM also derived revenue from extended maintenance agreements, for periods of one to three years. Revenue on extended maintenance agreements was deferred and recognized on a straight-line basis over the term of the agreement.

Customers

No customer accounted for more than 10% of SPEEDCOM’s revenue for the years ended December 31, 2003 or 2002. In addition, no customer accounted for more than 10% of SPEEDCOM’s gross accounts receivable as of December 31, 2002.

Employees

As of December 31, 2003, SPEEDCOM did not have any employees. SPEEDCOM utilizes consultants to operate the “shell” business.

Item 2. Description of Property

As of December 31, 2003, SPEEDCOM did not lease or own any property. SPEEDCOM is occupying space in P-Com’s facility through the transition period of the Asset Sale and for use by SPEEDCOM’s consultants.

Item 3. Legal Proceedings

We are engaged from time to time in legal proceedings, none of which are expected to have a material effect on our business.

Item 4. Submission of Matters to a Vote of Security Holders

The following proposals were voted upon at SPEEDCOM’s special shareholder meeting on December 2, 2003.

1. To adopt and approve the Asset Purchase Agreement dated June 16, 2003 between SPEEDCOM and P-Com, and to approve the Acquisition whereby P-Com will acquire substantially all of the assets of SPEEDCOM and assume certain liabilities of SPEEDCOM.

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

	For	Against	Abstained
Proposal 1	12,532,988	81,664	21,500
Proposal 2	13,832,493	2,349,097	17,635
Proposal 3	13,886,744	2,310,246	2,235

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Common Stock Information

The following table sets forth the quarterly high and low per share closing sales price of SPEEDCOM’s common stock for the periods shown, as quoted on the NASDAQ SmallCap Market until August 2002, and as quoted on the OTC Bulletin Board thereafter. (SPEEDCOM was delisted from the NASDAQ SmallCap Market in August 2002). The quotations represent stock prices between dealers and do not include retail mark-up, markdown or commission and may not represent actual transactions.

2003	High	Low
First Quarter	$0.06	$0.02
Second Quarter	$0.09	$0.03
Third Quarter	$0.13	$0.05
Fourth Quarter	$0.08	$0.04

2002	High	Low
First Quarter	$0.94	$0.42
Second Quarter	$0.69	$0.11
Third Quarter	$0.19	$0.02
Fourth Quarter	$0.07	$0.04

Dividends have not been declared or paid during any periods presented.

As of February 9, 2004 there were approximately 1,400 stockholders of record of SPEEDCOM’s common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	287,000	$0.89	2,713,000
Equity compensation plans not approved by security holders	874,892	$3.23	—

Total	1,161,892	$2.65	2,713,000

Individual options granted through equity compensation plans not approved by security holders include the following:

Number of Options	Grant Date	Expiration Date	Exercise Price
103,140	10/1/99	9/27/06	$2.62
331,092	12/7/99	9/20/06	$2.62
240,660	9/1/00	9/27/06	$3.49
200,000	5/9/01	9/27/06	$4.25

Recent Sales of Unregistered Securities

During the year ended December 31, 2003 SPEEDCOM sold the following securities, which were not registered under the Securities Act. The purchases and sales were exempt pursuant to Section 4(2) of the Securities Act (and/or Regulation D promulgated thereunder) as transactions by an issuer not involving a public offering, where the purchasers represented their intention to acquire the securities for investment only, not with a view to distribution, and received or had access to adequate information about the registrant.

In October 2003, SPEEDCOM exchanged $570,000 of notes payable that were due December 31, 2003, plus accrued interest of $102,163, for 5,601,358 shares of SPEEDCOM common stock.

In December 2003, SPEEDCOM exchanged $400,000 of notes due to P-Com, for 3,333,333 shares of SPEEDCOM common stock.

Additionally, in January and February 2004, SPEEDCOM exchanged $1,720,140 of due to related parties, accrued expenses, notes payable and accounts payable for 14,334,505 shares of SPEEDCOM common stock.

In February 2004, SPEEDCOM exchanged all of its 3,835,554 shares of preferred stock, dividends and registration penalty for 76,868,961 shares of SPEEDCOM common stock.

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

Results of Operations

The following table sets forth the percentage of net revenues represented by certain items in SPEEDCOM’s statements of operations and comprehensive income for the periods indicated.

	Years Ended December 31,
	2003	2002
Net revenues	100%	100%
Cost of goods sold	66%	59%

Gross margin	34%	41%

Operating expenses:
Salaries and related	48%	39%
General and administrative	49%	31%
Selling expenses	16%	13%
Provision for bad debt	2%	6%
Depreciation and amortization	15%	9%
Severance costs	4%	8%

	134%	106%

Loss from operations	(100)%	(65)%

Other (expense) income:
Interest expense	(15)%	(5)%
Interest income	0%	1%
Gain on sale to P-Com	280%	—
Other income (expense), net	5%	(1)%

	270%	(5)%

Net income (loss)	170%	(70)%

Cumulative undeclared dividends on preferred stock	(20)%	—

Net income (loss) attributable to common stockholders	150%	(70)%

Fiscal 2003 Compared to Fiscal 2002

On December 10, 2003, SPEEDCOM sold its operating assets and transferred substantially all of its operating liabilities to P-Com. Following this sale, SPEEDCOM is no longer in the business of manufacturing or selling broadband fixed wireless telecommunications equipment and has no operations. Accordingly, the following discussion and analysis of operations is not indicative of future operations or performance.

Net revenues decreased 43% from approximately $7,676,000 for the year ended December 31, 2002 to approximately $4,381,000 for the year ended December 31, 2003. This decrease was largely due to price reductions by SPEEDCOM and the continuing depressed telecommunications market, resulting in unexpected delays in spending decisions by both potential and current customers during 2003 as compared to 2002. These factors, combined with the challenging economic environment in both the United States of America and overseas, contributed to disappointing results. Revenues from customers in foreign geographic areas increased to 58% of revenues for the year ended December 31, 2003 as compared to 46% of revenues the year ended December 31, 2002.

Cost of goods sold decreased 35% from approximately $4,502,000 for the year ended December 31, 2002 to approximately $2,911,000 for the year ended December 31, 2003, due to decreases in SPEEDCOM’s revenues. In addition, gross margin as a percentage of sales decreased seven percentage points from 41% for the year ended December 31, 2002 to 34% for the year ended December 2003 as a result of price reductions by SPEEDCOM and lower cost absorption of fixed costs due to decreased revenue.

Salaries and related, general and administrative and selling expenses decreased by 22% from approximately $6,372,000 for the year ended December 31, 2002 to approximately $4,962,000 for the year ended December 31, 2003. This decrease was primarily due to a decrease in salaries and related expenses of approximately $922,000 associated with decreased headcount (58 at December 31, 2002 decreased throughout the year to 0 at December 31, 2003) and a decrease in selling expenses of approximately of $314,000 primarily related to decreased commissions due to lower sales. Following the sale to P-Com, SPEEDCOM will continue to incur general and administrative costs at a much curtailed amount than incurred historically.

Provision for bad debt decreased 80% from approximately $420,000 during the year ended December 31, 2002 to approximately $84,000 for the year ended December 31, 2003. During the year ended December 31, 2002, SPEEDCOM converted two of its leases receivable, recorded at approximately $1,290,000, into a new lease receivable with approximately $336,000, which was due and collected immediately, five payments of $50,000 due over a five-month period and a balloon payment of approximately $328,000 due in August 2002. As a result of this restructuring of the leases, SPEEDCOM recorded a provision for bad debt of approximately $395,000 for the year ended December 31, 2002.

During the year ended December 31, 2003, SPEEDCOM recorded severance costs of $170,000 in accordance with the separation agreements between SPEEDCOM and its former Vice President of Marketing and Product Development, its former Vice President of Finance and Accounting and its former Director of International Sales. The costs include severance pay to be paid over future periods.

During the year ended December 31, 2002, SPEEDCOM recorded severance costs of approximately $630,000 in accordance with the separation agreements, as amended, between SPEEDCOM and its former Chief Executive Officer and Chief Operating Officer. The costs include severance pay and other employee benefits and the write off of notes receivable-related party.

Interest expense increased from approximately $396,000 for the year ended December 31, 2002 to approximately $653,000 for the year ended December 31, 2003. This increase was due to the addition of notes payable and loans from related parties during 2002 and 2003 of $5,523,000. Interest income decreased from approximately $64,000 for the year ended December 31, 2002 to approximately $11,000 for the year ended December 31, 2003 as a result of fewer leasing agreements.

In December 2003, SPEEDCOM completed the sale of all of its operating assets to P-Com in exchange for 63,500,000 shares of P-Com common stock and P-Com’s assumption of approximately $5,250,000 of liabilities. SPEEDCOM recorded a gain of approximately $12,260,000 in connection with this sale.

Other income (expense), net increased from approximately ($71,000) for the year ended December 31, 2002 to approximately $238,000 for the year ended December 31, 2003 primarily due to the conversion of approximately $1,072,000 of notes payable, due to related parties and accrued interest into 8,934,691 shares of SPEEDCOM common stock utilizing a conversion rate of $0.12, which was higher than the market price of SPEEDCOM’s common stock on the conversion dates. A portion of these gains, amounting to approximately $336,000 was recorded as a component of paid-in capital due to the related party nature.

Beginning August 23, 2003, SPEEDCOM’s preferred stockholders are entitled to dividends to be paid on conversion at the rate of 14% per year times the $3.38 ($4.50 if paid in stock) per share liquidation preference. The dividend that the preferred stockholders are entitled to for the year ending December 31, 2003 is approximately $861,000, assuming a stock payout. In February 2004, SPEEDCOM converted all of its 3,835,554 shares of preferred stock, dividends and registration penalty due to the preferred stockholders into 76,868,961 shares of SPEEDCOM common stock at a conversion rate of $0.12.

Net income (loss) per common share increased from approximately ($5,356,000), or ($0.47) per common share, for the year ended December 31, 2002 to approximately $6,590,000, or $0.42 per common share, for the year ended December 31, 2003 as a result of the foregoing factors.

SPEEDCOM recorded an unrealized loss on its investment of $635,000 on 63,500,000 shares of P-Com stock based on the decline in market value from $0.15 per share on the date of the Asset Sale to $0.14 as of December 31, 2003.

Taxes

At December 31, 2003, SPEEDCOM had net operating loss carryforwards (NOLs) for federal income tax purposes of approximately $15,000,000. The NOLs expire at various dates through the year 2023. Utilization of SPEEDCOM’s net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such annual limitation could result in the expiration of the net operating loss before utilization.

Liquidity and Capital Resources

SPEEDCOM’s financial statements are prepared on a going-concern basis, which assumes that SPEEDCOM will realize its assets and discharge its liabilities in the normal course of business. However, SPEEDCOM’s cash flows for 2004 are currently projected to be insufficient to finance projected operations, without funding from other sources. These conditions raise substantial doubt as to the ability of SPEEDCOM to continue as a going concern.

Management’s plans for this uncertainty include curtailing expenses and raising additional capital from external sources. Management may also liquidate some of the P-Com common stock, although a substantial portion of the P-Com common stock will be distributed to stockholders. In addition, management intends to use their best efforts to continue as a separate public entity and identify a merger candidate. There can be no assurance that management will be successful in these plans. Accordingly, the accompanying financial statements do no include any adjustments that may arise from the uncertainty surrounding SPEEDCOM’s ability to continue as a going concern.

During the year ended December 31, 2003, SPEEDCOM used approximately $2,736,000 of cash for operating activities. This was primarily due to SPEEDCOM’s operating loss that amounted to approximately $4,405,000 for the year ended December 31, 2003 (approximately $4,953,000 for the year ended December 31, 2002). During January 2004, SPEEDCOM converted $1,720,140 of amounts due to related parties, certain accrued expenses, notes payable and certain accounts payable into 14,334,505 shares of SPEEDCOM common stock which will have a positive impact on cash flows during the first quarter of 2004. Cash used in investing activities amounted to approximately $177,000 for the year ended December 31, 2003 (approximately $19,000 for the year ended December 31, 2002). Cash of approximately $127,000 was transferred to P-Com in connection with the Asset Sale. In addition, prior to the sale, SPEEDCOM had used approximately $60,000 to purchase equipment. SPEEDCOM does not have any commitments for capital expenditures or leasing commitments in the future.

SPEEDCOM received 63,500,000 shares of P-Com common stock in connection with the sale of the business. Such shares are carried on SPEEDCOM’s financial statements at fair value ($8,890,000 as of December 31, 2003). Management’s plans include the liquidation of a small portion of these shares to generate cash for operating purposes. Rather, the substantial amount of marketable securities is intended for distribution to SPEEDCOM’s stockholders.

SPEEDCOM received approximately $2,566,000 from its financing activities primarily through proceeds from related party and third party loans. Substantially all amounts received from financing activities in 2003 have or will be settled by non-cash means.

During the years ended December 31, 2003 and 2002, SPEEDCOM borrowed an aggregate $3,943,000 from institutional investors who are shareholders. The loans had an interest rate of 15% and were payable December 31, 2003 (the maturity date was extended to June 30, 2004 subsequent to issuance). In October 2003, $570,000 of these notes, plus accrued interest was converted into 5,601,358 shares of SPEECOM common stock. As part of the Asset Sale to P-Com, $3,000,000 of these notes was assumed by P-Com, leaving a balance due of $373,000, plus accrued interest. On December 31, 2003, SPEEDCOM converted the $373,000, plus accrued interest of $623,092, into three new notes, totaling $996,092 utilizing the same terms as the previous $373,000 notes. Also during the year ended December 31, 2003, SPEEDCOM borrowed $1,580,000 from P-Com. The loans had an interest rate of 10% for the first six months and 13% for the remainder of the term of the notes. These notes were due March 21, 2005 ($400,000), July 17, 2005 ($300,000), August 8, 2005 ($200,000), September 8, 2005 ($50,000), September 16, 2005 ($50,000), September 24, 2005 ($50,000), September 30, 2005 ($50,000), October 14, 2005 ($130,000), October 22, 2005 ($100,000), November 4, 2005 ($100,000), November 21, 2005 ($100,000) and December 5, 2005 ($50,000). These notes were convertible at $0.12 per common share. As part of the Asset Sale to P-Com, all but $400,000 of these notes and accrued interest was forgiven. In December 2003, P-Com exchanged the $400,000 of notes payable for 3,333,333 shares of SPEEDCOM common stock.

During the year ended December 31, 2002, SPEEDCOM used approximately $2,368,000 of cash for operating activities. This was primarily due to SPEEDCOM’s net loss for the period and decreases in accounts payable and accrued expenses partially offset by decreased accounts receivable and leases receivable. SPEEDCOM purchased approximately $26,000 of fixed assets during the year ended December 31, 2002 as compared to approximately $493,000 during the same period in 2001. SPEEDCOM received approximately $2,459,000 from its financing activities primarily through proceeds from stockholder loans, partially offset by net payments on factored accounts receivable. As of December 31, 2002, SPEEDCOM had cash of approximately $346,000.

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

Valuation of Marketable Securities: We value our investment in P-Com common stock in accordance with SFAS No. 105, DISCLOSURE OF INFORMATION ABOUT FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK. We record all investments at fair value or amounts that approximate fair value. Where available, we use prices from independent sources such as listed market prices or broker or dealer price quotations. For investments in illiquid and privately held securities that do not have readily determinable fair values, we estimate the value of the securities based on available information. However, even where the value of a security is derived from an independent market price or broker or dealer quote, some assumptions may be required to determine the fair value. For example, we generally assume that the size of positions in securities that we hold would not be large enough to affect the quoted price of the securities when sold, and that any such sale would happen in an orderly manner. However, these assumptions may be incorrect and the actual value realized on sale could differ from the current carrying value.

We evaluate our investments for other-than-temporary decline in value on a periodic basis. This may exist when the fair value of an investment security has been below the current value for an extended period of time. As most of our investments are carried at fair value, if an other-than-temporary decline in value is determined to exist, the unrealized investment loss recorded net of tax in accumulated other comprehensive income is realized as a charge to net income (loss), in the period in which the other-than-temporary decline in value is determined. While we believe that we have accurately estimated the amount of other-than-temporary decline in value in our portfolio, different assumptions could result in changes to the recorded amounts in our financial statements.

Revenue Recognition: We recognized revenue on our wireless communications products in accordance with SEC Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS. Under these guidelines, we deferred revenue recognition on transactions if any of the following existed: persuasive evidence of an arrangement did not exist, title had not transferred, product payment was contingent upon performance of installation or service obligations, the price was not fixed or determinable, or payment was not reasonably assured. We accrued a provision for estimated returns concurrent with revenue recognition. In addition, we deferred revenue associated with long-term customer maintenance contracts. The value of these contracts was recognized on a straight-line basis over the length of the customer contract.

Commitments and Off Balance Sheet Instruments

Rent expense under operating leases, amounted to approximately $639,000 and $802,000 for the years ended December 31, 2003 and 2002, respectively. SPEEDCOM does not have any future noncancellable lease payments under operating leases. All of SPEEDCOM’s leases were assumed by P-Com per the Asset Sale.

During 2002 and 2003, SPEEDCOM entered into several payment plan agreements with vendors that set up monthly commitments by SPEEDCOM to pay off balances that were past due. The majority of these payment plan agreements were assumed by P-Com. SPEEDCOM’s terms with most of its vendors are net 30. SPEEDCOM and P-Com are currently engaged in legal proceedings related to some of the defaults discussed above. None of these proceedings are expected to have a material effect on SPEEDCOM’s business.

In addition, as of December 31, 2003, SPEEDCOM was in default on two severance agreements entered into during 2000. During January 2004, SPEEDCOM issued shares of common stock in satisfaction of both of these severance agreements.

Recent Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. The statement amends and clarifies accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. This statement is designed to improve financial reporting such that contracts with comparable characteristics are accounted for similarly. The statement, which is generally effective for contracts entered into or modified after June 30, 2003, is not anticipated to have a significant effect on SPEEDCOM’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The statement is not anticipated to have a significant effect on SPEEDCOM’s financial position or results of operations.

In December 2003, the FASB issued FASB Interpretation No. 46 (REVISED), CONSOLIDATION OF VALUABLE INTEREST ENTITIES. This interpretation clarifies rules relating to consolidation where entities are controlled by means other than a majority voting interest and instances in which equity investors do not bear the residual economic risks. SPEEDCOM currently has no ownership in variable interest entities and therefore adoption of this standard currently has no financial reporting implications.

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

If the holders of our preferred stock and warrants elect to convert their preferred stock or exercise their warrants in order to sell the underlying shares of common stock, it will substantially increase the number of shares of our common stock outstanding. The exercise or conversion of a substantial number of SPEEDCOM’s convertible securities may depress the market price of the common stock and will decrease the relative voting power of existing common stockholders. Should a significant number of SPEEDCOM’s convertible securities be exercised or converted, the resulting increase in the amount of our common stock in the public market could have a substantial dilutive effect on SPEEDCOM’s outstanding common stock. Public resales of our common stock following the exercise or conversion of the securities may depress the prevailing market price of our common stock.

Under the anti-dilution provisions of our preferred stock, if SPEEDCOM issues common stock or common stock equivalents at a purchase price, conversion price, or warrant or option exercise price that is less than the lesser of the current preferred stock conversion price of $1.125 per share or the current market price, the conversion price of the preferred stock will be reduced using a customary weighted average basis formula. Under the anti-dilution provisions of 7,160,810 warrants (as adjusted) issued in August 2001, (1) the exercise price will be lowered to equal the purchase price, conversion price, or warrant or option exercise price for any common stock or common stock equivalent issued (other than to employees) at a purchase price, conversion price, or warrant or option exercise price less than the current per share exercise price of the applicable warrants ($0.12 in the case of Series A Warrants), and (2) the number of warrants will be increased by the same percentage as the percentage by which the exercise price is reduced. Alternatively, (1) the exercise price will be reduced by the percentage by which the purchase price, conversion price, or warrant or option exercise price of any issued security (others than to employees) is less than the current market price of the common stock, and (2) the number of warrants will be increased by the same percentage as the percentage by which the exercise price is reduced, if this formula results in a lower exercise price than the adjustment described in the preceding sentence. Similar anti-dilution provisions apply to outstanding warrants to acquire 1,002,026 shares of our common stock (as adjusted) at an exercise price of $0.12 per share.

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

Item 7. Financial Statements

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors

SPEEDCOM Wireless Corporation

We have audited the accompanying balance sheets of SPEEDCOM Wireless Corporation as of December 31, 2003 and 2002 and the related statements of operations and comprehensive income, changes in stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SPEEDCOM Wireless Corporation at December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that SPEEDCOM Wireless Corporation will continue as a going concern. As more fully described in Note 2, the Company has incurred recurring operating losses and negative cash flows from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with respect to these conditions are also discussed in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Aidman, Piser & Company, P.A.

Tampa, Florida

February 2, 2004, except for Note 17, as to which

the date is February 9, 2004

SPEEDCOM WIRELESS CORPORATION

BALANCE SHEETS

	December 31,
	2003	2002
Assets
Current assets:
Cash	$100	$346,361
Accounts receivable, net of allowances of $162,738 in 2002	—	520,164
Marketable securities	8,890,000	—
Leases receivable	—	248,993
Inventories, net	—	1,523,734
Prepaid expenses and other current assets	75,000	53,039

Total current assets	8,965,100	2,692,291
Property and equipment, net	—	625,400
Other assets	—	112,117
Intellectual property, net	—	1,096,125

Total assets	$8,965,100	$4,525,933

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$624,992	$1,135,405
Accrued expenses	9,452	360,476
Due to related parties	1,448,601	3,702,443
Current portion of deferred revenue	—	20,939
Current portion of notes and capital leases payable	12,177	39,050

Total current liabilities	2,095,222	5,258,313
Deferred revenue, net of current portion	—	4,626
Notes and capital leases payable, net of current portion	—	14,100

Commitments and contingencies (Note 11)	—	—

Stockholders’ equity (deficit):
Common stock, $.001 par value, 500,000,000 and 250,000,000 shares authorized, 23,425,355 and 14,490,664 shares issued and outstanding in 2003 and 2002, respectively	23,425	14,490
Preferred stock, $4.50 stock liquidation value per share, 10,000,000 shares authorized, 3,835,554 shares issued and outstanding in 2003 and 2002	5,455,702	5,455,702
Additional paid-in capital	18,597,310	17,800,749
Accumulated deficit	(16,571,559)	(24,022,047)
Accumulated other comprehensive loss	(635,000)	—

Total stockholders’ equity (deficit)	6,869,878	(751,106)

Total liabilities and stockholders’ equity (deficit)	$8,965,100	$4,525,933

See accompanying notes.

SPEEDCOM WIRELESS CORPORATION

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2003	2002
Net revenues	$4,380,998	$7,676,327
Cost of goods sold	2,910,657	4,502,460

Gross margin	1,470,341	3,173,867
Operating expenses:
Salaries and related	2,085,415	3,007,659
General and administrative	2,172,650	2,347,006
Selling expenses	703,896	1,017,760
Provision for bad debt	83,944	419,585
Depreciation and amortization	659,541	704,795
Severance costs	170,000	629,814

	5,875,446	8,126,619

Loss from operations	(4,405,105)	(4,952,752)
Other (expense) income:
Interest expense	(653,064)	(395,676)
Interest income	10,706	63,646
Gain on sale to P-Com	12,259,875	—
Other income (expense), net	238,076	(71,045)

	11,855,593	(403,075)

Net income (loss)	7,450,488	(5,355,827)
Cumulative undeclared dividends on preferred stock	(860,635)	—

Income (loss) attributable to common stockholders	$6,589,853	$(5,355,827)

Net income (loss) per common share:
Basic and diluted	$0.42	$(0.47)

Shares used in computing basic and diluted net income (loss) per common share	15,622,610	11,431,626

Comprehensive income (loss):
Net income (loss)	$7,450,488	$(5,355,827)
Unrealized loss on marketable securities	(635,000)	—

Comprehensive income (loss)	$6,815,488	$(5,355,827)

See accompanying notes.

SPEEDCOM WIRELESS CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock Shares	Common Stock Amount	Preferred Stock Shares	Preferred Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Total
Balance at January 1, 2002	10,122,113	$10,122	3,835,554	$5,455,702	$17,710,477	$(18,666,220)	—	$4,510,081
Issuance of common stock in connection with the exercise of Series B Warrants	3,849,957	3,850	—	—	378	—	—	4,228
Employee stock-based compensation	—	—	—	—	97,359	—	—	97,359
Exercise of stock options	59,375	59	—	—	141	—	—	200
Issuance of common stock for repricing agreement	459,219	459	—	—	(459)	—	—	—
Stock issuance and registration costs	—	—	—	—	(7,147)	—	—	(7,147)
Net loss	—	—	—	—	—	(5,355,827)	—	(5,355,827)

Balance at December 31, 2002	14,490,664	14,490	3,835,554	5,455,702	17,800,749	(24,022,047)	—	(751,106)
Issuance of common stock for extinguishment of related party notes (see gain below)	5,601,358	5,602	—	—	330,480	—	—	336,082
Issuance of common stock for conversion of note payable	3,333,333	3,333	—	—	130,000	—	—	133,333
Unrealized losses on marketable securities	—	—	—	—	—	—	(635,000)	(635,000)
Gain on exchange of debt of a related party	—	—	—	—	336,081	—	—	336,081
Net income	—	—	—	—	—	7,450,488	—	7,450,488

Balance at December 31, 2003	23,425,355	$23,425	3,835,554	$5,455,702	$18,597,310	$(16,571,559)	$(635,000)	$6,869,878

See accompanying notes.

SPEEDCOM WIRELESS CORPORATION

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2003	2002
Operating activities
Net income (loss)	$7,450,488	$(5,355,827)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	659,541	704,795
Gain on sale of business	(12,259,875)	—
Gain on conversion of notes to common stock	(266,667)	—
Provision for bad debt	83,944	419,585
Write off of notes receivable—related party	—	274,965
Provision for inventory obsolescence	—	166,545
Common stock issued for services	—	97,359
Changes in operating assets and liabilities:
Restricted cash	—	42,724
Accounts receivable	239,157	1,604,842
Leases receivable	248,993	939,765
Inventories	703,227	134,955
Prepaid expenses and other current assets	(9,512)	93,554
Other assets	(109,303)	9,987
Accounts payable and accrued expenses	526,344	(1,438,022)
Deferred revenue	(1,838)	(62,863)

Net cash used in operating activities	(2,735,501)	(2,367,636)

Investing activities
Cash transferred to buyer in connection with sale of business	(126,866)	—
Purchases of equipment	(60,138)	(26,451)
Proceeds from disposals of equipment	10,220	7,626

Net cash used in investing activities	(176,784)	(18,825)

Financing activities
Net payments to factor	—	(298,676)
Proceeds from loans from related parties	1,015,000	2,928,000
Payments of loans from related parties	(3,944)	(105,919)
Proceeds from issuance of notes	1,580,000	—
Payments of notes and capital leases	(25,032)	(68,625)
Proceeds from issuance of common stock and warrants	—	4,428

Net cash provided by financing activities	2,566,024	2,459,208

Net (decrease) increase in cash	(346,261)	72,747
Cash at beginning of period	346,361	273,614

Cash at end of period	$100	$346,361

Supplemental disclosure of cash flow information
Cash paid for interest	$16,338	$91,692
Common stock issued for services	—	$97,359
Conversion of accounts payable to loans from related parties	—	$44,363
Conversion of accounts payable to notes payable	—	$74,903
Conversion of loans from related parties and accrued interest to common stock	$1,072,163	—
Sale of business in exchange for common stock of buyer recorded at market value	$9,525,000	—

See accompanying notes.

SPEEDCOM WIRELESS CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

1. Business

SPEEDCOM was incorporated in Florida on March 16, 1994 and reincorporated in Delaware on September 26, 2000. Prior to the sale discussed in Note 2 below, SPEEDCOM manufactured, configured and delivered custom broadband wireless networking equipment, including the SPEEDLAN family of wireless Ethernet bridges and routers, for business and residential customers internationally. Subsequent to the sale, SPEEDCOM is a non-operating public shell company.

2. P-Com Transaction and Management’s Plans

On December 10, 2003, SPEEDCOM sold its operating assets (having a historical cost of approximately $2,590,000) and transferred substantially all of its operating liabilities (having a carrying value of approximately $5,250,000) to P-Com in exchange for 63,500,000 shares of P-Com common stock, having a market value of $9,525,000 on the date the transaction was closed, plus a note receivable of $75,000. Prior to the sale, P-Com had advanced $1,580,000 in cash to SPEEDCOM of which $1,180,000 was included in the gain on sale and $400,000 was converted into 3,333,333 shares of SPEEDCOM’s common stock. The sale resulted in a gain of approximately $12,260,000 that was recognized in the period of sale. Following the sale, SPEEDCOM has no operations and it’s only significant remaining asset is the investment in P-Com common stock, which approximates 17% of P-Com’s total outstanding voting securities.

The accompanying financial statements are prepared on a going-concern basis, which assumes that SPEEDCOM will realize its assets and discharge its liabilities in the normal course of business. However, SPEEDCOM’s cash flows for 2004 are currently projected to be insufficient to finance projected operations, without funding from other sources. These conditions raise substantial doubt as to the ability of SPEEDCOM to continue as a going concern.

Management’s plans for this uncertainty include curtailing expenses and raising additional capital from external sources. Management may also liquidate some of the P-Com common stock, although a substantial portion of the P-Com common stock will be distributed to stockholders. In addition, management intends to use their best efforts to continue as a separate public entity and identify a merger candidate. There can be no assurance that management will be successful in these plans. Accordingly, the accompanying financial statements do no include any adjustments that may arise from the uncertainty surrounding SPEEDCOM’s ability to continue as a going concern.

3. Summary of Significant Accounting Policies

Revenue Recognition

SPEEDCOM derived its revenue from short-term (generally two to four weeks in duration) arrangements with customers to configure, assemble, and deliver wireless communications products. SPEEDCOM recognized revenue upon shipment of the products to the customer. Customers could exchange or return merchandise within 30 days if the product is found to be non-functional upon delivery. SPEEDCOM accrued a provision for estimated returns, based upon its actual historical return experience, concurrent with revenue recognition. SPEEDCOM also derived revenue from extended maintenance agreements, for periods of one to three years. Revenue on extended maintenance agreements was deferred and recognized on a straight-line basis over the term of the agreement. Shipping costs billed to customers were included in revenue; the related shipping costs were included in cost of goods sold.

SPEEDCOM WIRELESS CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003 AND 2002

Concentrations

Credit Risk: Financial instruments that are exposed to credit risk, as defined by SFAS No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, consisted principally of accounts receivable and leases receivable. These accounts were highly concentrated among foreign companies and companies in the telecommunications sector. Credit was extended to these customers based on management’s evaluation of the individual customer’s financial condition and generally collateral was not required. SPEEDCOM generally required prepayments or letters of credit from foreign customers to facilitate currency exchange and minimize credit risk.

Customers: No customer accounted for more than 10% of SPEEDCOM’s revenue for the years ended December 31, 2003 or 2002. In addition, no customer accounted for more than 10% of SPEEDCOM’s gross accounts receivable as of December 31, 2002. One customer accounted for 97% of SPEEDCOM’s lease receivable as of December 31, 2002.

Suppliers: Many of the key hardware and software components necessary for the assembly of SPEEDCOM’s products were only available from a single supplier or from a limited number of suppliers. SPEEDCOM had experienced delays and shortages in the supply of components in the past. SPEEDCOM generally did not maintain a significant inventory of components and did not have many long-term supply contracts with its suppliers.

Allowance for Doubtful Accounts

SPEEDCOM recorded an allowance for doubtful accounts based on specifically identified amounts that SPEEDCOM believed to be uncollectible. SPEEDCOM also recorded additional allowance based on certain percentages of our aged receivables, which were determined based on historical experience and management’s assessment of the general financial conditions affecting SPEEDCOM’s customer base. SPEEDCOM had a limited number of customers with individually large amounts due at any given balance sheet date. Any unanticipated change in one of those customer’s credit worthiness or other matters affecting the collectibility of amounts due from such customers, could have a material affect on SPEEDCOM’s results of operations in the period in which such changes or events occur. After all attempts to collect a receivable have failed, the receivable was written off against the allowance.

Marketable Securities

SPEEDCOM accounts for marketable securities in accordance with SFAS No. 115 ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. SPEEDCOM determines the proper classification of all marketable securities as held-to-maturity, available-for-sale, or trading at the time of purchase, and re-evaluates such classification as of each balance sheet date. Marketable securities at December 31, 2003 consist of 63,500,000 shares of common stock of P-Com that were classified on that date as available-for-sale, and as a result were reported at fair value. Unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

Inventories

Inventories at December 31, 2002 consisted of telecommunications equipment and related component parts and finished assemblies ready for assembly and delivery. Inventories were recorded at the lower of cost (using the first-in, first-out method) or net realizable value. Labor and overhead costs related to assemblies in process were included in the cost of finished assemblies.

SPEEDCOM WIRELESS CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003 AND 2002

Property And Equipment

Property and equipment at December 31, 2002 were stated at cost. Depreciation and amortization were calculated using the straight-line method over the estimated useful lives of depreciable assets ranging from two to five years. Leasehold improvements were amortized over the shorter of the useful life of the asset or the term of the related lease agreement. Repairs and maintenance, which amounted to approximately $18,000 and $43,000 for the years ended December 31, 2003 and 2002, respectively, were charged to expense as incurred. SPEEDCOM has no material commitments or plans for capital additions or improvements.

Intellectual Property

Intellectual property at December 31, 2002 was stated at cost. Amortization was calculated using the straight-line method over the six-year term of the underlying contractual agreement, which was less than the estimated useful life of the technology.

Impairments of Long-lived Assets

SPEEDCOM reviewed long-lived assets to be held and used, consisting of property and equipment and intellectual property, for impairment whenever events or changes in circumstances indicated the asset may be impaired. In the event that the impairment indicators, including market or industry conditions or financial conditions, were identified, SPEEDCOM determined whether impairments were present by comparing the net book value of long-lived assets to projected undiscounted cash flows at the lowest discernable level for which cash flow information can be projected. In the event that undiscounted cash flows were insufficient to recover the net carrying value over the remaining useful lives, impairment charges were calculated and recorded in the period first estimable using discounted cash flows or other fair value information. During the periods presented, there were no material impairment charges.

Financial Instruments

SPEEDCOM’s significant financial instruments include cash, accounts receivable, investment in marketable securities, accounts payable and notes payable. SPEEDCOM believes that the carrying values of financial instruments in the accompanying balance sheets approximate their respective fair values.

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

Comprehensive Income (Loss)

Under SFAS 130, REPORTING COMPREHENSIVE INCOME (SFAS 130), SPEEDCOM is required to display comprehensive income and its components as part of our financial statements. The measurement and presentation of net income did not change. Comprehensive income comprises net income and other comprehensive income. Other comprehensive income includes certain changes in equity of SPEEDCOM that are

SPEEDCOM WIRELESS CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003 AND 2002

excluded from net income. Specifically, SFAS 130 requires unrealized gains and losses on SPEEDCOM’s available for sale investments, that were reported in stockholder’s equity, to be included in accumulated other comprehensive income.

Stock Based Compensation

SPEEDCOM accounts for employee stock-based compensation using the intrinsic method in accordance with Accounting Principles Board No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. Accordingly, in cases where exercise prices for stock option grants equal or exceed the trading market value of the stock at the date of grant, SPEEDCOM recognizes no compensation expense. In cases where exercise prices are less than the fair value of the stock at the date of grant, compensation is recognized over the period of performance or the vesting period. SPEEDCOM accounts for non-employee stock-based compensation using the trading market price for common stock and the Black-Scholes valuation model for stock options and warrants, in accordance with SFAS No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION (SFAS No. 123).

The following table reflects supplemental financial information related to stock-based employee compensation, as required by SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION – TRANSITION AND DISCLOSURE.

	2003	2002
Stock-based employee compensation costs used in the determination of net income (loss) attributable to common stockholders, as reported	—	$(97,359)

Income (loss) attributable to common stockholders, as reported	$6,589,853	$(5,355,827)
Stock-based employee compensation costs that would have been included in the determination of net income (loss) if the fair value method (SFAS No. 123) had been applied to all awards	—	(234,026)

Unaudited pro forma net income (loss) attributable to common stockholders, as if the fair value method had been applied to all awards	$6,589,853	$(5,589,853)

Net income (loss) attributable to common stockholders per common share, as reported	$0.42	$(0.47)

Unaudited pro forma net income (loss) attributable to common stockholders per common share, as if the fair value method had been applied to all awards	$0.42	$(0.49)

Advertising Costs

SPEEDCOM’s policy was to expense advertising costs as incurred. During the years ended December 31, 2003 and 2002, SPEEDCOM incurred approximately $56,000 and $72,000, respectively, in advertising expenses. Such amounts are included in selling expenses.

Research and Development Costs

SPEEDCOM’s policy was to expense all research and development expenses as incurred. Research and development expenses during the years ended December 31, 2003 and 2002 totaled approximately $270,000 and $256,000, respectively. Such amounts are included in general and administrative expenses.

SPEEDCOM WIRELESS CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003 AND 2002

Net Income (Loss) Per Share

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

Unexercised convertible debt to purchase 35,556 shares of common stock at December 31, 2002, was not included in the computations of diluted loss per share because the assumed conversion would have been antidilutive at that time.

Use Of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain amounts in the 2002 financial statements have been reclassified to conform to the 2003 financial statement presentation.

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

In May 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The statement is not anticipated to have a significant effect on SPEEDCOM’s financial position or results of operations.

In December 2003, the FASB issued FASB Interpretation No. 46 (REVISED), CONSOLIDATION OF VALUABLE INTEREST ENTITIES. This interpretation clarifies rules relating to consolidation where entities are controlled by means other than a majority voting interest and instances in which equity investors do not bear the residual economic risks. SPEEDCOM currently has no ownership in variable interest entities and therefore adoption of this standard currently has no financial reporting implications.

SPEEDCOM WIRELESS CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003 AND 2002

4. Leases Receivable

Leases receivable at December 31, 2002 represented sales-type leases with two customers, resulting from the configuration, assembly and delivery of wireless communications products. During the year ended December 31, 2002, SPEEDCOM restructured one of the current leases receivable, previously recorded at approximately $1,290,000, into a lease receivable with approximately $336,000 due immediately, five payments of $50,000 due over a five month period and a balloon payment of approximately $328,000 due in August 2002. As a result of this restructuring, SPEEDCOM recorded a provision for bad debt of approximately $395,000 for the year ended December 31, 2002. This lease was restructured in August 2002 and again in March 2003, extending the payment schedule through May 2003 and December 2003, respectively.

5. Inventories

A summary of inventories, net at December 31, 2002 is as follows:

Component parts	$800,485
Completed assemblies	723,249

$1,523,734

SPEEDCOM recorded provisions to reduce inventories to the lower of the cost or net realizable value of the inventories in the amounts of approximately $0 and $167,000 during the years ended December 31, 2003 and 2002, respectively. Such reserves amounting to approximately $234,000 at December 31, 2002 have been allocated to the appropriate categories of inventories in the table, above.

6. Property and Equipment

A summary of property and equipment at December 31, 2002 is as follows:

Computer and office equipment	$1,085,154
Automobiles	7,600
Leasehold improvements	130,546
Furniture and fixtures	175,784
Store and warehouse	192,747

1,591,831
Less accumulated depreciation	(966,431)

$625,400

Property and equipment included computer and office equipment of approximately $92,000 at December 31, 2002 acquired under capital lease arrangements. Amortization and depreciation expense of property and equipment amounted to $395,217 and $427,983 for the years ended December 31, 2003 and 2002, respectively. Amortization of assets under capital lease arrangements is included in depreciation expense.

7. Intellectual Property

In January 2001, SPEEDCOM acquired worldwide rights to PacketHop™, a wireless routing software developed by SRI for aggregate consideration of $1,599,500. SRI received $360,000 in cash and a total of 325,000 shares of common stock of SPEEDCOM that was issued in four tranches. Each tranch was measured on

SPEEDCOM WIRELESS CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003 AND 2002

the specific date that the stock was issued. Prior to the Asset Sale, the $360,000 in cash and the value of the shares at the date of grant less amortization were classified in Intellectual property, net on the balance sheet, and were being amortized using the straight-line method over the six year term of the agreement.

In October 2003, SPEEDCOM acquired software from JDK Technology for $50,000, to be paid over time, which was an enhancement to the PacketHop™ technology. Prior to the Asset Sale, the value of the software was classified in Intellectual property, net on the balance sheet and was being amortized using the straight-line method over the remaining life of the PacketHop™ technology.

A summary of intellectual property balances at December 31, 2002 is as follows:

Intellectual property	$1,599,500
Less accumulated amortization	(503,375)

$1,096,125

8. Accrued Expenses

A summary of accrued expenses at December 31, 2003 and 2002 is as follows:

	2003	2002
Accrued payroll	$—	$164,589
Accrued commissions	—	48,184
Accrued interest	1,790	3,307
Other	7,662	144,396

	$9,452	$360,476

9. Related Party Transactions

Due to Related Parties

During the years ended December 31, 2002 and 2003, SPEEDCOM borrowed an aggregate $2,928,000 and $1,015,000, respectively under secured promissory notes from institutional investors who are shareholders. All tangible and intangible assets of SPEEDCOM secured the notes. The notes bear an interest rate of 15% and were payable December 31, 2003. Prepayment is permitted under the secured promissory notes with a 50% premium on the outstanding principal amount. In October 2003, SPEEDCOM converted $570,000 of the notes payable that were due December 31, 2003, plus accrued interest of $102,163, into 5,601,358 shares of SPEEDCOM common stock, which resulted in a gain of approximately $336,000. Due to the related party nature of this exchange, the gain was recorded as a component of paid-in capital in the accompanying financial statements. As part of the Asset Sale described in Note 2, P-Com assumed an additional $3,000,000 of these promissory notes. In December 2003, the maturity of the remaining $373,000 of debt was extended to June 30, 2004. On December 31, 2003, SPEEDCOM converted the $373,000, plus accrued interest of $623,092, into three new notes, totaling $996,092 utilizing the same terms as the previous $373,000 notes. In January 2004, SPEEDCOM converted the remaining $996,092 into 8,300,768 shares of SPEEDCOM common stock resulting in a gain of approximately $664,000. The gain will be recorded in the period of exchange.

As a stipulation of the preferred stock financing received in August 2001, SPEEDCOM was required to file and obtain SEC acceptance of a registration statement within a specified period of time or incur penalties. As a

SPEEDCOM WIRELESS CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003 AND 2002

result of obtaining acceptance from the SEC nineteen days late, SPEEDCOM incurred a penalty of $163,970, payable to the preferred stockholders. The penalty was accrued during 2001 and is included in due to related parties at December 31, 2003 and 2002. In February 2004, SPEEDCOM converted all of its 3,835,554 shares of preferred stock, dividends and registration penalty due to the preferred stockholders into 76,868,961 shares of SPEEDCOM common stock.

In January 2002, SPEEDCOM entered into a financial relations and consultant contract whereby the consulting firm will receive a $10,000 convertible note each month. This contract was cancelled in May 2002. The notes are convertible at any time at $1.125 per common share. As of December 31, 2003, the note holder possesses rights to convert the notes to 35,556 shares of restricted common stock. SPEEDCOM’s Chief Financial Officer is the Managing Director of the consulting firm. During January 2004, SPEEDCOM converted the $40,000 convertible note, plus $75,000 of trade payables due to the consulting firm, into 958,333 shares of SPEEDCOM common stock. SPEEDCOM recorded a gain of approximately $77,000 in connection with this conversion, which will be recorded in the period of the exchange. In addition, in accordance with generally accepted accounting principles, SPEEDCOM has recorded an assumed dividend of approximately $211,000 in the period of the exchange which equals the increase in the intrinsic value of the convertible note based on the incremental number of shares of common stock (297,778) that may be obtained on conversion of the convertible note into common stock valued at the price per share ($0.71) on January 25, 2002, the original date of the note.

As of December 31, 2003, SPEEDCOM had accrued severance expense and related interest of $248,539 outstanding related to the separation agreements between SPEEDCOM and its former President and Chief Financial Officer. In January 2004, SPEEDCOM converted $204,999 of accrued severance costs and $43,540 of accrued interest into 2,086,075 shares of SPEEDCOM common stock. The shares were valued at the date of issuance using SPEEDCOM’s trading market price, which resulted in a gain of approximately $155,000. The gain will be recorded in the period of the exchange.

Related Party Interest Expense

Interest expense recorded during the years ended December 31, 2003 and 2002 related to related party notes, loans and other balances amounted to approximately $518,000 and $212,000, respectively.

10. Notes and Capital Leases Payable

A summary of notes and capital leases payable at December 31, 2003 and 2002 is as follows:

	2003	2002
Notes Payable (a)	$12,177	$14,444
Capital lease obligations	—	38,706

	12,177	53,150
Less current portion	12,177	(39,050)

	$—	$14,100

(a)	In March 2002, SPEEDCOM issued promissory notes to each of SPEEDCOM’s then current outside board members for $14,738, $13,875 and $15,750, respectively. Each note bears an interest rate of 14% and carries an additional 2% penalty on outstanding principal not paid by April 15, 2002. $32,186 of these notes has been paid as of December 31, 2003. In January 2004, SPEEDCOM converted the remaining $12,177 of promissory notes into 101,475 shares of SPEEDCOM common stock, which resulted in a gain of approximately $8,000. The gain will be recorded in the period of exchange.

SPEEDCOM WIRELESS CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003 AND 2002

During the year ended December 31, 2003, SPEEDCOM borrowed an aggregate of $1,580,000 from P-Com. The loans had an interest rate of 10% for the first six months and 13% for the remainder of the term of the notes. These notes were due March 21, 2005 ($400,000), July 17, 2005 ($300,000), August 8, 2005 ($200,000), September 8, 2005 ($50,000), September 16, 2005 ($50,000), September 24, 2005 ($50,000), September 30, 2005 ($50,000), October 14, 2005 ($130,000), October 22, 2005 ($100,000), November 4, 2005 ($100,000), November 21, 2005 ($100,000) and December 5, 2005 ($50,000). These notes were convertible at $0.12 per common share. As part of the Asset Sale to P-Com, all but $400,000 of these notes and accrued interest was forgiven and included in the gain on the sale to P-Com. In December 2003, P-Com converted the $400,000 of notes payable into 3,333,333 shares of SPEEDCOM common stock, which resulted in a gain of approximately $267,000.

11. Income Taxes

SPEEDCOM utilized net tax operating loss carry forwards to offset regular Federal and State taxable income for the year ended December 31, 2003. The net tax asset associated with the net operating loss carry forwards had been fully reserved in previous reporting periods and, accordingly, there are no income taxes for the year ended December 31, 2003. For purposes of Federal Alternative Minimum Taxes (AMT), the utilization of AMT net operating loss carry forwards is generally limited to ninety percent of AMT taxable income. However, at the time of filing, SPEEDCOM intends to qualify the sale to P-Com as a tax-free reorganization under Internal Revenue Code Section 368(a)(1)(C). Certain future actions by management may disqualify SPEEDCOM’s ability to effect this exemption. If any such disqualifying actions are taken in future reporting periods, it is reasonably possible that SPEEDCOM may incur an AMT of approximately $130,000.

Deferred tax benefit of approximately $2,008,000 for the year ended December 31, 2002, was fully offset by the increase in the valuation allowance, since realization of those benefits is not assured and does not meet the standards for recognition. Deferred tax benefits included the benefits of net operating losses of approximately $1,717,000 during the year ended December 31, 2002. SPEEDCOM utilized a portion of its available net operating loss carryforwards to offset taxable income arising in 2003 from the sale described in Note 2.

A reconciliation of the differences between the effective income tax rate and the statutory federal tax rate follows:

	2003	2002
Tax expense (benefit) at U.S. statutory rate	34.00%	(35.00)%
State taxes, net of federal benefit	3.63	(3.30)
Change in valuation allowance	(37.68)	38.44
Other	0.05	(0.14)

	0.00%	0.00%

SPEEDCOM WIRELESS CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003 AND 2002

Significant components of deferred tax assets and liabilities are as follows:

	2003	2002
Deferred tax assets:
Net operating loss carryforwards	$5,693,093	$8,135,008
Accounts receivable	—	75,538
Intangible assets	—	109,168
Deferred revenue	—	9,620
Accrued expenses	77,141	160,380
Other	—	87,918

Gross deferred tax assets	5,770,234	8,577,632
Less: valuation allowance	(5,770,234)	(8,577,632)

Net deferred tax asset	$—	$—

Accounting principles generally accepted in the United States of America require a valuation allowance be recorded to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, management has determined that a valuation allowance is necessary at December 31, 2003 and 2002 to fully offset the deferred tax asset.

At December 31, 2003, net operating losses available to be carried forward for federal income tax purposes are approximately $15,000,000 expiring in various amounts from 2014 through 2023. Utilization of SPEEDCOM’s net operating losses may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such annual limitation could result in the expiration of the net operating loss before utilization.

12. Stockholders’ Equity

Common Stock, Common Stock Warrants and Employee Stock Options

Non-employee Common Stock Warrants:

As of December 31, 2003, SPEEDCOM had the following warrants outstanding to purchase common stock of SPEEDCOM:

Number of Warrants	Expiration Date	Exercise Price
7,160,810	8/23/2006	$0.12
1,002,026	6/11/2006	$0.12
150,000	3/31/2006	$6.00

SPEEDCOM WIRELESS CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003 AND 2002

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

These matters relate to common stock issuances and common stock warrant activity during the year ended December 31, 2003:

Effective with the issuance of the convertible notes to P-Com discussed in Note 10, the conversion prices of SPEEDCOM’s warrants that expire August 23, 2006 and June 11, 2006 was decreased to $0.12, resulting in common shares of 8,162,836 issuable under these securities, if currently converted or exercised.

In October 2003, SPEEDCOM converted $570,000 of notes payable that were due December 31, 2003, plus accrued interest of $102,163, into 5,601,358 shares of SPEEDCOM common stock utilizing a conversion rate of $0.12. SPEEDCOM recorded a gain on this conversion of approximately $336,000.

In December 2003, SPEEDCOM converted $400,000 of notes payable due to P-Com, into 3,333,333 shares of SPEEDCOM common stock utilizing a conversion rate of $0.12. SPEEDCOM recorded a gain on this conversion of approximately $267,000.

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

DECEMBER 31, 2003 AND 2002

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

At December 31, 2003 and 2002, SPEEDCOM had 3,000,000 shares of common stock reserved for issuance under employee incentive stock bonus, purchase or option plans. One plan, initiated in July 1998, reserved 2,000,000 shares, and another plan, initiated in September 2000, reserved 1,000,000 shares. Additional options of 874,892 are outstanding outside these two plans to former executive officers. All full time employees were eligible for both plans. Plan options have a term of 5 years and vest 25% annually on the employee’s anniversary date over a four-year period. As of December 31, 2003 there were 2,713,000 shares unissued under both plans.

Employee stock option activity was as follows during the years ended December 31, 2003 and 2002:

	2003		2002
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding—
Beginning of year	2,954,876	$2.28	3,771,285	$2.75
Granted at market price	—	—	1,460,300	0.44
Exercised	—	—	(65,000)	0.01
Expired or cancelled	(1,792,984)	2.03	(2,211,709)	2.13

Outstanding—end of year	1,161,892	$2.65	2,954,876	$2.28

Exercisable as of December 31	1,161,892	$2.65	2,189,963	$2.63

The weighted average exercise price of the options granted during 2002 is $0.44. The range of exercise prices of outstanding options is $0.15 through $4.25. The weighted average remaining contractual life of the options as of December 31, 2003 and 2002 is 2.8 and 2.5 years, respectively.

Pro forma information regarding SPEEDCOM’s stock option grants is presented in Note 3. The fair market value for these options was estimated at the date of grant using the Black-Scholes option-pricing model. In order to calculate the fair value, the following assumptions were made: the expected dividend payment rate used was zero, the expected option life used was five years, the volatility used was 1.26 and the risk free interest rate was assumed to be 2.96%. Because the options have a four-year vesting period, the pro forma effect shown is not reflective of the reported net earnings or losses in future years.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.

SPEEDCOM WIRELESS CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003 AND 2002

Antidilution Provisions

Under the anti-dilution provisions of our preferred stock, if SPEEDCOM issues common stock or common stock equivalents at a purchase price, conversion price, or warrant or option exercise price that is less than the lesser of the current preferred stock conversion price of $1.125 per share or the current market price, the conversion price of the preferred stock will be reduced using a customary weighted average basis formula. In February 2004, SPEEDCOM converted all of its 3,835,554 shares of preferred stock, dividends and registration penalty due to the preferred stockholders into 76,868,961 shares of SPEEDCOM common stock.

Under the anti-dilution provisions of 7,160,810 (as adjusted) warrants issued in August 2001, (1) the exercise price will be lowered to equal the purchase price, conversion price, or warrant or option exercise price for any common stock or common stock equivalent issued (other than to employees) at a purchase price, conversion price, or warrant or option exercise price less than the current per share exercise price of the applicable warrants ($0.12 in the case of Series A Warrants), and (2) the number of warrants will be increased by the same percentage as the percentage by which the exercise price is reduced. Alternatively, (1) the exercise price will be reduced by the percentage by which the purchase price, conversion price, or warrant or option exercise price of any issued security (others than to employees) is less than the current market price of the common stock, and (2) the number of warrants will be increased by the same percentage as the percentage by which the exercise price is reduced, if this formula results in a lower exercise price than the adjustment described in the preceding sentence. Similar anti-dilution provisions apply to outstanding warrants to acquire 1,002,026 shares of our common stock (as adjusted) at an exercise price of $0.12 per share.

Dividend Arrearages

Beginning August 23, 2003, SPEEDCOM’s preferred stockholders are entitled to cumulative dividends at the rate of 14% per year times the $3.38 ($4.50 if paid in stock) per share liquidation preference. The cumulative, undeclared dividend in arrearage that the preferred stockholders are entitled to as of December 31, 2003 is $860,635, assuming a stock payout. No record date has been established for the dividend by SPEEDCOM’s Board of Directors. In February 2004, SPEEDCOM converted all of its 3,835,554 shares of preferred stock, dividends and registration penalty due to the preferred stockholders into 76,868,961 shares of SPEEDCOM common stock.

13. Leases

Prior to the Asset Sale described in Note 2, SPEEDCOM leased office and manufacturing facilities and computer and office equipment under operating leases. Rent expense under operating leases amounted to approximately $639,000 and $802,000 for the years ended December 31, 2003 and 2002, respectively. SPEEDCOM does not have any future noncancellable lease payments under operating leases.

All of SPEEDCOM’s leases were assumed by P-Com per the Asset Sale.

14. Employee Benefit Plan

SPEEDCOM had established a 401(k) profit-sharing plan, which was terminated effective November 15, 2003. Employees 21 years or older were eligible to participate in the plan. Participants could elect to contribute, on a tax-deferred basis, up to the legal maximum of their compensation. SPEEDCOM contributed 25% matching after an employee had been with SPEEDCOM for 90 days. SPEEDCOM’s contributions to the plan were approximately $24,000 and $29,000 for the years ended December 31, 2003 and 2002, respectively.

SPEEDCOM WIRELESS CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003 AND 2002

15. Severance Costs

During the year ended December 31, 2003, SPEEDCOM recorded severance costs of $170,000 in accordance with the separation agreements between SPEEDCOM and its former Vice President of Marketing and Product Development, its former Vice President of Finance and Accounting and its former Director of International Sales. Per the Asset Sale, these liabilities were assumed by P-Com.

During the year ended December 31, 2002, SPEEDCOM recorded severance costs of approximately $630,000 in accordance with the separation agreements, as amended, between SPEEDCOM and its former Chief Executive Officer and Chief Operating Officer. The costs include severance pay and other employee benefits and the write off of notes receivable-related party.

16. Segment and Geographic Information

Revenue

No single customer accounted for 10% or more of SPEEDCOM’s revenue for the years ended December 31, 2003 or 2002.

Accounts Receivable

No customer accounted for 10% or more of SPEEDCOM’s gross accounts receivable as of December 31, 2002.

SPEEDCOM operated during all periods in a single operating segment when applying the management approach defined in SFAS No. 131, DISCLOSURES ABOUT SEGMENTS.

SPEEDCOM’s business and principal operations are domiciled in North America. SPEEDCOM generated revenue in the following geographic areas: North America, Latin America, Asia, Africa, Middle East, Europe and Australia. Revenues from customers in foreign geographic areas represented 58% and 46% of total revenues for the years ended December 31, 2003 and 2002, respectively. During 2003, 17% and 19% of SPEEDCOM’s revenues were derived from customers located in Asia and the Middle East, respectively. During 2002, 11% and 14% of SPEEDCOM’s revenues were derived from customers located in Asia and Africa, respectively. No other foreign geographic area contributed 10% or greater of total revenues for 2003 or 2002. SPEEDCOM has no significant property in any foreign geographic area.

17. Subsequent Events

During January and February 2004, and as discussed elsewhere in these notes, SPEEDCOM converted $1,720,140 of amounts due to related parties, certain accrued expenses, notes payable and certain accounts payable into 14,334,505 shares of SPEEDCOM common stock. These transactions resulted in aggregate gains of approximately $1,121,000 that are recorded in the period of exchange.

During February 2004, all of SPEEDCOM’s preferred stockholders exchanged their 3,835,554 shares of preferred stock, dividends and registration penalty (as described in Note 9) for 76,868,961 shares of SPEEDCOM common stock.

On February 6, 2004, P-Com completed the registration of the common stock exchanged in the P-Com Transaction, discussed in Note 2. On the close of business February 9, 2004, the closing per share market price of the P-Com common stock was $0.09 ($0.14 as of December 31, 2003).

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

The information required by this Item 9 is incorporated by reference from the section captioned “Directors, Executive Officers, Promoters and Control Persons” of the Schedule 14C.

Item 10. Executive Compensation

The information required by this Item 10 is incorporated by reference from the section captioned “Executive Compensation” of the Schedule 14C.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 11 is incorporated by reference from the section captioned “Security Ownership of Certain Beneficial Owners and Management” of the Schedule 14C.

Item 12. Certain Relationships and Related Transactions

The information required by this Item 12 is incorporated by reference from the section captioned “Certain Relationships and Related Transactions” of the Schedule 14C.

Item 13. Exhibits List and Reports on Form 8-K

(a) Exhibits

The exhibits in the accompanying Exhibit Index are filed as part of this Report on Form 10-KSB.

(b) Reports on Form 8-K

Form 8-K was filed on October 27, 2003, regarding SPEEDCOM’s conversion of notes payable, plus accrued interest, into 5,601,358 shares of SPEEDCOM common stock.

Form 8-K was filed November 5, 2003 regarding SPEEDCOM’s 2003 third quarter results.

Form 8-K was filed December 3, 2003 regarding the SPEEDCOM special shareholder meeting approving the P-Com Asset Sale and the increase in the number of authorized shares of common stock from 250,000,000 to 500,000,000.

Form 8-K was filed December 15, 2003 regarding the completion of the sale of substantially all of SPEEDCOM’s assets to P-Com.

Form 8-K was filed on December 29, 2003 regarding SPEEDCOM’s conversion of notes payable into 3,333,333 shares of SPEEDCOM common stock.

Form 8-K was filed on February 4, 2004 regarding SPEEDCOM’s conversion of liabilities and its preferred stock into 91,203,466 shares of SPEEDCOM common stock.

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

SPEEDCOM Wireless Corporation

/s/ MARK SCHAFTLEIN Mark Schaftlein	Chief Financial Officer and acting Chief Executive Officer	February 11, 2004

/s/ R. CRAIG ROOS R. Craig Roos	Chairman and Director	February 11, 2004

/s/ JOSEPH MORGAN Joseph Morgan	Director	February 11, 2004

/s/ BEN HAIDRI Ben Haidri	Director	February 11, 2004

Exhibit Index

Number	Description
2	Plan of acquisition, reorganization, arrangement, liquidation, or succession.

2.1(4)	Asset Purchase Agreement between SPEEDCOM Wireless Corporation and P-Com, Inc.

3	Articles of incorporation and bylaws.

3.1(5)	Amended and Restated Certificate of Incorporation of SPEEDCOM Wireless Corporation.

3.2(1)	Amended and Restated Bylaws of SPEEDCOM Wireless Corporation.

4	Instruments defining the rights of securities holders, including indentures.

4.8(2)	Warrant No. W-1 to Purchase 146,667 Shares of Common Stock issued to S.A.C. Capital Associates, LLC.

4.9(2)	Warrant No. W-2 to Purchase 73,333 Shares of Common Stock issued to SDS Merchant Fund, L.P.

4.10(2)	Warrant No. W-3 to Purchase 220,000 Shares of Common Stock issued to Oscar Private Equity Investments, L.P.

4.11(2)	Warrant No. W-4 to Purchase 73,333 Shares of Common Stock issued to Bruce Sanguinetti.

4.12(3)	Purchase Agreement, dated August 23, 2001, by and among SPEEDCOM Wireless Corporation and the Purchasers, as defined.

4.13(3)	Registration Rights Agreement, dated August 23, 2001, by and among SPEEDCOM Wireless Corporation and the Purchasers, as defined.

4.14(3)	Form of Series A Warrant of SPEEDCOM Wireless Corporation dated August 23, 2001.

4.15(3)	Form of Series B Warrant of SPEEDCOM Wireless Corporation dated August 23, 2001.

4.16(3)	Settlement Agreement between SPEEDCOM Wireless Corporation and I.W. Miller Group, Inc. dated June 25, 2001.

4.81	Secured Promissory Note dated December 31, 2003 between SPEEDCOM Wireless Corporation and North Sound Legacy Institutional Fund LLC.

4.82	Secured Promissory Note dated December 31, 2003 between SPEEDCOM Wireless Corporation and North Sound Legacy International LTD.

4.83	Secured Promissory Note dated December 31, 2003 between SPEEDCOM Wireless Corporation and North Sound Legacy Fund LLC.

23.1	Consent of Certified Public Accountants

31.1	Certification pursuant to Sarbanes-Oxley Section 302.

32.1	Certification pursuant to 18 U.S.C. Section 1350.

(1)	Incorporated by reference to the Form 10-QSB filed May 14, 2001.
(2)	Incorporated by reference to the Form 8-K filed July 2, 2001.
(3)	Incorporated by reference to the Form S-3 filed September 18, 2001.
(4)	Incorporated by reference to the Form 8-K filed June 17, 2003.
(5)	Incorporated by reference to the Form 8-K filed December 3, 2003.