Form 10QSB
period 2004-03-31
SPEEDCOM WIRELESS CORP
filed 2004-05-12
CIK 1014343

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDING MARCH 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 0-21061

SPEEDCOM Wireless Corporation

(Name of Small Business Issuer in its Charter)

Delaware	58-2044990
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

7020 Professional Parkway East
Sarasota, FL 34240	(941) 907-2361
(Address of Principal Executive Offices)	(Issuer’s Telephone Number, Including
Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

The number of shares of the issuer’s common stock outstanding as of May 10, 2004 was 115,367,249.

Transitional small business disclosure format (check one): Yes ☐     No ☒

SPEEDCOM WIRELESS CORPORATION

FORM 10-QSB FOR THE PERIOD ENDED MARCH 31, 2004

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

SPEEDCOM WIRELESS CORPORATION

BALANCE SHEETS

	March 31, 2004	December 31, 2003
	(unaudited)
Assets
Current assets:
Cash	$44,189	$100
Marketable securities	105,309	8,890,000
Prepaid expenses and other current assets	9,795	75,000

Total assets	$159,293	$8,965,100

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$112,984	$624,992
Accrued expenses	310	9,452
Due to related parties	—	1,448,601
Current portion of notes and capital leases payable	—	12,177

Total liabilities	113,294	2,095,222
Stockholders’ equity:
Common stock, $.001 par value, 500,000,000 shares authorized, 115,367,249 and 23,425,355 shares issued and outstanding in 2004 and 2003, respectively	115,367	23,425
Preferred stock, $4.50 stock liquidation value per share, 10,000,000 shares authorized, 0 and 3,835,554 shares issued and outstanding in 2004 and 2003, respectively	—	5,455,702
Additional paid-in capital	25,706,145	18,597,310
Accumulated deficit	(25,617,550)	(16,571,559)
Accumulated other comprehensive loss	(157,963)	(635,000)

Total stockholders’ equity	45,999	6,869,878

Total liabilities and stockholders’ equity	$159,293	$8,965,100

See accompanying notes.

SPEEDCOM WIRELESS CORPORATION

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(unaudited)

	Three months ended March 31,
	2004	2003
Net revenues	$—	$1,590,581
Cost of goods sold	—	975,650

Gross margin	—	614,931

Operating expenses:
Salaries and related	—	630,992
General and administrative	120,865	694,929
Selling expenses	—	244,764
Provision for bad debt	—	8,194
Depreciation and amortization	—	184,111

	120,865	1,762,990

Loss from operations	(120,865)	(1,148,059)

Other (expense) income:
Interest expense	(3,040)	(139,421)
Interest income	—	7,745
Loss on marketable securities	(4,328,140)	—
Other income (expense), net	297,643	(2,836)

	(4,033,537)	(134,512)

Net loss	$(4,154,402)	$(1,282,571)

Net loss per share:
Basic and diluted	$(0.05)	$(0.09)

Shares used in computing basic and diluted net loss	83,201,060	14,490,664

Comprehensive loss:
Net loss	$(4,154,402)	$(1,282,571)
Unrealized loss on marketable securities	(140,412)	—

Comprehensive loss	$(4,294,814)	$(1,282,571)

See accompanying notes.

SPEEDCOM WIRELESS CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock Shares	Common Stock Amount	Preferred Stock Shares	Preferred Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Total
Balance at January 1, 2003	14,490,664	$14,490	3,835,554	$5,455,702	$17,800,749	$(24,022,047)	—	$(751,106)
Issuance of common stock for extinguishment of related party notes (see gain below)	5,601,358	5,602	—	—	330,480	—	—	336,082
Issuance of common stock for conversion of note payable	3,333,333	3,333	—	—	130,000	—	—	133,333
Unrealized losses on marketable securities	—	—	—	—	—	—	$(635,000)	(635,000)
Gain on exchange of debt of a related party	—	—	—	—	336,081	—	—	336,081
Net income	—	—	—	—	—	7,450,488	—	7,450,488

Balance at December 31, 2003	23,425,355	23,425	3,835,554	5,455,702	18,597,310	(16,571,559)	(635,000)	6,869,878
Conversion of preferred stock, dividends and registration penalty to common stock	76,868,961	76,869	(3,835,554)	(5,455,702)	5,542,802	—	—	163,969
In-kind dividends distributed	—	—	—	—	—	(4,891,589)	—	(4,891,589)
Conversion of amounts due to related parties, accrued expenses, notes payable and accounts payable to common stock	15,072,933	15,073	—	—	1,566,033	—	—	1,581,106
Change in comprehensive loss	—	—	—	—	—	—	477,037	477,037
Net loss	—	—	—	—	—	(4,154,402)	—	(4,154,402)

Balance at March 31, 2004	115,367,249	$115,367	—	$—	$25,706,145	$(25,617,550)	$(157,963)	$45,999

See accompanying notes.

SPEEDCOM WIRELESS CORPORATION

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2004	2003
Operating activities
Net loss	$(4,154,402)	$(1,282,571)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	—	184,111
Provision for bad debt	—	8,194
Loss on marketable securities	4,328,140	—
Conversion inducement expense	11,911	—
Gain on conversion of accounts payable, accrued expenses and notes into common stock	(239,559)	—
Changes in operating assets and liabilities:
Accounts receivable	—	(99,778)
Leases receivable	—	111,318
Inventories	—	438,628
Prepaid expenses and other current assets	65,205	26,788
Other assets	—	(114,133)
Accounts payable and accrued expenses	(9,206)	(7,310)
Deferred revenue	—	(1,991)

Net cash provided by (used in) operating activities	2,089	(736,744)

Investing activities
Purchases of equipment	—	(44,016)
Proceeds from disposals of equipment	—	7,720
Proceeds from sale of marketable securities	42,000	—

Net cash (provided by) used in investing activities	42,000	(36,296)

Financing activities
Proceeds from loans from related parties	—	340,000
Payments of loans from related parties	—	(1,000)
Proceeds from issuance of notes	—	400,000
Payments of notes and capital leases	—	(7,120)

Net cash provided by financing activities	—	731,880

Net increase (decrease) in cash	44,089	(41,160)
Cash at beginning of period	100	346,361

Cash at end of period	$44,189	$305,201

Supplemental disclosure of cash flow information
Conversion of accounts payable, notes payable and accrued expenses into common stock	$524,121	—
Conversion of due to related parties into common stock	$1,448,601	—
In-kind dividends distributed	$4,891,589	—

See accompanying notes.

SPEEDCOM WIRELESS CORPORATION

NOTES TO FINANCIAL STATEMENTS

1. Business

SPEEDCOM Wireless Corporation (SPEEDCOM) was incorporated in Florida on March 16, 1994 and reincorporated in Delaware on September 26, 2000. Prior to the asset sale discussed in Note 2 below, SPEEDCOM manufactured, configured and delivered custom broadband wireless networking equipment, including the SPEEDLAN family of wireless Ethernet bridges and routers, for business and residential customers internationally. Subsequent to the asset sale, SPEEDCOM has no operating business and SPEEDCOM’s management and Board of Directors have been focusing their efforts on exploring business combination opportunities.

2. P-Com, Inc. Transaction and Management’s Plans

On December 10, 2003, SPEEDCOM sold its operating assets and transferred substantially all of its operating liabilities to P-Com, Inc. (P-Com) in exchange for 63,500,000 shares of P-Com common stock, plus a note receivable of $75,000, of which $65,205 has been paid or credited through March 31, 2004. Following the asset sale, SPEEDCOM has no business operations and its only significant remaining asset is the investment in P-Com common stock.

The accompanying financial statements are prepared on a going-concern basis, which assumes that SPEEDCOM will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, SPEEDCOM incurred operating losses of approximately $121,000 and $1,148,000 for the three months ended March 31, 2004 and 2003, respectively. In addition, SPEEDCOM’s cash flows for the remainder of 2004 are currently projected to be insufficient to finance SPEEDCOM, without funding from other sources. These conditions raise substantial doubt as to the ability of SPEEDCOM to continue its normal business as a going concern.

Management’s plans for this uncertainty include curtailing expenses and raising additional capital from external sources. Management may also liquidate some or all of the P-Com common stock, although a substantial portion of the P-Com common stock was distributed to stockholders. In addition, management intends to use their best efforts to continue as a separate public entity and identify a merger candidate. There can be no assurance that management will be successful in these plans. Accordingly, the accompanying financial statements do no include any adjustments that may arise from the uncertainty surrounding SPEEDCOM’s ability to continue as a going concern.

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

In the opinion of management, the financial statements reflect all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for those periods presented. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

4. Marketable Securities

SPEEDCOM accounts for marketable securities in accordance with Statement of Financial Accounting Standards No. 115, “ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES.” SPEEDCOM determines the proper classification of all marketable securities as held-to-maturity, available-for-sale, or trading at the time of purchase, and re-evaluates such classification as of each balance sheet date. Marketable securities at March 31, 2004 consist of 1,755,144 shares of common stock of P-Com that are classified on that date as available-for-sale, and as a result were reported at fair value. Unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses are reported as gain (loss) on marketable securities in the statements of operations. During the three months ended March 31, 2004, SPEEDCOM sold 600,000 shares of P-Com common stock on the open market and distributed 61,144,856 shares to common stockholders, with respect to which aggregate realized losses of $4,328,140 are reported in the accompanying statements of operations.

Under Statement of Financial Accounting Standards No. 130, “REPORTING COMPREHENSIVE INCOME (SFAS 130),” SPEEDCOM is required to display comprehensive income and its components as part of its financial statements. The measurement and presentation of net income did not change. Comprehensive income comprises net income and other comprehensive income. Other comprehensive income includes certain changes in equity of SPEEDCOM that are excluded from net income. Specifically, SFAS 130 requires unrealized gains and losses on SPEEDCOM’s available-for-sale investments that were reported in stockholder’s equity, to be included in accumulated other comprehensive income (loss). As of March 31, 2004, SPEEDCOM held 1,755,144 shares of P-Com common stock. At March 31, 2004, the closing per share market price of the P-Com common stock was $0.06 as compared to $0.15 on the effective date of the asset purchase agreement between SPEEDCOM and P-Com.

The following tabular presentation reflects the changes in SPEEDCOM’s marketable securities:

	Shares	Cost	Unrealized Loss	Carrying Value
Shares acquired	63,500,000	$9,525,000		$9,525,000
Unrealized loss for 2003			$(635,000)	(635,000)

Balances at December 31, 2003	63,500,000	9,525,000	(635,000)	8,890,000

Unrealized losses for 2004			(3,851,103)	(3,851,103)
In-kind distribution	(61,144,856)	(9,171,728)	4,280,140	(4,891,588)
Sales of shares	(600,000)	(90,000)	48,000	(42,000)

Balances at March 31, 2004	1,755,144	$263,272	$(157,963)	$105,309

5. Related Party Transactions

Due to Related Parties

In January 2004, SPEEDCOM exchanged $996,092 due to institutional investors who are shareholders for 8,300,768 shares of SPEEDCOM common stock (valued at trading market prices) resulting in a gain of approximately $664,000. The gain was recorded as a component of paid-in-capital due to the related party nature of the exchange.

As a stipulation of the preferred stock financing received in August 2001, SPEEDCOM was required to file and obtain SEC acceptance of a registration statement within a specified period of time or incur penalties. As a result of obtaining acceptance from the SEC nineteen days late, SPEEDCOM incurred a penalty of $163,970, payable to the preferred stockholders. In February 2004, SPEEDCOM converted all of its 3,835,554 shares of preferred stock, dividends and registration penalty due to the preferred stockholders into 76,868,961 shares of SPEEDCOM common stock (valued at trading market prices) resulting in a gain of approximately $2,161,000. The gain was recorded as a component of paid-in-capital due to the related party nature of the exchange.

In January 2002, SPEEDCOM entered into a financial relations and consultant contract whereby the consulting firm would receive a $10,000 convertible note each month. This contract was cancelled in May 2002. The notes were convertible at any time at $1.125 per common share. SPEEDCOM’s Chief Financial Officer is the Managing Director of the consulting firm. During January 2004, SPEEDCOM converted the $40,000 convertible note, plus $75,000 of trade payables due to the consulting firm, into 958,333 shares of SPEEDCOM common stock (valued at trading market prices). SPEEDCOM recorded a gain of approximately $77,000 in connection with this conversion, which was recorded as a component of paid-in-capital due to the related party nature of the exchange.

As of December 31, 2003, SPEEDCOM had accrued severance expense and related interest of $248,539 outstanding related to the separation agreements between SPEEDCOM and its former President and Chief Financial Officer. In January 2004, SPEEDCOM converted $204,999 of accrued severance costs and $43,540 of accrued interest into 2,071,159 shares of SPEEDCOM common stock. The shares were valued at the date of issuance using SPEEDCOM’s trading market price, which resulted in a gain of approximately $155,000. The gain was recorded as a component of paid-in-capital due to the related party nature of the exchange.

Related Party Interest Expense

Interest expense recorded during the three months ended March 31, 2004 and 2003 related to related party notes, loans and other balances amounted to approximately $0 and $122,617, respectively.

6. Notes and Capital Leases Payable

A summary of notes and capital leases payable at December 31, 2003 is as follows:

Notes payable (a)	$12,177

12,177
Less current portion	(12,177)

$—

(a) In January 2004, SPEEDCOM converted a $12,177 promissory note due to a former SPEEDCOM director into 101,475 shares of SPEEDCOM common stock, which resulted in a gain of approximately $8,000.

7.	Stockholders’ Equity

SPEEDCOM’s Board of Directors adopted resolutions and a majority of the stockholders approved such resolutions providing for a recapitalization pursuant to which the issued and outstanding shares of SPEEDCOM’s common stock are to be reverse split, or consolidated, up to a 1-for-100 basis. As an example, if a 1-for-100 reverse stock split was implemented, stockholders will own one share of common stock for each 100 shares of common stock now held by the stockholder. As of May 10, 2004, the Board of Directors has not yet finalized the ratio of the reverse split.

These matters relate to common stock issuances and common stock warrant activity during the three months ended March 31, 2004:

During January and February 2004, and as discussed elsewhere in these notes, SPEEDCOM converted $1,808,752 of amounts due to related parties, certain accrued expenses, notes payable and certain accounts payable into 15,072,933 shares of SPEEDCOM common stock. These transactions resulted in aggregate gains of approximately $1,140,000. Approximately $900,000 of these gains are recorded as a component of paid-in-capital due to the related party nature of the exchanges.

During February 2004, all of SPEEDCOM’s preferred stockholders exchanged their 3,835,554 shares of preferred stock, dividends and registration penalty for 76,868,961 shares of SPEEDCOM common stock (valued at trading market prices). This transaction resulted in aggregate gains of approximately $2,161,000 that is recorded in the period of exchange as a component of paid-in-capital due to the related party nature of the exchange.

During March 2004, SPEEDCOM distributed 61,144,856 shares of P-Com common stock to SPEEDCOM common shareholders as a form of dividend. The per share trading market price of the common stock of P-Com on the distribution date was $0.08. The distribution was recorded at the fair value of the shares distributed based upon the trading market price.

These matters relate to common stock issuances and common stock warrant activity during the three months ended March 31, 2003:

Effective with the issuance of a convertible note to P-Com in March 2003, the conversion prices of SPEEDCOM’s warrants that expire August 23, 2006 and June 11, 2006 was decreased to $0.12, resulting in common shares of 8,162,836 issuable under these securities, if currently converted or exercised.

Employee Stock-Based Compensation

The following table reflects supplemental financial information related to stock-based employee compensation, as required by Statement of Financial Accounting Standards (SFAS) No. 148, “ACCOUNTING FOR STOCK-BASED COMPENSATION – TRANSITION AND DISCLOSURE”:

	Three months ended March 31,
	2004	2003
Stock-based employee compensation costs used in the determination of net loss, as reported	—	—

Net loss, as reported	$(4,154,402)	$(1,282,571)
Stock-based employee compensation costs that would have been included in the determination of net loss if the fair value method (SFAS No. 123) had been applied to all awards	—	(28,237)

Unaudited pro forma net loss, as if the fair value method had been applied to all awards	$(4,154,402)	$(1,310,808)

Net loss per common share, as reported	$(0.05)	$(0.09)

Unaudited pro forma net loss per common share, as if the fair value method had been applied to all awards	$(0.05)	$(0.09)

8.	Commitments and Contingencies

On February 17, 2004, a lawsuit was filed in the State of New York against SPEEDCOM. The complaint alleges breach of an investment-banking contract dated June 19, 2001 between SPEEDCOM and the plaintiff. The plaintiff seeks damages of approximately $503,000 in connection with the contract. In particular, plaintiff contends that P-Com’s asset purchase of SPEEDCOM entitles plaintiff to a transaction fee of at least $500,000. SPEEDCOM denies that the plaintiff is entitled to any fee, and intends to vigorously defend the suit. The financial statements include no adjustment or provision related to the foregoing matter, the ultimate outcome of which cannot presently be determined. However, it is reasonably possible that there may be an unfavorable outcome to this matter.

As a result of the asset sale, P-Com assumed all operating leases of SPEEDCOM. However, to date the lessor of the former SPEEDCOM headquarters building has not assigned the lease to P-Com. SPEEDCOM is currently in the process of securing such assignment, and believes that such assignment is probable. In the unlikely event that the lease is not assigned, SPEEDCOM will continue to exercise its rights under the P-Com assumption of the liability.

SPEEDCOM utilized net tax operating loss carry forwards to offset regular Federal and State taxable income for the year ended December 31, 2003. The net tax asset associated with the net operating loss carry forwards had been fully reserved in previous reporting periods and, accordingly, there are no income taxes for the year ended December 31, 2003. For purposes of Federal Alternative Minimum Taxes (AMT), the utilization of AMT net operating loss carry forwards is generally limited to ninety percent of AMT taxable income. However, at the time of filing of SPEEDCOM’s Annual Report for the year ended December 31, 2003, SPEEDCOM intended to qualify the sale to P-Com as a tax-free reorganization under Internal Revenue Code Section 368(a)(1)(C). Certain future actions by management may disqualify SPEEDCOM’s ability to effect this exemption. If any such disqualifying actions are taken in future reporting periods, it is reasonably possible that SPEEDCOM may incur an AMT of approximately $130,000. While management is currently reviewing all actions available to SPEEDCOM, no such actions that would disqualify the P-Com transaction as a tax-free reorganization are currently probable.

Item 2. Management’s Discussion and Analysis

The discussion in this document contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, such as statements concerning future operating results; developments in markets and strategic focus; and future economic, business and regulatory conditions. Such forward-looking statements are generally accompanied by words such as “plan”, “estimate”, “expect”, “believe”, “should”, “would”, “could”, “anticipate”, “may” and other words that convey uncertainty of future events or outcomes. These forward-looking statements and other statements made elsewhere in this report are made in reliance on the Private Securities Litigation Reform Act of 1995.

Sale to P-Com

On December 10, 2003, SPEEDCOM Wireless Corporation (SPEEDCOM) sold its operating assets and transferred substantially all of its operating liabilities to P-Com, Inc. (P-Com) in exchange for 63,500,000 shares of P-Com common stock, plus a note receivable of $75,000, of which $65,205 has been paid or credited through March 31, 2004. Following the asset sale, SPEEDCOM has no business operations and its only significant remaining asset is the investment in P-Com common stock.

The quarterly financial statements are prepared on a going-concern basis, which assumes that SPEEDCOM will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, SPEEDCOM incurred operating losses of approximately $121,000 and $1,148,000 for the three months ended March 31, 2004 and 2003, respectively. In addition, SPEEDCOM’s cash flows for the remainder of 2004 are currently projected to be insufficient to finance SPEEDCOM, without funding from other sources. These conditions raise substantial doubt as to the ability of SPEEDCOM to continue its normal business as a going concern.

Management’s plans for this uncertainty include curtailing expenses and raising additional capital from external sources. Management may also liquidate some or all of the P-Com common stock, although a substantial portion of the P-Com common stock was distributed to stockholders. In addition, management intends to use their best efforts to continue as a separate public entity and identify a merger candidate. There can be no assurance that management will be successful in these plans. Accordingly, the accompanying financial statements do no include any adjustments that may arise from the uncertainty surrounding SPEEDCOM’s ability to continue as a going concern.

Results of Operations

Three Months Ended March 31, 2004 and March 31, 2003

On December 10, 2003, SPEEDCOM sold its operating assets and transferred substantially all of its operating liabilities to P-Com. Following this asset sale, SPEEDCOM is no longer in the business of manufacturing or selling broadband fixed wireless telecommunications equipment and has no business operations.

Net revenues decreased from approximately $1,591,000 for the three months ended March 31, 2003 to $0 for the three months ended March 31, 2004. This decrease is due to SPEEDCOM selling its operating assets in December 2003.

Cost of goods sold decreased from approximately $976,000 for the three months ended March 31, 2003 to $0 for the three months ended March 31, 2004. This decrease is due to SPEEDCOM selling its operating assets in December 2003.

Salaries and related, general and administrative and selling expenses decreased from approximately $1,571,000 for the three months ended March 31, 2003 to approximately $121,000 for the three months ended March 31, 2004. This decrease is primarily due to the reduction in personnel and the total elimination of selling and research and development expenses due to SPEEDCOM selling its operating assets in December 2003.

Depreciation and amortization expense decreased from approximately $184,000 for the three months ended March 31, 2003 to $0 for the three months ended March 31, 2004 due to SPEEDCOM selling all of its operating assets in December 2003.

Interest expense decreased from approximately $139,000 for the three months ended March 31, 2003 to approximately $3,000 for the three months ended March 31, 2004. This decrease is due to the conversion of all notes and amounts due to related parties into shares of SPEEDCOM common stock during the fourth quarter of 2003 and the first quarter of 2004.

Realized loss on marketable securities amounted to approximately $4,328,000 for the three months ended March 31, 2004. This loss is due to the market price decline of P-Com common stock from $0.15 from the date of the asset sale to $0.08 on the date of the dividend distribution and an average of $0.07 on the various dates of sale of P-Com common stock made by SPEEDCOM in order to generate cash for the remaining overhead expenses of the company.

Other income (expense), net increased from approximately ($3,000) for the three months ended March 31, 2003 to approximately $298,000 for the three months ended March 31, 2004 primarily due to the conversion of approximately $1,809,000 of accounts payable, notes payable and accrued interest into 15,072,933 shares of SPEEDCOM common stock utilizing a conversion rate of $0.12, which was higher than the market price of SPEEDCOM’s common stock on the conversion dates, resulting in gains of approximately $239,000. Other income also increased due to the write off of disputed trade payables of approximately $72,000.

Net loss per common share increased from approximately ($1,283,000), or ($0.09) per common share, for the three months ended March 31, 2003 to approximately ($4,154,000), or ($0.05) per common share, for the three months ended March 31, 2004 as a result of the foregoing factors.

SPEEDCOM recorded an unrealized loss on its investment of approximately $140,000 on 1,755,144 shares of P-Com stock based on the decline in market value from $0.14 per share as of December 31, 2003 to $0.06 per share as of March 31, 2004.

Taxes

At March 31, 2004, SPEEDCOM had net operating loss carryforwards (NOLs) for federal income tax purposes of approximately $15,000,000. The NOLs expire at various dates through the year 2023. Utilization of SPEEDCOM’s net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such annual limitation could result in the expiration of the net operating loss before utilization.

SPEEDCOM utilized net tax operating loss carry forwards to offset regular Federal and State taxable income for the year ended December 31, 2003. The net tax asset associated with the net operating loss carry forwards had been fully reserved in previous reporting periods and, accordingly, there were no income taxes for the year ended December 31, 2003. For purposes of Federal Alternative Minimum Taxes (AMT), the utilization of AMT net operating loss carry forwards is generally limited to ninety percent of AMT taxable income. However, at the time of filing, SPEEDCOM intended to qualify the sale to P-Com as a tax-free reorganization under Internal Revenue Code Section 368(a)(1)(C). Certain future actions by management may disqualify SPEEDCOM’s ability to effect this exemption. If any such disqualifying actions are taken in future reporting periods, it is reasonably possible that SPEEDCOM may incur an AMT of approximately $130,000. While management is currently reviewing all actions available to SPEEDCOM, no such actions that would disqualify the P-Com transaction as a tax-free reorganization are currently probable.

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

Management’s plans for this uncertainty include curtailing expenses and raising additional capital from external sources. Management will also liquidate some or all of the P-Com common stock. In addition, management intends to use their best efforts to continue as a separate public entity and identify a merger candidate. There can be no assurance that management will be successful in these plans. Accordingly, the accompanying financial statements do no include any adjustments that may arise from the uncertainty surrounding SPEEDCOM’s ability to continue as a going concern.

During the three months ended March 31, 2004, SPEEDCOM provided approximately $2,000 of cash for operating activities. This was primarily due to payments by P-Com in connection with the asset sale, partially offset by SPEEDCOM’s net loss that amounted to approximately $4,154,000 (approximately $1,283,000 for the three months ended March 31, 2003) and the loss on marketable securities of approximately $4,328,000 for the three months ended March 31, 2004. Cash provided by investing activities amounted to approximately $42,000 for the three months ended March 31, 2004 (approximately $36,000 for the three months ended March 31, 2003). SPEEDCOM does not have any commitments for capital expenditures or leasing commitments in the future. As of March 31, 2004, SPEEDCOM had cash of approximately $44,000.

During the three months ended March 31, 2003, SPEEDCOM used approximately $737,000 of cash for operating activities. This was primarily due to SPEEDCOM’s net loss for the period. SPEEDCOM purchased approximately $44,000 of fixed assets during the three months ended March 31, 2003. SPEEDCOM received approximately $732,000 from its financing activities during the three months ended March 31, 2003 primarily through proceeds from P-Com and stockholders.

Commitments and Off Balance Sheet Instruments

Rent expense under operating leases, amounted to approximately $162,000 for the three months ended March 31, 2003. SPEEDCOM does not have any future noncancellable lease payments under operating leases. All of SPEEDCOM’s leases were assumed by P-Com per the asset sale.

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

SPEEDCOM utilized net tax operating loss carry forwards to offset regular Federal and State taxable income for the year ended December 31, 2003. The net tax asset associated with the net operating loss carry forwards had been fully reserved in previous reporting periods and, accordingly, there were no income taxes for the year ended December 31, 2003. For purposes of AMT, the utilization of AMT net operating loss carry forwards is generally limited to ninety percent of AMT taxable income. However, at the time of filing, SPEEDCOM intended to qualify the sale to P-Com as a tax-free reorganization under Internal Revenue Code Section 368(a)(1)(C). Certain future actions by management may disqualify SPEEDCOM’s ability to effect this exemption. If any such disqualifying actions are taken in future reporting periods, it is reasonably possible that SPEEDCOM may incur an AMT of approximately $130,000. While management is currently reviewing all actions available to SPEEDCOM, no such actions that would disqualify the P-Com transaction as a tax-free reorganization are currently probable.

On February 17, 2004, a lawsuit was filed in the State of New York against SPEEDCOM. The complaint alleges breach of an investment-banking contract dated June 19, 2001 between SPEEDCOM and the plaintiff. The plaintiff seeks damages of approximately $503,000 in connection with the contract. In particular, plaintiff contends that P-Com’s asset purchase of SPEEDCOM entitles plaintiff to a transaction fee of at least $500,000. SPEEDCOM denies that P-Com is entitled to any fee, and intends to vigorously defend the suit. The financial statements include no adjustment or provision related to the foregoing matter, the ultimate outcome of which cannot presently be determined.

From time to time, SPEEDCOM is subjected to other litigation or proceedings, as either a plaintiff or defendant.

As a result of the asset sale, P-Com assumed all operating leases of SPEEDCOM. However, to date the lessor of the former SPEEDCOM headquarters building has not assigned the lease to P-Com. SPEEDCOM is currently in the process of securing such assignment, and believes that such assignment is probable. In the unlikely event that the lease is not assigned, SPEEDCOM will continue to exercise its rights under the P-Com assumption of the liability.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On February 17, 2004, a lawsuit was filed in the State of New York against SPEEDCOM. The complaint alleges breach of an investment-banking contract dated June 19, 2001 between SPEEDCOM and the plaintiff. The plaintiff seeks damages of approximately $503,000 in connection with the contract. In particular, plaintiff contends that P-Com’s asset purchase of SPEEDCOM entitles plaintiff to a transaction fee of at least $500,000. SPEEDCOM denies that P-Com is entitled to any fee, and intends to vigorously defend the suit. The financial statements include no adjustment or provision related to the foregoing matter, the ultimate outcome of which cannot presently be determined.

Item 2.	Recent Sales of Unregistered Securities

During the three months ended March 31, 2004 SPEEDCOM sold the following securities, which were not registered under the Securities Act. The purchases and sales were exempt pursuant to Section 4(2) of the Securities Act (and/or Regulation D promulgated thereunder) as transactions by an issuer not involving a public offering, where the purchasers represented their intention to acquire the securities for investment only, not with a view to distribution, and received or had access to adequate information about the registrant.

In January and February 2004, SPEEDCOM exchanged $1,808,752 of due to related parties, accrued expenses, notes payable and accounts payable for 15,072,933 shares of SPEEDCOM common stock.

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

SPEEDCOM Wireless Corporation

/s/ Mark Schaftlein Mark Schaftlein	Chief Financial Officer and acting Chief Executive Officer	May 12, 2004

Exhibit Index Number	Description

2	Plan of acquisition, reorganization, arrangement, liquidation, or succession.

2.1(4)	Asset Purchase Agreement between SPEEDCOM Wireless Corporation and P-Com, Inc.

3	Articles of incorporation and bylaws.

3.1(5)	Amended and Restated Certificate of Incorporation of SPEEDCOM Wireless Corporation.

3.2(1)	Amended and Restated Bylaws of SPEEDCOM Wireless Corporation.

4	Instruments defining the rights of securities holders, including indentures.

4.8(2)	Warrant No. W-1 to Purchase 146,667 Shares of Common Stock issued to S.A.C. Capital Associates, LLC.

4.9(2)	Warrant No. W-2 to Purchase 73,333 Shares of Common Stock issued to SDS Merchant Fund, L.P.

4.10(2)	Warrant No. W-3 to Purchase 220,000 Shares of Common Stock issued to Oscar Private Equity Investments, L.P.

4.11(2)	Warrant No. W-4 to Purchase 73,333 Shares of Common Stock issued to Bruce Sanguinetti.

4.12(3)	Purchase Agreement, dated August 23, 2001, by and among SPEEDCOM Wireless Corporation and the Purchasers, as defined.

4.13(3)	Registration Rights Agreement, dated August 23, 2001, by and among SPEEDCOM Wireless Corporation and the Purchasers, as defined.

4.14(3)	Form of Series A Warrant of SPEEDCOM Wireless Corporation dated August 23, 2001.

31.1	Certification pursuant to Sarbanes-Oxley Section 302.

32.1	Certification pursuant to 18 U.S.C. Section 1350.

(1)	Incorporated by reference to the Form 10-QSB filed May 14, 2001.
(2)	Incorporated by reference to the Form 8-K filed July 2, 2001.
(3)	Incorporated by reference to the Form S-3 filed September 18, 2001.
(4)	Incorporated by reference to the Form 8-K filed June 17, 2003.
(5)	Incorporated by reference to the Form 8-K filed December 3, 2003.