Form 10QSB
period 2004-06-30
SPEEDCOM WIRELESS CORP
filed 2004-07-30
CIK 1014343

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDING JUNE 30, 2004

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

The number of shares of the issuer’s common stock outstanding as of July 30, 2004 was 115,367,249.

Transitional small business disclosure format (check one):    Yes  ☐    No  ☒

SPEEDCOM WIRELESS CORPORATION

FORM 10-QSB FOR THE PERIOD ENDED JUNE 30, 2004

Index

PART I - FINANCIAL INFORMATION

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

SPEEDCOM WIRELESS CORPORATION

BALANCE SHEETS

	June 30, 2004	December 31, 2003
	(unaudited)
Assets
Current assets:
Cash	$52,343	$100
Marketable securities	—	8,890,000
Prepaid expenses and other current assets	—	75,000

Total assets	$52,343	$8,965,100

Liabilities and stockholders’ (deficit) equity
Current liabilities:
Accounts payable	$82,148	$624,992
Accrued expenses	9,462	9,452
Due to related parties	—	1,448,601
Current portion of notes and capital leases payable	—	12,177

Total liabilities	91,610	2,095,222

Stockholders’ (deficit) equity:
Common stock, $.001 par value, 500,000,000 shares authorized, 115,367,249 and 23,425,355 shares issued and outstanding in 2004 and 2003, respectively	115,367	23,425
Preferred stock, $4.50 stock liquidation value per share, 10,000,000 shares authorized, 0 and 3,835,554 shares issued and outstanding in 2004 and 2003, respectively	—	5,455,702
Additional paid-in capital	25,706,145	18,597,310
Accumulated deficit	(25,860,779)	(16,571,559)
Accumulated other comprehensive loss	—	(635,000)

Total stockholders’ (deficit) equity	(39,267)	6,869,878

Total liabilities and stockholders’ (deficit) equity	$52,343	$8,965,100

See accompanying notes.

SPEEDCOM WIRELESS CORPORATION

STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net revenues	$—	$868,258	$—	$2,458,839
Cost of goods sold	—	606,140	—	1,581,790

Gross margin	—	262,118	—	877,049

Operating expenses:
Salaries and related	—	573,676	—	1,204,668
General and administrative	90,028	448,559	210,893	1,143,488
Selling expenses	—	158,182	—	402,946
Provision for bad debt	—	37,858	—	46,052
Depreciation and amortization	—	180,201	—	364,312
Severance costs	—	90,000	—	90,000

	90,028	1,488,476	210,893	3,251,466

Loss from operations	(90,028)	(1,226,358)	(210,893)	(2,374,417)

Other income (expense):
Interest expense	—	(163,750)	(3,040)	(303,171)
Interest income	12	471	12	8,216
Loss on marketable securities	(147,402)	—	(4,475,542)	—
Other (expense) income, net	(5,811)	(827)	291,832	(3,663)

	(153,201)	(164,106)	(4,186,738)	(298,618)

Net loss	$(243,229)	$(1,390,464)	$(4,397,631)	$(2,673,035)

Net loss per share:
Basic and diluted	$(0.00)	$(0.10)	$(0.04)	$(0.18)

Shares used in computing basic and diluted net loss	115,367,249	14,490,664	99,284,155	14,490,664

See accompanying notes.

SPEEDCOM WIRELESS CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

	Common Stock Shares	Common Stock Amount	Preferred Stock Shares	Preferred Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Total
Balance at January 1, 2003	14,490,664	$14,490	3,835,554	$5,455,702	$17,800,749	$(24,022,047)	—	$(751,106)
Issuance of common stock for extinguishment of related party notes (see gain below)	5,601,358	5,602	—	—	330,480	—	—	336,082
Issuance of common stock for conversion of note payable	3,333,333	3,333	—	—	130,000	—	—	133,333
Unrealized losses on marketable securities	—	—	—	—	—	—	$(635,000)	(635,000)
Gain on exchange of debt of a related party	—	—	—	—	336,081	—	—	336,081
Net income	—	—	—	—	—	7,450,488	—	7,450,488

Balance at December 31, 2003	23,425,355	23,425	3,835,554	5,455,702	18,597,310	(16,571,559)	(635,000)	6,869,878
Conversion of preferred stock, dividends and registration penalty to common stock	76,868,961	76,869	(3,835,554)	(5,455,702)	5,542,802	—	—	163,969
In-kind dividends distributed	—	—	—	—	—	(4,891,589)	—	(4,891,589)
Conversion of amounts due to related parties, accrued expenses, notes payable and accounts payable to common stock	15,072,933	15,073	—	—	1,566,033	—	—	1,581,106
Change in comprehensive loss	—	—	—	—	—	—	635,000	635,000
Net loss	—	—	—	—	—	(4,397,631)	—	(4,397,631)

Balance at June 30, 2004	115,367,249	$115,367	—	$—	$25,706,145	$(25,860,779)	$—	$(39,267)

See accompanying notes.

SPEEDCOM WIRELESS CORPORATION

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2004	2003
Operating activities
Net loss	$(4,397,631)	$(2,673,035)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	364,312
Provision for bad debt	—	46,052
Loss on marketable securities	4,475,542	—
Conversion inducement expense	11,911	—
Gain on conversion of accounts payable, accrued expenses and notes into common stock	(239,558)	—
Changes in operating assets and liabilities:
Accounts receivable	—	138,593
Leases receivable	—	138,655
Inventories	—	505,800
Prepaid expenses and other current assets	65,205	37,693
Other assets	—	(112,593)
Accounts payable and accrued expenses	(21,095)	67,691
Deferred revenue	—	(1,420)

Net cash used in operating activities	(105,626)	(1,488,252)

Investing activities
Purchases of equipment	—	(59,686)
Proceeds from disposals of equipment	—	7,720
Proceeds from sale of marketable securities	157,869	—

Net cash provided by (used in) investing activities	157,869	(51,966)

Financing activities
Proceeds from loans from related parties	—	1,015,000
Payments of loans from related parties	—	(1,000)
Proceeds from issuance of notes	—	400,000
Payments of notes and capital leases	—	(14,376)

Net cash provided by financing activities	—	1,399,624

Net increase (decrease) in cash	52,243	(140,594)
Cash at beginning of period	100	346,361

Cash at end of period	$52,343	$205,767

Supplemental disclosure of cash flow information
Conversion of accounts payable, notes payable and accrued expenses into common stock	$524,121	—
Conversion of due to related parties into common stock	$1,448,601	—
In-kind dividends distributed	$4,891,589	—

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

2. P-Com, Inc. Transaction and Management’s Plans

On December 10, 2003, SPEEDCOM sold its operating assets and transferred substantially all of its operating liabilities to P-Com, Inc. (P-Com) in exchange for 63,500,000 shares of P-Com common stock, plus a note receivable of $75,000, of which all has been paid or credited through June 30, 2004. Following the asset sale, SPEEDCOM has no business operations and its only remaining asset is cash on hand.

The accompanying financial statements are prepared on a going-concern basis, which assumes that SPEEDCOM will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, SPEEDCOM incurred operating losses of approximately $211,000 and $2,374,000 and negative cash flows from operations of approximately $106,000 and $1,488,000 for the six months ended June 30, 2004 and 2003, respectively and had a working capital deficit of approximately $39,000 as of June 30, 2004. In addition, SPEEDCOM’s cash flows for the remainder of 2004 are currently projected to be insufficient to finance SPEEDCOM, without funding from other sources. These conditions raise substantial doubt as to the ability of SPEEDCOM to continue its normal business as a going concern.

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

In the opinion of management, the financial statements reflect all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for those periods presented. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

4. Marketable Securities

SPEEDCOM accounts for marketable securities in accordance with Statement of Financial Accounting Standards No. 115, “ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES.” SPEEDCOM determines the proper classification of all marketable securities as held-to-maturity, available-for-sale, or trading at the time of purchase, and re-evaluates such classification as of each balance sheet date. During the six months ended June 30, 2004, management distributed a substantial portion of the P-Com common stock to shareholders. All of the remaining P-Com common stock was sold during the six months ended June 30, 2004.

Marketable securities were classified as available-for-sale, and as a result were reported at fair value. Unrealized gains and losses were reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses are reported as gain (loss) on marketable securities in the statements of operations. During the six months ended June 30, 2004, SPEEDCOM sold 2,355,144 shares of P-Com common stock on the open market and distributed 61,144,856 shares to common stockholders, with respect to which aggregate realized losses of approximately $4,476,000 are reported in the accompanying statements of operations.

Under Statement of Financial Accounting Standards No. 130, “REPORTING COMPREHENSIVE INCOME (SFAS 130),” SPEEDCOM is required to display comprehensive income and its components as part of its financial statements. The measurement and presentation of net income did not change. Comprehensive income comprises net income and other comprehensive income. Other comprehensive income includes certain changes in equity of SPEEDCOM that are excluded from net income. Specifically, SFAS 130 requires unrealized gains and losses on SPEEDCOM’s available-for-sale investments that were reported in stockholder’s equity, to be included in accumulated other comprehensive income (loss). As of June 30, 2004, all of the P-Com common stock had been sold, and therefore all gains and losses realized. The closing per share market price of the P-Com common stock was $0.15 on the effective date of the asset purchase agreement between SPEEDCOM and P-Com.

The following tabular presentation reflects the changes in SPEEDCOM’s marketable securities:

	Shares	Cost	Unrealized Loss	Realized Loss	Carrying Value
Shares acquired	63,500,000	$9,525,000	—	—	$9,525,000
Unrealized loss for 2003	—	—	$(635,000)	—	(635,000)

Balances at December 31, 2003	63,500,000	9,525,000	(635,000)	—	8,890,000

Unrealized loss for the period	—	—	(3,840,542)	—	(3,840,542)
In-kind distribution	(61,144,856)	(9,171,728)	—	4,280,140	(4,891,588)
Sales of shares	(2,355,144)	(353,272)	—	195,402	(157,870)

Balances at June 30, 2004	—	$—	$(4,475,542)	$4,475,542	$—

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

Related Party Interest Expense

Interest expense recorded during the six months ended June 30, 2004 and 2003 related to related party notes, loans and other balances amounted to approximately $0 and $272,000, respectively. Interest expense recorded during the three months ended June 30, 2004 and 2003 related to related party notes, loans and other balances amounted to approximately $0 and $150,000, respectively.

6. Notes and Capital Leases Payable

A summary of notes and capital leases payable at December 31, 2003 is as follows:

Notes payable (a)	$12,177

12,177
Less current portion	(12,177)

$—

(a)	In January 2004, SPEEDCOM converted a $12,177 promissory note due to a former SPEEDCOM director into 101,475 shares of SPEEDCOM common stock, which resulted in a gain of approximately $8,000.

7. Stockholders’ Equity

SPEEDCOM’s Board of Directors adopted resolutions and a majority of the stockholders approved such resolutions providing for a recapitalization pursuant to which the issued and outstanding shares of SPEEDCOM’s common stock are to be reverse split, or consolidated, up to a 1-for-100 basis. As an example, if a 1-for-100 reverse stock split was implemented, stockholders will own one share of common stock for each 100 shares of common stock now held by the stockholder. As of July 30, 2004, the Board of Directors has not yet finalized the ratio of the reverse split.

These matters relate to common stock issuances and common stock warrant activity during the six months ended June 30, 2004:

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

These matters relate to common stock issuances and common stock warrant activity during the six months ended June 30, 2003:

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

Employee Stock-Based Compensation

The following table reflects supplemental financial information related to stock-based employee compensation, as required by Statement of Financial Accounting Standards (SFAS) No. 148, “ACCOUNTING FOR STOCK-BASED COMPENSATION – TRANSITION AND DISCLOSURE”:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss, as reported	$(243,229)	$(1,390,464)	$(4,397,631)	$(2,673,035)
Stock-based employee compensation costs that would have been included in the determination of net loss if the fair value method (Statement 123) had been applied to all awards	—	(28,237)	—	(56,474)

Unaudited pro forma net loss, as if the fair value method had been applied to all awards	$(243,229)	$(1,418,701)	$(4,397,631)	$(2,729,509)

Net loss per share, as reported	$(0.00)	$(0.10)	$(0.04)	$(0.18)

Unaudited pro forma net loss per share, as if the fair value method had been applied to all awards	$(0.00)	$(0.10)	$(0.04)	$(0.19)

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

9. Severance Costs

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

Sale to P-Com

On December 10, 2003, SPEEDCOM Wireless Corporation (SPEEDCOM) sold its operating assets and transferred substantially all of its operating liabilities to P-Com, Inc. (P-Com) in exchange for 63,500,000 shares of P-Com common stock, plus a note receivable of $75,000, of which all has been paid or credited through June 30, 2004. Following the asset sale, SPEEDCOM has no business operations and its only remaining asset is cash on hand.

The quarterly financial statements are prepared on a going-concern basis, which assumes that SPEEDCOM will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, SPEEDCOM incurred operating losses of approximately $211,000 and $2,374,000 and negative cash flows from operations of approximately $106,000 and $1,488,000 for the six months ended June 30, 2004 and 2003, respectively and had a working capital deficit of approximately $39,000 as of June 30, 2004. In addition, SPEEDCOM’s cash flows for the remainder of 2004 are currently projected to be insufficient to finance SPEEDCOM, without funding from other sources. These conditions raise substantial doubt as to the ability of SPEEDCOM to continue its normal business as a going concern.

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

Three Months Ended June 30, 2004 and June 30, 2003

Net revenues decreased from approximately $868,000 for the three months ended June 30, 2003 to $0 for the three months ended June 30, 2004. This decrease is due to SPEEDCOM selling its operating assets in December 2003.

Cost of goods sold decreased from approximately $606,000 for the three months ended June 30, 2003 to $0 for the three months ended June 30, 2004. This decrease is due to SPEEDCOM selling its operating assets in December 2003.

Salaries and related, general and administrative and selling expenses decreased from approximately $1,180,000 for the three months ended June 30, 2003 to approximately $90,000 for the three months ended June 30, 2004. This decrease is primarily due to the reduction in personnel and the total elimination of selling and research and development expenses due to SPEEDCOM selling its operating assets in December 2003.

Depreciation and amortization expense decreased from approximately $180,000 for the three months ended June 30, 2003 to $0 for the three months ended June 30, 2004 due to SPEEDCOM selling all of its operating assets in December 2003.

During the three months ended June 30, 2003, SPEEDCOM recorded severance costs of $90,000 in accordance with the separation agreement between SPEEDCOM and its former Vice President of Marketing and Product Development. The costs include severance pay to be paid over future periods.

Interest expense decreased from approximately $164,000 for the three months ended June 30, 2003 to $0 for the three months ended June 30, 2004. This decrease is due to the conversion of all notes and amounts due to related parties into shares of SPEEDCOM common stock during the fourth quarter of 2003 and the first quarter of 2004.

Realized loss on marketable securities amounted to approximately $147,000 for the three months ended June 30, 2004. This loss is due to the market price decline of P-Com common stock from $0.15 from the date of the asset sale to $0.08 on the date of the dividend distribution and an average of $0.07 on the various dates of sale of P-Com common stock made by SPEEDCOM in order to generate cash for the remaining overhead expenses of the company.

Other (expense) income, net increased from approximately ($1,000) for the three months ended June 30, 2003 to approximately ($6,000) for the three months ended June 30, 2004 primarily due to transaction fees associated with the sale of P-Com common stock.

Net loss per common share increased from approximately ($1,390,000), or ($0.10) per common share, for the three months ended June 30, 2003 to approximately ($243,000), or ($0.00) per common share, for the three months ended June 30, 2004 as a result of the foregoing factors.

Six Months Ended June 30, 2004 and June 30, 2003

Net revenues decreased from approximately $2,459,000 for the six months ended June 30, 2003 to $0 for the six months ended June 30, 2004. This decrease is due to SPEEDCOM selling its operating assets in December 2003.

Cost of goods sold decreased from approximately $1,582,000 for the six months ended June 30, 2003 to $0 for the six months ended June 30, 2004. This decrease is due to SPEEDCOM selling its operating assets in December 2003.

Salaries and related, general and administrative and selling expenses decreased from approximately $2,751,000 for the six months ended June 30, 2003 to approximately $211,000 for the six months ended June 30, 2004. This decrease is primarily due to the reduction in personnel and the total elimination of selling and research and development expenses due to SPEEDCOM selling its operating assets in December 2003.

Depreciation and amortization expense decreased from approximately $364,000 for the six months ended June 30, 2003 to $0 for the six months ended June 30, 2004 due to SPEEDCOM selling all of its operating assets in December 2003.

During the six months ended June 30, 2003, SPEEDCOM recorded severance costs of $90,000 in accordance with the separation agreement between SPEEDCOM and its former Vice President of Marketing and Product Development. The costs include severance pay to be paid over future periods.

Interest expense decreased from approximately $303,000 for the six months ended June 30, 2003 to approximately $3,000 for the six months ended June 30, 2004. This decrease is due to the conversion of all notes and amounts due to related parties into shares of SPEEDCOM common stock during the fourth quarter of 2003 and the first quarter of 2004.

Realized loss on marketable securities amounted to approximately $4,476,000 for the six months ended June 30, 2004. This loss is due to the market price decline of P-Com common stock from $0.15 from the date of the asset sale to $0.08 on the date of the dividend distribution and an average of $0.07 on the various dates of sale of P-Com common stock made by SPEEDCOM in order to generate cash for the remaining overhead expenses of the company.

Other (expense) income, net increased from approximately ($4,000) for the six months ended June 30, 2003 to approximately $292,000 for the six months ended June 30, 2004 primarily due to the conversion of approximately $1,809,000 of accounts payable, notes payable and accrued interest into 15,072,933 shares of SPEEDCOM common stock utilizing a conversion rate of $0.12, which was higher than the market price of SPEEDCOM’s common stock on the conversion dates, resulting in gains of approximately $239,000. Other income also increased due to the write off of disputed trade payables of approximately $72,000.

Net loss per common share increased from approximately ($2,673,000), or ($0.18) per common share, for the six months ended June 30, 2003 to approximately ($4,398,000), or ($0.04) per common share, for the six months ended June 30, 2004 as a result of the foregoing factors.

Taxes

At June 30, 2004, SPEEDCOM had net operating loss carryforwards (NOLs) for federal income tax purposes of approximately $15,000,000. The NOLs expire at various dates through the year 2023. Utilization of SPEEDCOM’s net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such annual limitation could result in the expiration of the net operating loss before utilization.

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

During the six months ended June 30, 2004, SPEEDCOM used approximately $106,000 of cash for operating activities. This was primarily due to SPEEDCOM’s net loss that amounted to approximately $4,398,000 (approximately $2,673,000 for the six months ended June 30, 2003) and gain on conversion of accounts payable, accrued expenses and notes into common stock, partially offset by and the loss on marketable securities of approximately $4,476,000 for the six months ended June 30, 2004. Cash provided by investing activities amounted to approximately $158,000 for the six months ended June 30, 2004 (approximately $52,000 for the six months ended June 30, 2003). SPEEDCOM does not have any commitments for capital expenditures or leasing commitments in the future. As of June 30, 2004, SPEEDCOM had cash of approximately $52,000.

During the six months ended June 30, 2003, SPEEDCOM used approximately $1,488,000 of cash for operating activities. This was primarily due to SPEEDCOM’s net loss for the period and increases in other assets partially offset by decreases in inventory, accounts receivable and leases receivable. SPEEDCOM purchased approximately $60,000 of fixed assets during the six months ended June 30, 2003. SPEEDCOM received approximately $1,400,000 from its financing activities through proceeds from related party and third party loans. During the six months ended June 30, 2003, SPEEDCOM borrowed an aggregate $1,015,000 from institutional investors who are shareholders. Also during the six months ended June 30, 2003, SPEEDCOM borrowed $400,000 from P-Com.

Commitments and Off Balance Sheet Instruments

Rent expense under operating leases, amounted to approximately $253,000 for the six months ended June 30, 2003. SPEEDCOM does not have any future noncancellable lease payments under operating leases. All of SPEEDCOM’s leases were assumed by P-Com per the asset sale.

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

Item 2. Recent Sales of Unregistered Securities

During the three months ended June 30, 2004 SPEEDCOM sold the following securities, which were not registered under the Securities Act. The purchases and sales were exempt pursuant to Section 4(2) of the Securities Act (and/or Regulation D promulgated thereunder) as transactions by an issuer not involving a public offering, where the purchasers represented their intention to acquire the securities for investment only, not with a view to distribution, and received or had access to adequate information about the registrant.

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

SPEEDCOM Wireless Corporation

/s/ Mark Schaftlein	Chief Financial Officer and acting Chief Executive Officer	July 30, 2004
Mark Schaftlein

Exhibit Index Number	Description
2	Plan of acquisition, reorganization, arrangement, liquidation, or succession.

2.1(4)	Asset Purchase Agreement between SPEEDCOM Wireless Corporation and P-Com, Inc.

3	Articles of incorporation and bylaws.

3.1(5)	Amended and Restated Certificate of Incorporation of SPEEDCOM Wireless Corporation.

3.2(1)	Amended and Restated Bylaws of SPEEDCOM Wireless Corporation.

4	Instruments defining the rights of securities holders, including indentures.

4.8(2)	Warrant No. W-1 to Purchase 146,667 Shares of Common Stock issued to S.A.C. Capital Associates, LLC.

4.9(2)	Warrant No. W-2 to Purchase 73,333 Shares of Common Stock issued to SDS Merchant Fund, L.P.

4.10(2)	Warrant No. W-3 to Purchase 220,000 Shares of Common Stock issued to Oscar Private Equity Investments, L.P.

4.11(2)	Warrant No. W-4 to Purchase 73,333 Shares of Common Stock issued to Bruce Sanguinetti.

4.12(3)	Purchase Agreement, dated August 23, 2001, by and among SPEEDCOM Wireless Corporation and the Purchasers, as defined.

4.13(3)	Registration Rights Agreement, dated August 23, 2001, by and among SPEEDCOM Wireless Corporation and the Purchasers, as defined.

4.14(3)	Form of Series A Warrant of SPEEDCOM Wireless Corporation dated August 23, 2001.

31.1	Certification pursuant to Sarbanes-Oxley Section 302.

32.1	Certification pursuant to 18 U.S.C. Section 1350.

(1)	Incorporated by reference to the Form 10-QSB filed May 14, 2001.
(2)	Incorporated by reference to the Form 8-K filed July 2, 2001.
(3)	Incorporated by reference to the Form S-3 filed September 18, 2001.
(4)	Incorporated by reference to the Form 8-K filed June 17, 2003.
(5)	Incorporated by reference to the Form 8-K filed December 3, 2003.