Form 10KSB
period 2004-12-31
SPEEDCOM WIRELESS CORP
filed 2005-04-15
CIK 1014343

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

The issuer’s revenues for the most recent fiscal year ended December 31, 2004 were $0.

The aggregate market value of the common stock held by non-affiliates computed by reference to the $0.02 closing sales price on April 12, 2005 was $2,743,280.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act:    Yes  ☒    No  ☐

The number of shares of the issuer’s common stock outstanding as of April 12, 2005 was 137,163,983.

The following documents are incorporated by reference: Items 9, 10, 11 and 12 hereof are incorporated by reference from the issuer’s Schedule 14C to be filed with the SEC by April 30, 2004.

Transitional small business disclosure format (check one):    Yes  ☒    No  ☒

SPEEDCOM WIRELESS CORPORATION

FORM 10-KSB FOR THE PERIOD ENDED DECEMBER 31, 2004

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

SPEEDCOM sold its wireless broadband products in domestic and international markets through both an indirect channel of distributors, resellers and Original Equipment Manufacturers and a direct sales force. SPEEDCOM sold its products in over 80 countries, with international sales amounting to approximately 58% of SPEEDCOM’s total 2003 revenues. The following table reflects revenues by geographic area:

Geographic Area	2003
North America	42%
Africa	8%
Asia and the Pacific Rim	17%
Latin America	5%
European Union	9%
Other Foreign Areas	19%

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

Products

SPEEDCOM offered a complete line of wireless broadband equipment. SPEEDCOM’s high performance wireless bridge/router systems connected existing enterprise local area networks for point-to-point and point-to-multi-point, campus area, or metropolitan area networks. Within the product line, SPEEDCOM offered eight SPEEDLAN products, which used unlicensed radio frequencies to communicate at 11 Megabits per second at distances up to 25 miles, and two licensed microwave products, which used licensed radio frequencies to communicate at 52 or 155 Megabits per second at distances up to ten miles.

SPEEDCOM’s research and development expenses during the fiscal years ended December 31, 2003 were approximately $270,000.

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

Customers

No customer accounted for more than 10% of SPEEDCOM’s revenue for the year ended December 31, 2003.

Employees

As of December 31, 2004, SPEEDCOM did not have any employees. SPEEDCOM utilizes consultants to operate the “shell” business.

Item 2. Description of Property

As of December 31, 2004, SPEEDCOM did not lease or own any property. SPEEDCOM is occupying space in P-Com’s facility through the transition period of the Asset Sale and for use by SPEEDCOM’s consultants.

Item 3. Legal Proceedings

We are engaged from time to time in legal proceedings, none of which are expected to have a material effect on our business.

Item 4. Submission of Matters to a Vote of Security Holders

None.

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

2004	High	Low
First Quarter	$0.22	$0.025
Second Quarter	$0.04	$0.001
Third Quarter	$0.02	$0.008
Fourth Quarter	$0.03	$0.006

2003	High	Low
First Quarter	$0.06	$0.02
Second Quarter	$0.09	$0.03
Third Quarter	$0.13	$0.05
Fourth Quarter	$0.08	$0.04

Dividends have not been declared or paid during any periods presented.

As of April 6, 2005 there were approximately 130 stockholders of record of SPEEDCOM’s common stock.

Securities Reserved for Issuance

As of April 6, 2005 the following shares were reserved for issuance of common stock of SPEEDCOM:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights
Stock Purchase Warrants	8,312,826	$0.26
Stock Options outstanding	1,161,892	$2.65

Total	9,474,748	$0.52

Recent Sales of Unregistered Securities

During the year ended December 31, 2004 SPEEDCOM sold the following securities, which were not registered under the Securities Act. The purchases and sales were exempt pursuant to Section 4(2) of the Securities Act (and/or Regulation D promulgated thereunder) as transactions by an issuer not involving a public offering, where the purchasers represented their intention to acquire the securities for investment only, not with a view to distribution, and received or had access to adequate information about the registrant.

In December 2004, SPEEDCOM issued 5,000,000 shares of its common stock in exchange for settlement of leasing obligations valued at $50,000. In December 2004, SPEEDCOM exchanged $65,000 of accounts payable for 6,500,000 shares of its common stock.

Additionally, in January and February 2004, SPEEDCOM exchanged $1,720,140 of due to related parties, accrued expenses, notes payable and accounts payable for 14,334,505 shares of its common stock.

In February 2004, SPEEDCOM exchanged all of its 3,835,554 shares of preferred stock, dividends and registration penalty for 76,868,961 shares of its common stock.

In March 2005, SPEEDCOM issued 8,162,837 shares of its common stock upon conversion of outstanding warrants.

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

	Years Ended December 31,
	2004	2003
Net revenues	—	100%
Cost of goods sold	—	66%

Gross margin	—	34%

Operating expenses:
Salaries and related	—	48%
General and administrative	—	49%
Selling expenses	—	16%
Provision for bad debt	—	2%
Depreciation and amortization	—	15%
Severance costs	—	4%

	—	134%

Loss from operations	(100%)	(100)%

Other (expense) income:
Interest expense	—	(15)%
Interest income	—	0%
Loss on marketable securities
Gain on sale to P-Com	—	280%
Other income (expense), net	—	5%

	—	270%

Net income (loss)	—	170%

Cumulative undeclared dividends on preferred stock	—	(20)%

Net income (loss) attributable to common stockholders	—	150%

Fiscal 2004 Compared to Fiscal 2003

Net revenues decreased from approximately $4,381,000 for the year ended December 31, 2003 to $0 for the year ended December 31, 2004. This decrease is due to SPEEDCOM selling its operations in December 2003.

Cost of goods sold decreased from approximately $2,911,000 for the year ended December 31, 2003 to $0 for the year ended December 31, 2004. This decrease is due to SPEEDCOM selling its operations in December 2003.

Salaries and related, general and administrative and selling expenses decreased from approximately $4,642,000 for year ended December 30, 2003 to approximately $404,000 the year ended December 31, 2004. This decrease is primarily due to the reduction in personnel and the total elimination of selling and research and development expenses due to SPEEDCOM selling its operations in December 2003.

Depreciation and amortization expense decreased from approximately $660,000 for the year ended December 31, 2003 to $0 for the year ended December 31, 2004 due to SPEEDCOM selling all of its operations in December 2003.

During the year ended December 31, 2003, SPEEDCOM recorded severance costs of $170,000 in accordance with the separation agreement between SPEEDCOM and its former Vice President of Marketing and Product Development. The costs include severance pay to be paid over future periods.

Interest expense decreased from approximately $653,000 for the year ended December 31, 2003 to approximately $3,000 for the year ended December 31, 2004. This decrease is due to the conversion of all notes and amounts due to related parties into shares of SPEEDCOM common stock during the fourth quarter of 2003 and the first quarter of 2004.

Realized loss on marketable securities amounted to approximately $4,476,000 for the year ended December 31, 2004. This loss is due to the market price decline of P-Com common stock from $0.15 from the date of the asset sale to $0.08 on the date of the dividend distribution and an average of $0.07 on the various dates of sale of P-Com common stock made by SPEEDCOM in order to generate cash for the remaining overhead expenses of the company.

Other (expense) income, net increased from approximately ($238,000) for the nine months ended September 30 year ended December 31, 2003 to approximately $302,000 for year ended December 31,2004 primarily due to the conversion of approximately $1,809,000 of accounts payable, notes payable and accrued interest into 15,072,933 shares of SPEEDCOM common stock utilizing a conversion rate of $0.12, which was higher than the market price of SPEEDCOM’s common stock on the conversion dates, resulting in gains of approximately $239,000. Other income also increased due to the write off of disputed trade payables of approximately $72,000.

Beginning August 23, 2003, SPEEDCOM’s preferred stockholders are entitled to dividends to be paid on conversion at the rate of 14% per year times the $3.38 ($4.50 if paid in stock) per share liquidation preference. The dividend that the preferred stockholders are entitled to for the nine months ending September 30, 2003 is $251,570, assuming a stock payout.

Taxes

At December 31, 2004, SPEEDCOM had net operating loss carryforwards (NOLs) for federal income tax purposes of approximately $22,000,000. The NOLs expire at various dates through the year 2024. Utilization of SPEEDCOM’s net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such annual limitation could result in the expiration of the net operating loss before utilization.

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

Taxes

At December 31, 2004, SPEEDCOM had net operating loss carryforwards (NOLs) for federal income tax purposes of approximately $22,000,000. The NOLs expire at various dates through the year 2024. Utilization of SPEEDCOM’s net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such annual limitation could result in the expiration of the net operating loss before utilization.

Liquidity and Capital Resources

SPEEDCOM’s financial statements are prepared on a going-concern basis, which assumes that SPEEDCOM will realize its assets and discharge its liabilities in the normal course of business. However, SPEEDCOM has no operations and its cash flows for 2005 are currently projected to be insufficient to discharge its remaining liabilities, without funding from other sources. These conditions raise substantial doubt as to the ability of SPEEDCOM to continue as a going concern.

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

During the year ended December 31, 2004, SPEEDCOM used approximately $152,000 of cash for operating activities. This was primarily due to SPEEDCOM’s operating loss that amounted to approximately $3,742,690 for the year ended December 31, 2004 and gain on conversion of accounts payable, accrued expenses and notes into common stock, partially offset by and the loss on marketable securities of approximately $4,476,000 for the year ended December 31, 2004. Cash provided by investing activities amounted to approximately $158,000 for the year ended December 31, 2004. SPEEDCOM does not have any commitments for capital expenditures or leasing commitments in the future. As of December 31, 2004, SPEEDCOM had cash of approximately $5,600. Between January and March 2005, certain investors of SPEEDCOM have advanced SPEEDCOM funds in the amount of $61,000 exchange for loans.. In January 2005, $21,339 of accounts payable was converted to equity.

During the year ended December 31, 2003, SPEEDCOM borrowed an aggregate $2,928,000 from institutional investors who are shareholders. The loans had an interest rate of 15% and were payable December 31, 2003 (the maturity date was extended to June 30, 2004 subsequent to issuance). In October 2003, $570,000 of these notes, plus accrued interest was converted into 5,601,358 shares of SPEECOM common stock. As part of the Asset Sale to P-Com, $3,000,000 of these notes was assumed by P-Com, leaving a balance due of $373,000, plus accrued interest. On December 31, 2003, SPEEDCOM converted the $373,000, plus accrued interest of $623,092, into three new notes, totaling $996,092 utilizing the same terms as the previous $373,000 notes. Also during the year ended December 31, 2003, SPEEDCOM borrowed $1,580,000 from P-Com. The loans had an interest rate of 10% for the first six months and 13% for the remainder of the term of the notes. These notes were due March 21, 2005 ($400,000), July 17, 2005 ($300,000), August 8, 2005 ($200,000), September 8, 2005 ($50,000), September 16, 2005 ($50,000), September 24, 2005 ($50,000), September 30, 2005 ($50,000), October 14, 2005 ($130,000), October 22, 2005 ($100,000), November 4, 2005 ($100,000), November 21, 2005 ($100,000) and December 5, 2005 ($50,000). These notes were convertible at $0.12 per common share. As part of the Asset Sale to P-Com, all but $400,000 of these notes and accrued interest was forgiven. In December 2003, P-Com exchanged the $400,000 of notes payable for 3,333,333 shares of SPEEDCOM common stock.

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

Commitments and Off Balance Sheet Instruments

Rent expense under operating leases, amounted to approximately $639,000 for the year ended December 31, 2003. SPEEDCOM does not have any future noncancellable lease payments under operating leases. All of SPEEDCOM’s leases were assumed by P-Com per the Asset Sale.

During 2003, SPEEDCOM entered into several payment plan agreements with vendors that set up monthly commitments by SPEEDCOM to pay off balances that were past due. The majority of these payment plan agreements were assumed by P-Com. SPEEDCOM’s terms with most of its vendors are net 30. SPEEDCOM and P-Com are currently engaged in legal proceedings related to some of the defaults discussed above. None of these proceedings are expected to have a material effect on SPEEDCOM’s business.

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

We are obligated to issue a substantial number of shares of our common stock upon exercise of warrants that are outstanding.

Under the anti-dilution provisions of our warrants, if SPEEDCOM issues common stock or common stock equivalents at a purchase price, conversion price, or warrant or option exercise price that is less than the lesser of the current preferred stock conversion price of $1.125 per share or the current market price, the conversion price of the warrants will be reduced using a customary weighted average basis formula. Under the anti-dilution provisions of 7,160,810 warrants (as adjusted) issued in August 2001, (1) the exercise price will be lowered to equal the purchase price, conversion price, or warrant or option exercise price for any common stock or common stock equivalent issued (other than to employees) at a purchase price, conversion price, or warrant or option exercise price less than the current per share exercise price of the applicable warrants ($0.12 in the case of Series A Warrants), and (2) the number of warrants will be increased by the same percentage as the percentage by which the exercise price is reduced. Alternatively, (1) the exercise price will be reduced by the percentage by which the purchase price, conversion price, or warrant or option exercise price of any issued security (others than to employees) is less than the current market price of the common stock, and (2) the number of warrants will be increased by the same percentage as the percentage by which the exercise price is reduced, if this formula results in a lower exercise price than the adjustment described in the preceding sentence. Similar anti-dilution provisions apply to outstanding warrants to acquire 1,002,026 shares of our common stock (as adjusted) at an exercise price of $0.12 per share. In March 2005, 8,162,837 warrants were converted into a like number of shares of SPEEDCOM’s common stock.

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

Item 7. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

SPEEDCOM Wireless Corporation

We have audited the accompanying balance sheet of SPEEDCOM WIRELESS CORPORATION (A Development Stage Company) as of December 31, 2004, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of SPEEDCOM WIRELESS CORPORATION as of December 31, 2003, were audited by other auditors whose report dated February 2, 2004, expressed an unqualified opinion on those statements and included an explanatory paragraph describing a going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2004, and the results of its operations and its cash flows for the year ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Leon & Company, P.A.

Pembroke Pines, Florida

April 1, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

SPEEDCOM Wireless Corporation

We have audited the accompanying balance sheet of SPEEDCOM Wireless Corporation as of December 31, 2003 and the related statements of operations and comprehensive income, changes in stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SPEEDCOM Wireless Corporation at December 31, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Aidman, Piser & Company, P.A.

Tampa, Florida

February 2, 2004

SPEEDCOM WIRELESS CORPORATION

BALANCE SHEETS

(A Development Stage Enterprise)

	December 31,
	2004	2003
Assets
Current assets:
Cash	$5,614	$100
Marketable securities	—	8,890,000
Prepaid expenses and other current assets	—	75,000

Total current assets	5,614	8,965,100

Total assets	$5,614	$8,965,100

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$107,568	$624,992
Accrued expenses	5,000	9,452
Due to related parties	80,000	1,448,601
Current portion of notes and capital leases payable	—	12,177

Total current liabilities	192,568	2,095,222

Commitments and contingencies (Note 11)	—	—

Stockholders’ equity (deficit):
Common stock, $.001 par value, 500,000,000 and 250,000,000 shares authorized, 126,867,129 and 23,425.355 shares issued and outstanding in 2004 and 2003, respectively	126,867	23,425
Preferred stock, $4.50 stock liquidation value per share, 10,000,000 shares authorized, 3,835,554 shares issued and outstanding in 2004 and 2003	—	5,455,702
Additional paid-in capital	24,892,017	18,597,310
Accumulated deficit	(16,571,559)	(16,571,559)
Deficit accumulated during the development stage	(8,634,279)	—

Accumulated other comprehensive loss	—	(635,000)

Total stockholders’ equity (deficit)	(186,954)	6,869,878

Total liabilities and stockholders’ equity (deficit)	$5,614	$8,965,100

The accompanying notes are an integral part of these financial statements.

SPEEDCOM WIRELESS CORPORATION

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(A Development Stage Enterprise)

	Years Ended December 31,		Inception to Date from entering Development Stage January 1, 2004 to December 31, 2004
	2004	2003
Net revenues	$—	$4,380,998	$—
Cost of goods sold	—	2,910,657	—

Gross margin	—	1,470,341	—

Operating expenses:
Salaries and related	—	2,085,415	—
General and administrative	484,084	2,172,650	484,084
Selling expenses	—	703,896	—
Provision for bad debt	—	83,944	—
Depreciation and amortization	—	659,541	—
Severance costs	—	170,000	—

	484,084	5,875,446	484,084

Loss from operations	(484,084)	(4,405,105)	(484,084)

Other (expense) income:
Interest expense	(3,040)	(653,064)	(3,040)
Interest income	17	10,706	17
Gain on sale to P-Com	—	12,259,875	—
Gain on extinguishment of debt	1,250,351	—	1,250,351
Loss on marketable securities	(4,475,542)		(4,475,542)
Other income (expense), net	(30,392)	238,076	(30,392)

	(3,258,606)	11,855,593	(3,258,606)

Net income (loss)	(3,742,690)	7,450,488	(3,742,690)

Cumulative undeclared dividends on preferred stock	—	(860,635)	—

Income (loss) attributable to common stockholders	$(3,742,690)	$6,589,853	$(3,742,690)

Income (loss) per common share:
Basic and diluted	$(0.04)	$0.42

Shares used in computing basic and diluted income (loss) per common share	107,883,587	15,622,610

Comprehensive income (loss):
Net income (loss)	$(3,742,690)	$7,450,488
Unrealized loss on marketable securities	—	(635,000)

Comprehensive income (loss)	$(3,742,690)	$6,815,488

The accompanying notes are an integral part of these financial statements.

SPEEDCOM WIRELESS CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(A Development Stage Enterprise)

	Common Stock Shares	Common Stock Amount	Preferred Stock Shares	Preferred Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Deficit accumulated through development stage 1/1/04 to 12/31/04	Comprehensive Loss	Total
Balance at December 31, 2002	14,490,664	$14,490	3,835,554	$5,455,702	$17,800,749	$(24,022,047)	—	—	$(751,106)
Issuance of common stock for extinguishment of related party notes (see gain below)	5,601,358	5,602	—	—	330,480	—		—	336,082
Issuance of common stock for conversion of note payable	3,333,333	3,333	—	—	130,000	—		—	133,333
Unrealized losses on marketable securities	—	—	—	—	—	—		(635,000)	(635,000)
Gain on exchange of debt of a related party	—	—	—	—	336,081	—		—	336,081
Net income	—	—	—	—	—	7,450,488		—	7,450,488

Balance at December 31, 2003	23,425,355	$23,425	3,835,554	$5,455,702	$18,597,310	$(16,571,559)	—	$(635,000)	$6,869,878

Conversion of preferred stock, dividends and registration penalty to common stock	76,868,961	76,869	(3,835,554)	(5,455,702)	5,542,802	—		—	163,969
In-kind dividends distributed	—	—	—	—	—		(4,891,589)	—	(4,891,589)
Conversion of amounts due to related parties, accrued expenses, notes payable and accounts payable to common stock	21,572,933	21,573	—	—	706,905	—		—	728,478
Issuance of common stock as settlement of lease obligation	5,000,000	5,000	—	—	45,000	—		—	50,000
Change in comprehensive loss	—	—	—	—	—	—		635,000	635,000
Net loss	—	—	—	—	—		(3,742,690)	—	(3,742,690)
Balance at September 30, 2004	126,867,249	$126,867	$—	$—	$24,892,017	$(16,571,559)	$(8,634,279)	$—	$(186,954)

The accompanying notes are an integral part of these financial statements.

SPEEDCOM WIRELESS CORPORATION

STATEMENTS OF CASH FLOWS

(A Development Stage Enterprise)

	Years ended December 31,		Inception to Date from entering Development Stage January 1, 2004 to December 31, 2004
	2004	2003
Operating activities
Net income (loss)	$(3,742,690)	$7,450,488	$(3,742,690)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	—	659,541	—
Gain on sale of business	—	(12,259,875)	—
Gain on conversion of notes to common stock	—	(266,667)	—
Provision for bad debts	—	83,944
Loss on marketable securities	4,475,542	—	4,475,542
Conversion inducement expense	11,911	—	11,911
Gain on conversion of accounts payable, accrued expenses and notes into common stock	(1,250,351)	—	(1,250,351)
Changes in operating assets and liabilities:
Accounts receivable	—	239,157	—
Leases receivable	—	248,993	—
Inventories	—	703,227	—
Prepaid expenses and other current assets	65,205	(9,512)	65,205
Other assets	—	(109,303)	—
Accounts payable and accrued expenses	208,028	526,344	208,028
Deferred revenue	—	(1,838)	—

Net cash used in operating activities	(232,355)	(2,735,501)	(232,355)

Investing activities
Cash transferred to buyer in connection with sale of business	—	(126,866)	—
Purchases of equipment	—	(60,138)	—
Proceeds from disposals of equipment	—	10,220	—
Proceeds from sale of marketable securities	157,869	—	157,869

Net cash used in investing activities	157,869	(176,784)	157,869

Financing activities
Proceeds from loans from related parties	80,000	1,015,000	80,000
Payments of loans from related parties	—	(3,944)	—
Proceeds from issuance of notes	—	1,580,000	—
Payments of notes and capital leases	—	(25,032)	—

Net cash provided by financing activities	80,000	2,566,024	80,000

Net (decrease) increase in cash	5,514	(346,261)	5,514
Cash at beginning of period	100	346,361	100

Cash at end of period	$5,614	$100	$5,614

The accompanying notes are an integral part of these financial statements.

SPEEDCOM WIRELESS CORPORATION

STATEMENTS OF CASH FLOWS

(A Development Stage Enterprise)

(Continued)

	Years ended December 31,
	2004	2003
Supplemental disclosure of cash flow information
Cash paid for interest	$3,040	$16,338
Conversion of accounts payable, notes payable and accrued expenses into common stock	$639,121
Conversion of accounts payable and notes payable due related parties including accrued interest into common stock	$1,448,601	$1,072,163
Settlement of lease dispute through issuance of common stock	$50,000
In-kind dividends distributed	$4,891,589
Sale of business in exchange for common stock of buyer recorded at market value	$—	$9,525,000

The accompanying notes are an integral part of these financial statements.

SPEEDCOM WIRELESS CORPORATION,

A Development Stage Enterprise

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

1. Business

SPEEDCOM was incorporated in Florida on March 16, 1994 and reincorporated in Delaware on September 26, 2000 (“SPEEDCOM” or the “Company”). Prior to the sale discussed in Note 2 below, SPEEDCOM manufactured, configured and delivered custom broadband wireless networking equipment, including the SPEEDLAN family of wireless Ethernet bridges and routers, for business and residential customers internationally. Subsequent to the sale, SPEEDCOM is a non-operating public shell company.

On January 1, 2004, the Company entered into a Development Stage Enterprise, due to the sale of its assets as discussed in Note 2 below. The company plans to operate as a Development Stage Enterprise until it is able to merge with another partner and will be able to assume operations of the partner.

2. P-Com Transaction and Management’s Plans

On December 10, 2003, SPEEDCOM sold its operating assets (having a historical cost of approximately $2,590,000) and transferred substantially all of its operating liabilities (having a carrying value of approximately $5,250,000) to P-Com in exchange for 63,500,000 shares of P-Com common stock, having a market value of $9,525,000 on the date the transaction was closed, plus a note receivable of $75,000. Prior to the sale, P-Com had advanced $1,580,000 in cash to SPEEDCOM of which $1,180,000 was included in the gain on sale and $400,000 was converted into 3,333,333 shares of SPEEDCOM’s common stock. The sale resulted in a gain of approximately $12,260,000 that was recognized in the period of sale. Following the sale, SPEEDCOM has no operations.

The accompanying financial statements are prepared on a going-concern basis, which assumes that SPEEDCOM will realize its assets and discharge its liabilities in the normal course of business. However, SPEEDCOM has no operations and its projected cash flows for 2005 are currently projected to be insufficient to discharge its remaining liabilities, without funding from other sources. These conditions raise substantial doubt as to the ability of SPEEDCOM to continue as a going concern.

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

SPEEDCOM WIRELESS CORPORATION,

A Development Stage Enterprise

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

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

Customers: No customer accounted for more than 10% of SPEEDCOM’s revenue for the year ended December 31, 2003

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

Cash and Equivalents

The Company considers instruments having an original maturity of three months or less to be cash equivalents for purposes of the statement of cash flows.

Marketable Securities

SPEEDCOM accounts for marketable securities in accordance with SFAS No. 115 ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES.

SPEEDCOM WIRELESS CORPORATION,

A Development Stage Enterprise

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

SPEEDCOM determines the proper classification of all marketable securities as held-to-maturity, available-for-sale, or trading at the time of purchase, and re-evaluates such classification as of each balance sheet date. Marketable securities at December 31, 2003 consisted of 63,500,000 shares of common stock of P-Com that were classified on that date as available-for-sale, and as a result were reported at fair value. Unrealized gains and losses were reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

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

SPEEDCOM WIRELESS CORPORATION,

A Development Stage Enterprise

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

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

	2004	2003
Stock-based employee compensation costs used in the determination of net income (loss) attributable to common stockholders, as reported	—	—

Income (loss) attributable to common stockholders, as reported	$(3,742,690)	$6,589,853
Stock-based employee compensation costs that would have been included in the determination of net income (loss) if the fair value method (SFAS No. 123) had been applied to all awards	—	—

Unaudited pro forma net income (loss) attributable to common stockholders, as if the fair value method had been applied to all awards	$(3,742,690)	$6,589,853

Net income (loss) attributable to common stockholders per common share, as reported	$(0.05)	$0.42

Unaudited pro forma net income (loss) attributable to common stockholders per common share, as if the fair value method had been applied to all awards	$(0.05)	$0.42

Advertising Costs

SPEEDCOM’s policy was to expense advertising costs as incurred. During the year ended December 31, 2003, SPEEDCOM incurred approximately $56,000 in advertising expenses. Such amounts are included in selling expenses.

SPEEDCOM WIRELESS CORPORATION,

A Development Stage Enterprise

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

Research and Development Costs

SPEEDCOM’s policy was to expense all research and development expenses as incurred. Research and development expenses during the year ended December 31, 2003 totaled approximately $270,000. Such amounts are included in general and administrative expenses.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 153, EXCHANGES OF NONMONETARY ASSETS – AN AMENDMENT OF APB NO. 29 ACCOUNTING FOR NONMONETARY TRANSACTONS, which is based on the opinion that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception of nonmonetary assets whose results are not expected to significantly change the future cash flows of the entity. The adoption of SFAS No. 153 is not expected to have any material impact on the Company’s financial statements.

In December 2004, the FASB revised its SFAS No. 123 (“SFAS No. 123R”), SHARE-BASED PAYMENTS. The revision establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, particularly transactions in which an entity obtains employee services in share-based payment transactions. The revised statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which the employee is required to provide service in exchange for the award. The provisions of the revised statement are effective for financial statements issued for the first interim or annual reporting period beginning after June 15, 2005, with early adoption encouraged. The Company is currently evaluating the methodology for adoption on the impending effective date.

SPEEDCOM WIRELESS CORPORATION,

A Development Stage Enterprise

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

4. Accrued Expenses

A summary of accrued expenses at December 31, 2004 and 2003 is as follows:

	2004	2003
Accrued interest	—	1,790
Other	5,000	7,662

	$5,000	$9,452

5. Related Party Transactions

Due to Related Parties

During the year ended December 31, 2004, certain of SPEEDCOM’s shareholders had loaned the Company $80,000. The Company plans to repay these outstanding obligations through the issuance of common stock.

During the year ended December 31, 2003, SPEEDCOM borrowed an aggregate of $2,928,000, under secured promissory notes from institutional investors who are shareholders. All tangible and intangible assets of SPEEDCOM secured the notes. The notes outstanding at December 31, 2003, had an interest rate of 15% and were payable December 31, 2003. Prepayment was permitted under the secured promissory notes with a 50% premium on the outstanding principal amount. In October 2003, SPEEDCOM converted $570,000 of the notes payable that were due December 31, 2003, plus accrued interest of $102,163, into 5,601,358 shares of SPEEDCOM common stock, which resulted in a gain of approximately $336,000. Due to the related party nature of this exchange, the gain was recorded as a component of paid-in capital in the accompanying financial statements. As part of the Asset Sale described in Note 2, P-Com assumed an additional $3,000,000 of these promissory notes. In December 2003, the maturity of the remaining $373,000 of debt was extended to June 30, 2004. On December 31, 2003, SPEEDCOM converted the $373,000, plus accrued interest of $623,092, into three new notes, totaling $996,092 utilizing the same terms as the previous $373,000 notes. In January 2004, SPEEDCOM converted the remaining $996,092 into 8,300,768 shares of SPEEDCOM common stock resulting in a gain of approximately $664,000. The gain has been recorded as other income for the year ended December 31, 2004.

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

SPEEDCOM WIRELESS CORPORATION,

A Development Stage Enterprise

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

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

Related Party Interest Expense

Interest expense recorded during the years ended December 31, 2004 and 2003 related to related party notes, loans and other balances amounted to approximately $3,040 and $518,000, respectively.

6. Notes and Capital Leases Payable

A summary of notes and capital leases payable at December 31, 2004 and 2003 is as follows:

	2004	2003
Notes Payable (a)	$—	$12,177
Capital lease obligations	—	—

	—	12,177
Less current portion	—	12,177

	$—	$—

SPEEDCOM WIRELESS CORPORATION,

A Development Stage Enterprise

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

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

7. Income Taxes

SPEEDCOM utilized net tax operating loss carry forwards to offset regular Federal and State taxable income for the year ended December 31, 2004. The net tax asset associated with the net operating loss carry forwards had been fully reserved in previous reporting periods and, accordingly, there are no income taxes for the year ended December 31, 2004. For purposes of Federal Alternative Minimum Taxes (AMT), the utilization of AMT net operating loss carry forwards is generally limited to ninety percent of AMT taxable income. However, at the time of filing, SPEEDCOM intends to qualify the sale to P-Com as a tax-free reorganization under Internal Revenue Code Section 368(a)(1)(C). Certain future actions by management may disqualify SPEEDCOM’s ability to effect this exemption. If any such disqualifying actions are taken in future reporting periods, it is reasonably possible that SPEEDCOM may incur an AMT of approximately $130,000.

A reconciliation of the differences between the effective income tax rate and the statutory federal tax rate follows:

	2004	2003
Tax expense (benefit) at U.S. statutory rate	34.00%	34.00%
State taxes, net of federal benefit	—	3.63
Change in valuation allowance	(34.05)	(37.68)
Other	0.05	0.05

	0.00%	0.00%

Significant components of deferred tax assets and liabilities are as follows:

	2004	2003
Deferred tax assets:
Net operating loss carryforwards	7,495,131	$5,693,093
Accounts receivable	—	—
Intangible assets	—	—
Deferred revenue	—	—
Accrued expenses	5,000	77,141
Other	—	—

Gross deferred tax assets	7,500,131	5,770,234
Less: valuation allowance	(7,500,131)	(5,770,234)

Net deferred tax asset	$—	$—

SPEEDCOM WIRELESS CORPORATION,

A Development Stage Enterprise

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

Accounting principles generally accepted in the United States of America require a valuation allowance be recorded to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, management has determined that a valuation allowance is necessary at December 31, 2004 and 2003 to fully offset the deferred tax asset.

At December 31, 2004, net operating losses available to be carried forward for federal income tax purposes are approximately $22,000,000 expiring in various amounts from 2015 through 2024. Utilization of SPEEDCOM’s net operating losses may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such annual limitation could result in the expiration of the net operating loss before utilization.

8. Stockholders’ Equity

Common Stock, Common Stock Warrants and Employee Stock Options

Non-employee Common Stock Warrants:

As of December 31, 2004 and 2003, SPEEDCOM had the following warrants outstanding to purchase common stock of SPEEDCOM:

Number of Warrants	Expiration Date	Exercise Price
7,160,810	8/23/2006	$0.12
1,002,026	6/11/2006	$0.12
150,000	3/31/2006	$6.00

These matters relate to common stock issuances and common stock warrant activity during the year ended December 31, 2004:

Between January and December 2004, SPEEDCOM converted $1,646,106 of amounts due to related parties, certain accrued expenses, notes payable and certain accounts payable into 21,572,933 shares of SPEEDCOM common stock. These transactions resulted in aggregate gains of approximately $1,157,187.

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

SPEEDCOM WIRELESS CORPORATION,

A Development Stage Enterprise

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

During March 2004, SPEEDCOM distributed 61,144,856 shares of P-Com common stock to SPEEDCOM common shareholders as a form of dividend. The per share trading market price of the common stock of P-Com on the distribution date was $0.08. The distribution was recorded at the fair value of the shares distributed based upon the trading market price.

In December 2004, SPEEDCOM issued 5,000,000 shares of common stock as settlement of a lease dispute.

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

At December 31, 2004 and 2003, SPEEDCOM had 3,000,000 shares of common stock reserved for issuance under employee incentive stock bonus, purchase or option plans. One plan, initiated in July 1998, reserved 2,000,000 shares, and another plan, initiated in September 2000, reserved 1,000,000 shares. Additional options of 874,892 are outstanding outside these two plans to former executive officers. All full time employees were eligible for both plans. Plan options have a term of 5 years and vest 25% annually on the employee’s anniversary date over a four-year period. As of December 31, 2004 there were 2,713,000 shares unissued under both plans.

Employee stock option activity was as follows during the years ended December 31, 2004 and 2003:

	2004		2003
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding—
Beginning of year	1,161,892	$2.65	2,954,876	$2.28
Granted at market price	—	—	—	—
Exercised	—	—	—	—
Expired or cancelled	—	—	(1,792,984)	2.03

Outstanding – end of year	1,161,892	$2.65	1,161,892	$2.65

Exercisable as of December 31	1,161,892	$2.65	1,161,892	$2.65

SPEEDCOM WIRELESS CORPORATION,

A Development Stage Enterprise

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

The range of exercise prices of outstanding options at December 31, 2004 is $0.26 through $3.23. The weighted average remaining contractual life of the options as of December 31, 2004 and 2003 is 1.7 and 2.8 years, respectively.

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

SPEEDCOM WIRELESS CORPORATION,

A Development Stage Enterprise

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

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

9. Leases

Prior to the Asset Sale described in Note 2, SPEEDCOM leased office and manufacturing facilities and computer and office equipment under operating leases. Rent expense under operating leases amounted to approximately $55,000 and $802,000 for the years ended December 31, 2004 and 2003, respectively. SPEEDCOM does not have any future noncancellable lease payments under operating leases. Lease expense for the year ended December 31, 2004 includes $5,000 of cash paid and payments satisfied with 5,000,000 shares of common stock valued at $50,000.

All of SPEEDCOM’s leases were assumed by P-Com per the Asset Sale.

10. Employee Benefit Plan

SPEEDCOM had established a 401(k) profit-sharing plan, which was terminated effective November 15, 2003. Employees 21 years or older were eligible to participate in the plan. Participants could elect to contribute, on a tax-deferred basis, up to the legal maximum of their compensation. SPEEDCOM contributed 25% matching after an employee had been with SPEEDCOM for 90 days. SPEEDCOM’s contributions to the plan were approximately $24,000 year ended December 31, 2003.

11. Severance Costs

During the year ended December 31, 2003, SPEEDCOM recorded severance costs of $170,000 in accordance with the separation agreements between SPEEDCOM and its former Vice President of Marketing and Product Development, its former Vice President of Finance and Accounting and its former Director of International Sales. Per the Asset Sale, these liabilities were assumed by P-Com.

12. Segment and Geographic Information

Revenue

No single customer accounted for 10% or more of SPEEDCOM’s revenue for the years ended December 31, 2004 or 2003.

SPEEDCOM WIRELESS CORPORATION,

A Development Stage Enterprise

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

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

13. Subsequent Events

In January 2005, SPEEDCOM converted $21,338.97 of amounts due into 2,133,897 shares of common stock.

In January 2005, the Company settled with B-Com for $7,500 as payment in full for $37,500 in accounts payable. The Company will record a gain of $30,000 related to this settlement in the period that the settlement was reached.

In March 2005, the Company issued 8,162,837 shares of its common stock in connection with the conversion of 8,162,837 warrants.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

In a letter dated August 18, 2004, Aidman, Piser & Company, P.A. who had served as independent auditors of SPEEDCOM Wireless Corporation (the “Registrant”), resigned from its engagement with the Registrant.

During the two most recent fiscal years preceding the resignation no report of Aidman, Piser & Company, P.A. on the Registrant’s financial statements contained an adverse opinion or a disclaimer of opinion, nor was one qualified as to uncertainty, audit scope, or accounting principles, except as described in the following sentence. However, during the two most recent fiscal years preceding the resignation the reports of Aidman, Piser & Company were modified to express substantial doubt about the ability of the Company to continue as a going concern.

During the two most recent fiscal years preceding the resignation and the subsequent interim period through the date of the resignation, there were no disagreements with Aidman, Piser & Company, P.A. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Aidman, Piser & Company, P.A., would have caused Aidman, Piser & Company, P.A. to make a reference to the subject matter of the disagreements in connection with its report.

Aidman, Piser & Company, P.A. did not advise the Registrant at any time during the two most recent fiscal years and the subsequent interim period through the date hereof that the Registrant did not have the internal controls necessary for the preparation of reliable financial statements.

On February 10, 2005, SPEEDCOM Wireless Corporation’s board of directors approved the engagement of De Leon & Company, P.A. as SPEEDCOM’s independent auditors. No outstanding matters were discussed with De Leon & Company, P.A. prior to their engagement.

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

The following table sets forth the fees billed to the Company for professional services rendered by the Company’s principal accountant, for the year ended December 31, 2004 and December 31, 2003:

Services	2004	2003
Audit fees	$15,761	$17,261
Audit related fees	11,000	—
Tax fees	—	4,700
All other fees	—	—

Total fees	$26,761	$21,961

Audit fees consist of fees for the audit of the Company’s annual financial statements or services that are normally provided in connection with the statutory and regulatory filings.

Tax fees included tax planning and various taxation matters that were approved in advance by our board of directors.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPEEDCOM Wireless Corporation

/s/ Mark Schaftlein Mark Schaftlein	Chief Financial Officer and acting Chief Executive Officer	April 14, 2005

Exhibit Index Number	Description
2	Plan of acquisition, reorganization, arrangement, liquidation, or succession.

2.1(4)	Asset Purchase Agreement between SPEEDCOM Wireless Corporation and P-Com, Inc.

3	Articles of incorporation and bylaws.

3.1(5)	Amended and Restated Certificate of Incorporation of SPEEDCOM Wireless Corporation.

3.2(1)	Amended and Restated Bylaws of SPEEDCOM Wireless Corporation.

4	Instruments defining the rights of securities holders, including indentures.

4.8(2)	Warrant No. W-1 to Purchase 146,667 Shares of Common Stock issued to S.A.C. Capital Associates, LLC.

4.9(2)	Warrant No. W-2 to Purchase 73,333 Shares of Common Stock issued to SDS Merchant Fund, L.P.

4.10(2)	Warrant No. W-3 to Purchase 220,000 Shares of Common Stock issued to Oscar Private Equity Investments, L.P.

4.11(2)	Warrant No. W-4 to Purchase 73,333 Shares of Common Stock issued to Bruce Sanguinetti.

4.12(3)	Purchase Agreement, dated August 23, 2001, by and among SPEEDCOM Wireless Corporation and the Purchasers, as defined.

4.13(3)	Registration Rights Agreement, dated August 23, 2001, by and among SPEEDCOM Wireless Corporation and the Purchasers, as defined.

4.14(3)	Form of Series A Warrant of SPEEDCOM Wireless Corporation dated August 23, 2001.

4.15(3)	Form of Series B Warrant of SPEEDCOM Wireless Corporation dated August 23, 2001.

4.16(3)	Settlement Agreement between SPEEDCOM Wireless Corporation and I.W. Miller Group, Inc. dated June 25, 2001.

4.81	Secured Promissory Note dated December 31, 2003 between SPEEDCOM Wireless Corporation and North Sound Legacy Institutional Fund LLC.

4.82	Secured Promissory Note dated December 31, 2003 between SPEEDCOM Wireless Corporation and North Sound Legacy International LTD.

4.83	Secured Promissory Note dated December 31, 2003 between SPEEDCOM Wireless Corporation and North Sound Legacy Fund LLC.

4.84	Form of Promissory Note dated April 13, 2005 in the amount of $40,000 issued between SPEEDCOM and two separate and individual note holders(6)

4.85	Form of Promissory Note dated April 13, 2005 in the amount of $6,500 issued between SPEEDCOM and two separate and individual note holders(6)

4.86	Form of Promissory Note dated April 13, 2005 in the amount of $25,000 issued between SPEEDCOM and two separate and individual note holders(6)

23.1	Consent of Certified Public Accountants(6)

31.1	Certification pursuant to Sarbanes-Oxley Section 302(6)

32.1	Certification pursuant to 18 U.S.C. Section 1350(6)

(1)	Incorporated by reference to the Form 10-QSB filed May 14, 2001.
(2)	Incorporated by reference to the Form 8-K filed July 2, 2001.
(3)	Incorporated by reference to the Form S-3 filed September 18, 2001.
(4)	Incorporated by reference to the Form 8-K filed June 17, 2003.
(5)	Incorporated by reference to the Form 8-K filed December 3, 2003.
(6)	Filed as an exhibit to this report on Form 10K-SB for the year ended December 31, 2004