Form 10QSB
period 2005-03-31
SPEEDCOM WIRELESS CORP
filed 2005-05-16
CIK 1014343

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDING MARCH 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

Commission file number 0-21061

SPEEDCOM Wireless Corporation

(Name of Small Business Issuer in its Charter)

Delaware	58-2044990
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2361 Campus Drive Suite 101 Irvine, CA 92612	(941) 907-2361
(Address of Principal Executive Offices)	(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

The number of shares of the issuer’s common stock outstanding as of May 13, 2005 was 131,722,091

Transitional small business disclosure format (check one):    Yes  ☐    No  ☒

SPEEDCOM WIRELESS CORPORATION

FORM 10-QSB FOR THE PERIOD ENDED MARCH 31, 2005

Index

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
	Balance Sheets as of March 31, 2005 and December 31, 2004	3
	Statements of Operations for the three months ended March 31, 2005 and 2004	4
	Statements of Changes in Stockholders’ Deficit from the development stage January 1, 2004 (inception) through March 31, 2005	5
	Statements of Cash Flows for the three months ended March 31, 2005 and 2004 from the development stage January 1, 2004 (inception) through March 31, 2005	6
	Notes to Financial Statements	8
Item 2.	Management’s Discussion and Analysis	13
Item 3.	Controls and Procedures	14

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	15
Item 2.	Recent Sales of Unregistered Securities	15
Item 4.	Submission of Matters to a Vote of Security Holders	15
Item 6.	Exhibits	15

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

SPEEDCOM WIRELESS CORPORATION

BALANCE SHEETS

as of March 31, 2005 and December 31, 2004

(A Development Stage Enterprise)

	March 31, 2005 (Unaudited)	December 31, 2004
Assets
Current assets:
Cash	$13,220	$5,614

Total current assets	13,220	5,614

Total assets	$13,220	$5,614

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$28,998	$107,568
Accrued expenses	3,000	5,000
Accrued interest	2,422	—
Due to related parties	141,000	80,000

Total current liabilities	175,420	192,568

Preferred stock, $4.50 stock liquidation value per share, 10,000,000 shares authorized, no shares outstanding	—	—
Stockholders’ deficit:
Common stock, $.001 par value, 500,000,000 shares authorized, 131,722,091 and 126,867,249 shares issued, respectively	131,722	126,867
Additional paid-in capital	24,980,882	24,892,017
Accumulated deficit	(16,571,559)	(16,571,559)
Deficit accumulated during the development stage	(8,703,245)	(8,634,279)

Total stockholders’ deficit	(162,200)	(186,954)

Total liabilities and stockholders’ deficit	$13,220	$5,614

The accompanying notes are an integral part of these financial statements.

SPEEDCOM WIRELESS CORPORATION

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(A Development Stage Enterprise)

(Unaudited)

	Three Months Ended March 31,		Inception to Date from entering Development Stage January 1, 2004 to March 31, 2005
	2005	2004
Net revenues	$—	$—	$—
Cost of goods sold	—	—	—

Gross margin	—	—	—

Operating expenses:
Salaries and related	—	—	—
General and administrative	25,143	120,865	509,227
Selling expenses	—	—	—

	25,143	120,865	509,227

Loss from operations	(25,143)	(120,865)	(509,227)

Other (expense) income:
Interest expense	(2,422)	(3040)	(5,462)
Interest income	—	—	17
Warrant expense	(51,042)		(51,042)
Gain on extinguishment of debt, net	9,641	297,643	1,259,992
Loss on marketable securities	—	(4,328,140)	(4,475,542)
Other expense	—	—	(30,392)

	(43,823)	(4,033,537)	(3,302,429)

Net loss	(68,966)	(4,154,402)	(3,811,656)

Loss per common share:
Basic and diluted	$(0.00)	$(0.05)

Weighted average shares used in computing basic and diluted loss per common share	128,679,725	83,201,060

Comprehensive loss:
Net loss	$(68,966)	$(4,154,402)
Unrealized loss on marketable securities	—	(140,412)

Comprehensive loss	$(68,966)	$(4,294,814)

The accompanying notes are an integral part of these financial statements.

SPEEDCOM WIRELESS CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD JANUARY 1, 2004 (INCEPTION) TO MARCH 31, 2005

(A Development Stage Enterprise)

(Unaudited)

	Common Stock Shares	Common Stock Amount	Preferred Stock Shares	Preferred Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Deficit accumulated through development stage 1/1/04 to 03/31/2005	Comprehensive Loss	Total
Balance at December 31, 2003	23,425,355	$23,425	3,835,554	$5,455,702	$18,597,310	$(16,571,559)	—	$(635,000)	$6,869,878

Conversion of preferred stock, dividends and registration penalty to common stock	76,868,961	76,869	(3,835,554)	(5,455,702)	5,542,802	—		—	163,969
In-kind dividends distributed	—	—	—	—	—		(4,891,589)	—	(4,891,589)
Conversion of amounts due to related parties, accrued expenses, notes payable and accounts payable to common stock	21,572,933	21,573	—	—	706,905	—		—	728,478
Issuance of common stock as settlement of lease obligation	5,000,000	5,000	—	—	45,000	—		—	50,000
Change in comprehensive loss	—	—	—	—	—	—		635,000	635,000
Net loss	—	—	—	—	—		(3,742,690)	—	(3,742,690)

Balance at December 31, 2004	126,867,249	126,867	—	—	24,892,017	(16,571,559)	(8,634,279)	—	(186,954)

Conversion of accounts payable to common stock	2,133,897	2,134			40,544				42,678

Issuance of shares for exchange of warrants for common stock	2,720,945	2,721			48,321				51,042

Net loss							(68,966)		(68,966)

	131,722,091	$131,722	$—	$—	$24,980,882	$(16,571,559)	$(8,703,245)	$—	$(162,200)

The accompanying notes are an integral part of these financial statements.

SPEEDCOM WIRELESS CORPORATION

STATEMENTS OF CASH FLOWS

(A Development Stage Enterprise)

(Unaudited)

	Three Months Ended March 31,		Inception to Date from entering Development Stage January 1, 2004 to March 31, 2005
	2005	2004
Operating activities
Net income (loss)	$(68,966)	$(4,154,402)	$(3,811,656)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	—		—
Gain on sale of business	—		—
Gain on conversion of notes to common stock	—		—
Provision for bad debts	—
Warrant expense	51,042		51,042
Loss on marketable securities		4,328,140	4,475,542
Conversion inducement expense		11,911	11,911
Gain on conversion of accounts payable, accrued expenses and notes into common stock	(9,641)	(239,559)	(1,259,992)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets		65,205	65,205
Other assets		—	—
Accounts payable and accrued expenses	(28,251)	(9,206)	179,772
Accrued interest	2,422		2,422

Net cash provided by (used for) operating activities	(53,394)	2,089	(285,749)

Investing activities
Cash transferred to buyer in connection with sale of business	—	—	—
Purchases of equipment	—	—	—
Proceeds from disposals of equipment	—	—	—
Proceeds from sale of marketable securities	—	42,000	157,869

Net cash provided by investing activities	—	42,000	157,869

Financing activities
Proceeds from loans from related parties	61,000	—	141,000
Payments of loans from related parties	—	—	—
Proceeds from issuance of notes	—	—	—
Payments of notes and capital leases	—	—	—

Net cash provided by financing activities	61,000	—	141,000

Net increase in cash	7,606	44,089	13,120
Cash at beginning of period	5,614	100	100

Cash at end of period	$13,220	$44,189	$13,220

The accompanying notes are an integral part of these financial statements.

SPEEDCOM WIRELESS CORPORATION

STATEMENTS OF CASH FLOWS

(A Development Stage Enterprise)

(Continued)

	Three Months Ended March 31,
	2005	2004
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—
Conversion of accounts payable, notes payable and accrued expenses into common stock	$21,338	$524,121
Conversion of accounts payable and notes payable due related parties including accrued interest into common stock	$—	$1,448,601
Settlement of lease dispute through issuance of common stock	$—	$—
In-kind dividends distributed	$—	$4,891,589

The accompanying notes are an integral part of these financial statements.

SPEEDCOM WIRELESS CORPORATION,

A Development Stage Enterprise

NOTES TO FINANCIAL STATEMENTS

1. Business

SPEEDCOM Wireless Corporation (“SPEEDCOM’ or the “Company”) was incorporated in Florida on March 16, 1994 and reincorporated in Delaware on September 26, 2000. On December 10, 2003, SPEEDCOM sold its operating assets and transferred substantially all of its operating liabilities to P-com, Inc. (“P-com”). Subsequent to the sale, SPEEDCOM became a non-operating public shell company.

On January 1, 2004, the Company entered into a Development Stage Enterprise, due to the sale of its assets as discussed above. The company plans to operate as a Development Stage Enterprise while it explores other business opportunities.

2. Basis of Presentation

The accompanying financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. The accompanying financial statements should be read in conjunction with SPEEDCOM’s annual financial statements and notes thereto included in SPEEDCOM’s Form 10-KSB for the year ended December 31, 2004.

In the opinion of management, the financial statements reflect all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for those periods presented. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

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

Marketable Securities

SPEEDCOM accounts for marketable securities in accordance with SFAS No. 115 ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. SPEEDCOM (SFAS 115) determines the proper classification of all marketable securities as held-to-maturity, available-for-sale, or trading at the time of purchase,

SPEEDCOM WIRELESS CORPORATION,

A Development Stage Enterprise

NOTES TO FINANCIAL STATEMENTS

and re-evaluates such classification as of each balance sheet date. Marketable securities at December 31, 2003 consisted of 63,500,000 shares of common stock of P-Com that were classified on that date as available-for-sale, and as a result were reported at fair value. Unrealized gains and losses were reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

Financial Instruments

SPEEDCOM’s significant financial instruments include cash, accounts payable and notes payable. SPEEDCOM believes that the carrying value of financial instruments in the accompanying balance sheets approximate their respective fair values.

Income Taxes

SPEEDCOM follows the liability method of accounting for income taxes in accordance with SFAS No. 109, ACCOUNTING FOR INCOME TAXES (“SFAS 109”). Under SFAS 109, deferred income taxes are recorded based upon differences between the financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to affect taxable income. Valuation allowances against the carrying value of net deferred tax assets are recorded when management determines that recoverability of such amounts is not reasonably assured.

Comprehensive Income (Loss)

Under SFAS No. 130, REPORTING COMPREHENSIVE INCOME (“SFAS 130”), SPEEDCOM is required to display comprehensive income and its components as part of our financial statements. The measurement and presentation of net income did not change. Comprehensive income comprises net income and other comprehensive income. Other comprehensive income includes certain changes in equity of SPEEDCOM that are excluded from net income. Specifically, SFAS 130 requires unrealized gains and losses on SPEEDCOM’s available for sale investments, that were reported in stockholder’s equity, to be included in accumulated other comprehensive income.

Stock Based Compensation

SPEEDCOM accounts for employee stock-based compensation using the intrinsic method in accordance with Accounting Principles Board No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES (“APB 25”), and related interpretations. Accordingly, in cases where exercise prices for stock option grants equal or exceed the trading market value of the stock at the date of grant, SPEEDCOM recognizes no compensation expense. In cases where exercise prices are less than the fair value of the stock at the date of grant, compensation is recognized over the period of performance or the vesting period. SPEEDCOM accounts for non-employee stock-based compensation using the trading market price for common stock and the Black-Scholes valuation model for stock options and warrants, in accordance with SFAS No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION (“SFAS 123”), as revised.

The following table reflects supplemental financial information related to stock-based employee compensation, as required by SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION – TRANSITION AND DISCLOSURE (“SFAS 148”).

SPEEDCOM WIRELESS CORPORATION,

A Development Stage Enterprise

NOTES TO FINANCIAL STATEMENTS

	Three Months Ended March 31,
	2005	2004
Stock-based employee compensation costs used in the determination of net income (loss) attributable to common stockholders, as reported	—	—

Income (loss) attributable to common stockholders, as reported	$(68,966)	$(4,154,402)
Stock-based employee compensation costs that would have been included in the determination of net income (loss) if the fair value method (SFAS 123) had been applied to all awards	—	—

Unaudited pro forma net income (loss) attributable to common stockholders, as if the fair value method had been applied to all awards	$(68,966)	$(4,154,402)

Net income (loss) attributable to common stockholders per common share, as reported	$(0.00)	$(0.05)

Unaudited pro forma net income (loss) attributable to common stockholders per common share, as if the fair value method had been applied to all awards	$(0.00)	$(0.05)

At March 31, 2005, SPEEDCOM had 3,000,000 shares of common stock reserved for issuance under employee incentive stock bonus, purchase or option plans. One plan, initiated in July 1998, reserved 2,000,000 shares, and another plan, initiated in September 2000, reserved 1,000,000 shares. Additional options of 874,892 are outstanding outside these two plans to former executive officers. All full time employees were eligible for both plans. Plan options have a term of 5 years and vest 25% annually on the employee’s anniversary date over a four-year period. As of March 31, 2005 there were 2,713,000 shares unissued under both plans.

Employee stock option activity was as follows during the quarter ended March 31, 2005:

	Options	Weighted Average Exercise Price
Outstanding—
Outstanding 12/31/2003	1,161,892	$2.65
Granted at market price	—	—
Exercised	—	—
Expired or cancelled	—	—

Outstanding – December 31, 2004	1,161,892	$2.65
Granted at market price	—	—
Exercised	—	—
Expired or cancelled	—	—

Outstanding – March 31, 2005	1,161,892	$2.65

Exercisable as of March 31, 2005	1,161,892	$2.65

The range of exercise prices of outstanding options at March 31, 2005 is $0.26 through $3.23. The weighted average remaining contractual life of the options as of March 31, 2005 is 1.53 years.

Pro forma information regarding SPEEDCOM’s stock option grants is presented above. The fair market value for these options was estimated at the date of grant using the Black-Scholes option-pricing model. In order to calculate the fair value, the following assumptions were made: the expected dividend payment rate used was zero, the

SPEEDCOM WIRELESS CORPORATION,

A Development Stage Enterprise

NOTES TO FINANCIAL STATEMENTS

expected option life used was five years, the volatility used was 1.26 and the risk free interest rate was assumed to be 2.96%. Because the options have a four-year vesting period, the pro forma effect shown is not reflective of the reported net earnings or losses in future years.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.

Net Income (Loss) Per Share

SPEEDCOM has applied the provisions of SFAS No. 128, EARNINGS PER SHARE (“SFAS 128”), which establishes standards for computing and presenting earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net earnings (loss) by the weighted average number of shares outstanding for the period. The calculation of diluted earnings per share includes the effect of dilutive common stock equivalents. No dilutive common stock equivalents existed in any year presented.

Use Of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

4. Accrued Expenses

A summary of accrued expenses at March 31, 2005 and December 31, 2004 is as follows:

	March 31, 2005	December 31, 2004
Accrued interest	$2,422	$—
Other	3,000	5,000

	$5,422	$5,000

5. Related Party Transactions

Due to Related Parties

During the three months ended March 31, 2005, certain of SPEEDCOM’s shareholders loaned the Company an additional $61,000 through the issuance of promissory notes bearing interest at 8% per annum. The balance due to shareholders at March 31, 2005 is $141,000. The Company plans satisfy these outstanding obligations through the issuance of common stock, preferred stock, warrants or any combination thereof.

Related Party Interest Expense

Interest expense recorded during the three months ended March 31, 2005 and 2004 related to related party notes, loans and other balances amounted to approximately $2,422 and $3,040, respectively.

SPEEDCOM WIRELESS CORPORATION,

A Development Stage Enterprise

NOTES TO FINANCIAL STATEMENTS

6. Stockholders’ Equity

These matters relate to common stock issuances and common stock warrant activity during the three months ended March 31, 2005:

In February 2005, SPEEDCOM converted $21,338.97 of accounts payable into 2,133,897 shares of common stock. The Company recorded expense of $21,340 related to the issuance of common stock.

In March 2005, SPEEDCOM converted its Series A warrants and Bridge Loan warrants into 2,720,945 restricted common shares through an exchange agreement with its Series A and Bridge Loan warrant holders, effectively eliminating all remaining derivative issued during SPEEDCOM’s June and August 2001 private placement financings.

Non-employee Common Stock Warrants:

As of March 31, 2005 SPEEDCOM had 150,00 warrants outstanding with an exercise price of $6.00 per share. The warrants expire on March 31, 2006.

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

Under the anti-dilution provisions of 7,160,810 (as adjusted) warrants issued in August 2001, (1) the exercise price will be lowered to equal the purchase price, conversion price, or warrant or option exercise price for any common stock or common stock equivalent issued (other than to employees) at a purchase price, conversion price, or warrant or option exercise price less than the current per share exercise price of the applicable warrants ($0.12 in the case of Series A Warrants), and (2) the number of warrants will be increased by the same percentage as the percentage by which the exercise price is reduced. Alternatively, (1) the exercise price will be reduced by the percentage by which the purchase price, conversion price, or warrant or option exercise price of any issued security (others than to employees) is less than the current market price of the common stock, and (2) the number of warrants will be increased by the same percentage as the percentage by which the exercise price is reduced, if this formula results in a lower exercise price than the adjustment described in the preceding sentence. Similar anti-dilution provisions apply to outstanding warrants to acquire 1,002,026 shares of our common stock (as adjusted) at an exercise price of $0.12 per share. In March 2005, the holders of these warrants agreed to exchange all of these warrants through the issuance of 2,720,945 shares of restricted common stock. The Company has no further obligation under these warrants.

7. Subsequent Events

In April 2005, certain of SPEEDCOM’s shareholders loaned the Company an $33,000 through the issuance of promissory notes bearing interest at 8% per annum.

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

The quarterly financial statements are prepared on a going-concern basis, which assumes that SPEEDCOM will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, SPEEDCOM incurred operating losses of approximately $51,000 for the three months ended March 31, 2005 and anticipates that it will continue to incur losses until a merger candidate is identified and SPEEDCOM assumes its operations. In addition, SPEEDCOM’s cash flows for the remainder of 2005 are currently projected to be insufficient to finance SPEEDCOM, without funding from other sources. These conditions raise substantial doubt as to the ability of SPEEDCOM to continue its normal business as a going concern.

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

Results of Operations

Three Months Ended March 31, 2005 and March 31, 2004

General and Administrative Expenses decreased to $25,143 for the three months ended March 31, 2005 from $125,865 for the three months ended March 31, 2004. The decrease in expenses in the 2005 period represents lower costs for consulting, legal and accounting expenses due to reduced efforts and decreased activities.

Interest expense decreased to $2,422 for the three months ended March 31, 2005 from $3,040 for the three months ended March 31, 2004. Interest expense in both periods is related to shareholder notes that were outstanding in the periods.

During the quarter ended March 31, 2005, the Company valued the issuance of the shares underlying the exchange of its Series A and Bridge Loan Warrants for 2,720,945 shares of restricted common stock for $51,042.

Gain on extinguishments of debt decreased to $9,641 for the three months ended March 31, 2005 from $297,643 for the three months ended March 31, 2004. The decrease in the 2005 period is related to the efforts of the Company to reduce the historical accounts payable through negotiations and issuance of common stock in exchange for payment.

In the quarter ended March 31, 2004, realized loss on marketable securities amounted to approximately $4,328,000. This loss is due to the market price decline of P-Com common stock from $0.15 from the date of the asset sale to $0.08 on the date of the dividend distribution and an average of $0.07 on the various dates of sale of P-Com common stock made by SPEEDCOM in order to generate cash for the remaining overhead expenses of the company.

Net loss per common share decreased to $69,966 for the three months ended March 31 2005 from $4,154,402 for the three months ended March 31, 2004. The decrease in the 2005 period is related primarily to non-recurring expenses in the 2004 period, as described above.

SPEEDCOM recorded an unrealized loss on its investment of approximately $140,000 on 1,755,144 shares of P-Com stock based on the decline in market value from $0.14 per share as of December 31, 2003 to $0.06 per share as of March 31, 2004.

Taxes

At March 31, 2005, SPEEDCOM had net operating loss carryforwards (NOLs) for federal income tax purposes of approximately $22,000,000. The NOLs expire at various dates through the year 2024. Utilization of SPEEDCOM’s net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such annual limitation could result in the expiration of the net operating loss before utilization.

SPEEDCOM utilized net tax operating loss carry forwards to offset regular Federal and State taxable income for the year ended December 31, 2004. The net tax asset associated with the net operating loss carry forwards had been fully reserved in previous reporting periods and, accordingly, there were no income taxes for the year ended December 31, 2004. For purposes of Federal Alternative Minimum Taxes (AMT), the utilization of AMT net operating loss carry forwards is generally limited to ninety percent of AMT taxable income. However, at the time of filing, SPEEDCOM intended to qualify the sale to P-Com as a tax-free reorganization under Internal Revenue Code Section 368(a)(1)(C). Certain future actions by management may disqualify SPEEDCOM’s ability to effect this exemption. If any such disqualifying actions are taken in future reporting periods, it is reasonably possible that SPEEDCOM may incur an AMT of approximately $175,000. While management is currently reviewing all actions available to SPEEDCOM, no such actions that would disqualify the P-Com transaction as a tax-free reorganization are currently probable.

Liquidity and Capital Resources

SPEEDCOM’s financial statements are prepared on a going-concern basis, which assumes that SPEEDCOM will realize its assets and discharge its liabilities in the normal course of business. However, SPEEDCOM’s cash flows for 2005 are currently projected to be insufficient to finance projected operations, without funding from other sources. These conditions raise substantial doubt as to the ability of SPEEDCOM to continue as a going concern.

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

During the three months ended March 31, 2005, SPEEDCOM used approximately $53,000 of cash for operating activities. This was primarily due to SPEEDCOM’s operating loss that amounted to approximately $25,000 for the three months ended March 31, 2005 and gain on conversion of accounts payable, accrued expenses and notes into common stock, partially offset by and the loss on marketable securities of approximately $30,980 and non-cash expenses related to the issuance of common stock in exchange for warrants of approximately $51,000. Cash provided by investing activities amounted to approximately $61,000 for the three months ended March 31, 2005. SPEEDCOM does not have any commitments for capital expenditures or leasing commitments in the future. As of March 31, 2005, SPEEDCOM had cash of approximately $13,200. In May 2005, certain SPEEDCOM investors advanced funds in the amount of $33,000 in exchange for loans.

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in SPEEDCOM’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in SPEEDCOM’s reports filed under the Exchange Act is accumulated and communicated to management, including SPEEDCOM’s Chief Financial Officer, to allow timely decisions regarding required disclosure

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are engaged from time to time in legal proceedings, none of which are expected to have a material effect on our business.

Item 2. Recent Sales of Unregistered Securities

During the three months ended March 31, 2005, SPEEDCOM sold the following securities, which were not registered under the Securities Act. The purchases and sales were exempt pursuant to Section 4(2) of the Securities Act (and/or Regulation D promulgated thereunder) as transactions by an issuer not involving a public offering, where the purchasers represented their intention to acquire the securities for investment only, not with a view to distribution, and received or had access to adequate information about the registrant.

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

SPEEDCOM Wireless Corporation

/s/ Mark Schaftlein	Chief Financial Officer and acting Chief Executive Officer	March 16, 2005
Mark Schaftlein

Exhibit Index Number	Description
2	Plan of acquisition, reorganization, arrangement, liquidation, or succession.

2.1(4)	Asset Purchase Agreement between SPEEDCOM Wireless Corporation and P-Com, Inc.

3	Articles of incorporation and bylaws.

3.1(5)	Amended and Restated Certificate of Incorporation of SPEEDCOM Wireless Corporation.

3.2(1)	Amended and Restated Bylaws of SPEEDCOM Wireless Corporation.

4	Instruments defining the rights of securities holders, including indentures.

4.8(2)	Warrant No. W-1 to Purchase 146,667 Shares of Common Stock issued to S.A.C. Capital Associates, LLC.

4.9(2)	Warrant No. W-2 to Purchase 73,333 Shares of Common Stock issued to SDS Merchant Fund, L.P.

4.10(2)	Warrant No. W-3 to Purchase 220,000 Shares of Common Stock issued to Oscar Private Equity Investments, L.P.

4.11(2)	Warrant No. W-4 to Purchase 73,333 Shares of Common Stock issued to Bruce Sanguinetti.

4.12(3)	Purchase Agreement, dated August 23, 2001, by and among SPEEDCOM Wireless Corporation and the Purchasers, as defined.

4.13(3)	Registration Rights Agreement, dated August 23, 2001, by and among SPEEDCOM Wireless Corporation and the Purchasers, as defined.

4.14(3)	Form of Series A Warrant of SPEEDCOM Wireless Corporation dated August 23, 2001.

4.15(3)	Form of Series B Warrant of SPEEDCOM Wireless Corporation dated August 23, 2001.

4.16(3)	Settlement Agreement between SPEEDCOM Wireless Corporation and I.W. Miller Group, Inc. dated June 25, 2001.

4.81(6)	Secured Promissory Note dated December 31, 2003 between SPEEDCOM Wireless Corporation and North Sound Legacy Institutional Fund LLC.

4.82(6)	Secured Promissory Note dated December 31, 2003 between SPEEDCOM Wireless Corporation and North Sound Legacy International LTD.

4.83(6)	Secured Promissory Note dated December 31, 2003 between SPEEDCOM Wireless Corporation and North Sound Legacy Fund LLC.

4.84(6)	Form of Promissory Note dated April 13, 2005 in the amount of $40,000 issued between SPEEDCOM and two separate and individual note holders

4.85(6)	Form of Promissory Note dated April 13, 2005 in the amount of $6,500 issued between SPEEDCOM and two separate and individual note holders

4.86(6)	Form of Promissory Note dated April 13, 2005 in the amount of $25,000 issued between SPEEDCOM and two separate and individual note holders

23.1(6)	Consent of Certified Public Accountants

31.1	Certification pursuant to Sarbanes-Oxley Section 302

32.1	Certification pursuant to 18 U.S.C. Section 1350

(1)	Incorporated by reference to the Form 10-QSB filed May 14, 2001.
(2)	Incorporated by reference to the Form 8-K filed July 2, 2001.
(3)	Incorporated by reference to the Form S-3 filed September 18, 2001.
(4)	Incorporated by reference to the Form 8-K filed June 17, 2003.
(5)	Incorporated by reference to the Form 8-K filed December 3, 2003.
(6)	Incorporated by reference to the Form 10K-SB for the year ended December 31, 2004