Form 10KSB/A
period 2004-12-31
SPEEDCOM WIRELESS CORP
filed 2005-07-26
CIK 1014343

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A

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

SPEEDCOM WIRELESS CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(A Development Stage Enterprise)

	Common Stock Shares	Common Stock Amount	Preferred Stock Shares	Preferred Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Deficit accumulated through development stage 1/1/04 to 12/31/04	Comprehensive Loss	Total
Balance at December 31, 2002	14,490,664	$14,490	3,835,554	$5,455,702	$17,800,749	$(24,022,047)	—	—	$(751,106)
Issuance of common stock for extinguishment of related party notes (see gain below)	5,601,358	5,602	—	—	330,480	—		—	336,082
Issuance of common stock for conversion of note payable	3,333,333	3,333	—	—	130,000	—		—	133,333
Unrealized losses on marketable securities	—	—	—	—	—	—		(635,000)	(635,000)
Gain on exchange of debt of a related party	—	—	—	—	336,081	—		—	336,081
Net income	—	—	—	—	—	7,450,488		—	7,450,488

Balance at December 31, 2003	23,425,355	$23,425	3,835,554	$5,455,702	$18,597,310	$(16,571,559)	—	$(635,000)	$6,869,878

Conversion of preferred stock, dividends and registration penalty to common stock	76,868,961	76,869	(3,835,554)	(5,455,702)	5,542,802	—		—	163,969
In-kind dividends distributed	—	—	—	—	—		(4,891,589)	—	(4,891,589)
Conversion of amounts due to related parties, accrued expenses, notes payable and accounts payable to common stock	21,572,933	21,573	—	—	706,905	—		—	728,478
Issuance of common stock as settlement of lease obligation	5,000,000	5,000	—	—	45,000	—		—	50,000
Change in comprehensive loss	—	—	—	—	—	—		635,000	635,000
Net loss	—	—	—	—	—		(3,742,690)	—	(3,742,690)
Balance at December 31, 2004	126,867,249	$126,867	$—	$—	$24,892,017	$(16,571,559)	$(8,634,279)	$—	$(186,954)

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

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own 10% or more of our common stock, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% stockholders are required to furnish us with copies of all Section 16(a) forms they file.

Based solely on a review of the copies of such forms furnished to us, we believe that during 2004 our executive officers, directors and 10% beneficial owners timely made all required Section 16(a) filings.

Item 10. Executive Compensation

The following table sets forth the compensation paid to our Chief Executive Officer, our Chief Financial Officer and one other highly compensated executive officer during the years ended December 31, 2003 and 2004. None of our other executive officers received aggregate compensation that exceeded $100,000 during the year ended December 31, 2004. We refer to these executive officers as the “Named Executives.”

Summary Compensation Table

Name and Principal Position	Year (1)	Salary (1)		Bonus	Securities Underlying Options	Other Compensation
Mark Schaftlein Acting Chief Executive Officer and Chief Financial Officer	2004 2003		— —	— —	— —	$ $	65,000 208,608	(2) (2)
Michael Sternberg, Former Chief Executive Officer	2004 2003		— —	— —	— —	$ $	— 102,744	(2)
William Davis Former Chief Operating Officer	2004 2003	$ $	— 104,327	— —	— —	$	— —

(1)	Mr. Schaftlien became interim Chief Financial Officer in June 2002 and acting Chief Executive Officer in June 2003. Mr. Sternberg became interim Chief Executive Officer in June 2002 and resigned in June 2003. Mr. Davis became Vice President of Sales in February 2001, Chief Operating Officer in June 2002 and resigned in October 2002. Salaries shown for the year in which each such officer joined SPEEDCOM and in which he left SPEEDCOM represent the amounts actually paid during that year and have not been annualized. Amounts for Mr. Davis include severance payments made during 2003.

(2)	Mr. Schaftlein does not receive a salary from SPEEDCOM. Instead, Ocean Avenue Advisors, of which Mr. Schaftlein is the Managing Director, receives a consulting fee bi-monthly for Mr. Schaftlein’s services. Mr. Sternberg did not receive a salary from SPEEDCOM. Instead, Innovative Strategies and Management, of which Mr. Sternberg was the President, received a consulting fee bi-monthly for Mr. Sternberg’s services.

Employment Agreements

SPEEDCOM does not have any written consulting agreements with its former Chief Executive Officer, Mr. Sternberg, or its current Chief Financial Officer, Mr. Schaftlein.

Stock Options

Neither our Chief Executive Officer nor any of the Named Executives were granted any options during 2004, exercised any options during 2004 or owned any options on December 31, 2004.

Compensation of Directors

The following table sets forth the cash compensation that we paid to each of our directors during the 2004 fiscal year.

Name	Amount
R. Craig Roos	$12,000
Ben Haidri	$12,000
Joseph Morgan	$18,000

During 2004, directors R. Craig Roos, and Ben Haidri $1,000 for each month that they served as a director of SPEEDCOM. Director Joseph Morgan received total compensation during 2004 of $18,000. On December 30, 2004, Mssrs. Roos, Haidri and Morgan resigned from the Company’s Board of Directors. The above amounts were paid to each of the former directors in shares of common stock.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 11 is incorporated by reference from the section captioned “Security Ownership of Certain Beneficial Owners and Management” of the Schedule 14C.

Item 12. Certain Relationships and Related Transactions

None

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

SPEEDCOM Wireless Corporation

/s/ Mark Schaftlein Mark Schaftlein	Chief Financial Officer and acting Chief Executive Officer	April 14, 2005

Exhibit Index Number	Description
2	Plan of acquisition, reorganization, arrangement, liquidation, or succession.

2.1(4)	Asset Purchase Agreement between SPEEDCOM Wireless Corporation and P-Com, Inc.

3	Articles of incorporation and bylaws.

3.1(5)	Amended and Restated Certificate of Incorporation of SPEEDCOM Wireless Corporation.

3.2(1)	Amended and Restated Bylaws of SPEEDCOM Wireless Corporation.

4	Instruments defining the rights of securities holders, including indentures.

4.8(2)	Warrant No. W-1 to Purchase 146,667 Shares of Common Stock issued to S.A.C. Capital Associates, LLC.

4.9(2)	Warrant No. W-2 to Purchase 73,333 Shares of Common Stock issued to SDS Merchant Fund, L.P.

4.10(2)	Warrant No. W-3 to Purchase 220,000 Shares of Common Stock issued to Oscar Private Equity Investments, L.P.

4.11(2)	Warrant No. W-4 to Purchase 73,333 Shares of Common Stock issued to Bruce Sanguinetti.

4.12(3)	Purchase Agreement, dated August 23, 2001, by and among SPEEDCOM Wireless Corporation and the Purchasers, as defined.

4.13(3)	Registration Rights Agreement, dated August 23, 2001, by and among SPEEDCOM Wireless Corporation and the Purchasers, as defined.

4.14(3)	Form of Series A Warrant of SPEEDCOM Wireless Corporation dated August 23, 2001.

4.15(3)	Form of Series B Warrant of SPEEDCOM Wireless Corporation dated August 23, 2001.

4.16(3)	Settlement Agreement between SPEEDCOM Wireless Corporation and I.W. Miller Group, Inc. dated June 25, 2001.

4.81	Secured Promissory Note dated December 31, 2003 between SPEEDCOM Wireless Corporation and North Sound Legacy Institutional Fund LLC.

4.82	Secured Promissory Note dated December 31, 2003 between SPEEDCOM Wireless Corporation and North Sound Legacy International LTD.

4.83	Secured Promissory Note dated December 31, 2003 between SPEEDCOM Wireless Corporation and North Sound Legacy Fund LLC.

4.84	Form of Promissory Note dated April 13, 2005 in the amount of $40,000 issued between SPEEDCOM and two separate and individual note holders(6)

4.85	Form of Promissory Note dated April 13, 2005 in the amount of $6,500 issued between SPEEDCOM and two separate and individual note holders(6)

4.86	Form of Promissory Note dated April 13, 2005 in the amount of $25,000 issued between SPEEDCOM and two separate and individual note holders(6)

23.1	Consent of Certified Public Accountants(7)

31.1	Certification pursuant to Sarbanes-Oxley Section 302(7)

32.1	Certification pursuant to 18 U.S.C. Section 1350(7)

(1)	Incorporated by reference to the Form 10-QSB filed May 14, 2001.
(2)	Incorporated by reference to the Form 8-K filed July 2, 2001.
(3)	Incorporated by reference to the Form S-3 filed September 18, 2001.
(4)	Incorporated by reference to the Form 8-K filed June 17, 2003.
(5)	Incorporated by reference to the Form 8-K filed December 3, 2003.
(6)	Incorporated by reference to Form 10-KSB filed April 15, 2005.
(7)	Filed as an exhibit to this report on this Amendment to Form 10-KSB for the year ended December 31, 2004.