Form 10QSB
period 2005-06-30
SP Holding CORP
filed 2005-08-03
CIK 1014343

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDING JUNE 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

Commission file number 0-21061

SP Holding Corporation

(FORMERLY SPEEDCOM WIRELESS CORPORATION)

(Name of Small Business Issuer in its Charter)

Delaware	58-2044990
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2361 Campus Drive Suite 101 Irvine, CA 92612	(941) 907-2361
(Address of Principal Executive Offices)	(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

The number of shares of the issuer’s common stock outstanding as of July 31, 2005 was 131,722,091

Transitional small business disclosure format (check one):    Yes  ☐    No  ☒

SP HOLDING CORPORATION

FORM 10-QSB FOR THE PERIOD ENDED JUNE 30, 2005

Index

	PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements
	Balance Sheets as of June 30, 2005 and December 31, 2004	3
	Statements of Operations for the three and six months ended June 30, 2005 and 2004 and for the period from January 1, 2004 (inception) through June 30, 2005	4
	Statements of Changes in Stockholders’ Deficit from the development stage January 1, 2004 (inception) through June 30, 2005	5
	Statements of Cash Flows for the six months ended June 30, 2005 and 2004 and from the development stage January 1, 2004 (inception) through June 30, 2005	6
	Notes to Financial Statements	7
Item 2.	Management’s Discussion and Analysis	12
Item 3.	Controls and Procedures	13
	PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	14
Item 2.	Recent Sales of Unregistered Securities	14
Item 4.	Submission of Matters to a Vote of Security Holders	14
Item 6.	Exhibits	14

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

SP HOLDING CORPORATION

BALANCE SHEETS

(A Development Stage Enterprise)

(Unaudited)

	June 30, 2005	December 31, 2004
Assets
Current assets:
Cash	$2,568	$5,614

Total current assets	2,568	5,614

Total assets	$2,568	$5,614

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$32,154	$107,568
Accrued expenses	2,000	5,000
Accrued interest	5,775	—
Due to related parties	176,000	80,000

Total current liabilities	215,929	192,568

Preferred stock, $4.50 stock liquidation value per share, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Stockholders’ deficit:
Common stock, $.001 par value, 500,000,000 shares authorized,131,722,091 and 126,867,249 shares issued and outstanding, respectively	131,722	126,867
Additional paid-in capital	24,980,882	24,892,017
Accumulated deficit	(16,571,559)	(16,571,559)
Deficit accumulated during the development stage	(8,754,406)	(8,634,279)

Total stockholders’ deficit	(213,361)	(186,954)

Total liabilities and stockholders’ deficit	$2,568	$5,614

The accompanying notes are an integral part of these financial statements.

SP HOLDING CORPORATION

STATEMENTS OF OPERATIONS

(A Development Stage Enterprise)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Inception to Date from entering Development Stage January 1, 2004 to
	2005	2004	2005	2004	June 30, 2005
Net revenues	$—	$—	$—	$—	$—
Cost of goods sold	—	—	—	—	—

Gross margin	—	—	—	—	—
Operating expenses:
General and administrative	50,808	90,028	75,951	210,893	560,035

	50,808	90,028	75,951	210,893	560,035

Loss from operations	(50,808)	(90,028)	(75,951)	(210,893)	(560,035)

Other (expense) income:
Interest expense	(3,353)	—	(5,775)	(3,040)	(8,815)
Interest income	—	12	—	12	17
Warrant expense			(51,042)		(51,042)
Gain on extinguishment of debt, net			(9,641)	322,224	1,259,992
Loss on marketable securities		(147,403)		(4,475,542)	(4,475,542)
Income (expense)	3,000	(5,811)	3,000	(30,392)	(27,392)

	(353)	(153,201)	(44,176)	(4,186,738)	(3,302,782)

Net loss	$(51,161)	$(243,229)	$(120,127)	$(4,397,631)	$(3,862,817)

Loss per common share:

Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.04)

Weighted average shares used in computing basic and diluted loss per common share	131,722,091	115,367,249	130,227,879	99,284,115

The accompanying notes are an integral part of these financial statements.

SP HOLDING CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD JANUARY 1, 2004 (INCEPTION) TO JUNE 30, 2005

(A Development Stage Enterprise)

(Unaudited)

	Common Stock Shares	Common Stock Amount	Preferred Stock Shares	Preferred Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Deficit accumulated through development stage 1/1/04 to 03/31/2005	Comprehensive Loss	Total
Balance at December 31, 2003	23,425,355	$23,425	3,835,554	$5,455,702	$18,597,310	$(16,571,559)	—	$(635,000)	$6,869,878

Conversion of preferred stock, dividends and registration penalty to common stock	76,868,961	76,869	(3,835,554)	(5,455,702)	5,542,802	—		—	163,969
In-kind dividends distributed		—	—	—	—		(4,891,589)	—	(4,891,589)
Conversion of amounts due to related parties, accrued expenses, notes payable and accounts payable to common stock	21,572,933	21,573	—	—	706,905	—		—	728,478
Issuance of common stock as settlement of lease obligation	5,000,000	5,000	—	—	45,000	—		—	50,000
Change in comprehensive loss		—	—	—	—	—		635,000	635,000
Net loss		—	—	—	—		(3,742,690)	—	(3,742,690)

Balance at December 31, 2004	126,867,249	$126,867	$—	$—	$24,892,017	$(16,571,559)	$(8,634,279)	$—	$(186,954)

Conversion of accounts payable to common stock	2,133,897	2,134			40,544				42,678
Issuance of shares for exchange of warrants for common stock	2,720,945	2,721			48,321				51,042
Net loss							(120,127)		(120,127)

Balance at June 30, 2005	131,722,091	$131,722	$—	$—	$24,980,882	$(16,571,559)	$(8,754,406)	$—	$(213,361)

The accompanying notes are an integral part of these financial statements.

SP HOLDING CORPORATION

STATEMENTS OF CASH FLOWS

(A Development Stage Enterprise)

(Unaudited)

	Six Months Ended June 30,		Inception to Date from entering Development Stage January 1, 2004 to June 30, 2005
	2005	2004
Operating activities
Net income (loss)	$(120,127)	$(4,397,631)	$(3,862,817)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	—		—
Warrant expense	51,042		51,042
Loss on marketable securities		4,475,542	4,475,542
Conversion inducement expense		11,911	11,911
Gain on conversion of accounts payable, accrued expenses and notes into common stock	(9,641)	(239,558)	(1,259,992)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets		65,205	65,205
Other assets		—	—
Accounts payable and accrued expenses	(26,095)	(21,095)	(181,933)
Accrued interest	5,775	—	5,775

Net cash provided by (used for) operating activities	(99,046)	105,626	(331,401)

Investing activities
Proceeds from sale of marketable securities	—	157,869	157,869

Net cash provided by investing activities	—	157,869	157,869

Financing activities
Proceeds from loans from related parties	96,000	—	176,000

Net cash provided by financing activities	96,000	—	176,000

Net increase in cash	(3,046)	52,243	2,468
Cash at beginning of period	5,614	100	100

Cash at end of period	$2,568	$52,343	$2,568

Supplemental Cash Flow Information:
Conversion of accounts payable, notes payable, and accrued expenses into common stock	$21,338	$524,121
Conversion of related party notes into common stock	—	$1,448,601
In-kind dividends distributed	—	$4,891,589

The accompanying notes are an integral part of these financial statements.

SP HOLDING CORPORATION,

A Development Stage Enterprise

NOTES TO FINANCIAL STATEMENTS

1. Business

SP HOLDING CORPORATION (“SPHC’ or the “Company”) was incorporated in Florida on March 16, 1994 and reincorporated in Delaware on September 26, 2000. On December 10, 2003, as SPEEDCOM Wireless Corporation, the Company sold its operating assets and transferred substantially all of its operating liabilities to P-com, Inc. (“P-com”). Subsequent to the sale, the Company became a non-operating public shell company. On June 15, 2005, the Company’s shareholders approved an amendment to the Company’s Articles of Incorporation changing the name of the Company to SP Holding Corporation.

On January 1, 2004, the Company entered into a Development Stage Enterprise, due to the sale of its assets as discussed above. The Company plans to operate as a Development Stage Enterprise while it explores other business opportunities.

2. Basis of Presentation

The accompanying financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. The accompanying financial statements should be read in conjunction with the Company’s annual financial statements and notes thereto included in the Company’s Form 10-KSB for the year ended December 31, 2004, as amended.

In the opinion of management, the financial statements reflect all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for those periods presented. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

The accompanying financial statements are prepared on a going-concern basis, which assumes that SPHC will realize its assets and discharge its liabilities in the normal course of business. However, SPHC has no operations and its projected cash flows for 2005 are currently projected to be insufficient to discharge its remaining liabilities, without funding from other sources. These conditions raise substantial doubt as to the ability of SPHC to continue as a going concern.

Management’s plans for this uncertainty include curtailing expenses and raising additional capital from external sources. In addition, management intends to use their best efforts to continue as a separate public entity and identify a merger candidate. There can be no assurance that management will be successful in these plans. Accordingly, the accompanying financial statements do no include any adjustments that may arise from the uncertainty surrounding SPHC’s ability to continue as a going concern.

3. Summary of Significant Accounting Policies

Cash and Equivalents

The Company considers instruments having an original maturity of three months or less to be cash equivalents for purposes of the statement of cash flows.

SP HOLDING CORPORATION,

A Development Stage Enterprise

NOTES TO FINANCIAL STATEMENTS

Financial Instruments

SPHC’s significant financial instruments include cash, accounts payable and notes payable. SPHC believes that the carrying value of financial instruments in the accompanying balance sheets approximate their respective fair values.

Income Taxes

SPHC follows the liability method of accounting for income taxes in accordance with SFAS No. 109, ACCOUNTING FOR INCOME TAXES (“SFAS 109”). Under SFAS 109, deferred income taxes are recorded based upon differences between the financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to affect taxable income. Valuation allowances against the carrying value of net deferred tax assets are recorded when management determines that recoverability of such amounts is not reasonably assured.

Comprehensive Income (Loss)

Under SFAS No. 130, REPORTING COMPREHENSIVE INCOME (“SFAS 130”), SPHC is required to display comprehensive income and its components as part of our financial statements. The Company did not have any items of comprehensive income or loss for the six month periods ended June 30, 2005 or 2004.

Stock Based Compensation

SPHC accounts for employee stock-based compensation using the intrinsic method in accordance with Accounting Principles Board No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES (“APB 25”), and related interpretations. Accordingly, in cases where exercise prices for stock option grants equal or exceed the trading market value of the stock at the date of grant, SPHC recognizes no compensation expense. In cases where exercise prices are less than the fair value of the stock at the date of grant, compensation is recognized over the period of performance or the vesting period. SPHC accounts for non-employee stock-based compensation using the trading market price for common stock and the Black-Scholes valuation model for stock options and warrants, in accordance with SFAS No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION (“SFAS 123”), as revised.

The following table reflects supplemental financial information related to stock-based employee compensation, as required by SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION – TRANSITION AND DISCLOSURE (“SFAS 148”).

	Three Months Ended June 30,,		Six Months Ended June 30,,
	2005	2004	2005	2004
Stock-based employee compensation costs used in the determination of net income (loss) attributable to common stockholders, as reported	$—	$—	$—	$—

Income (loss) attributable to common stockholders, as reported	$(51,161)	$(243,229)	$(120,127)	$(4,397,632)
Stock-based employee compensation costs that would have been included in the determination of net income (loss) if the fair value method (SFAS 123) had been applied to all awards	—	—	—	—

Unaudited pro forma net income (loss) attributable to common stockholders, as if the fair value method had been applied to all awards	$(51,161)	$(243,229)	$(120,127)	$(4,397,632)

Net income (loss) attributable to common stockholders per common share, as reported	$(0.00)	$(0.00)	$(0.00)	$(0.04)

Unaudited pro forma net income (loss) attributable to common stockholders per common share, as if the fair value method had been applied to all awards	$(0.00)	$(0.00)	$(0.00)	$(0.04)

At June 30, 2005, SPHC had 3,000,000 shares of common stock reserved for issuance under employee incentive stock bonus, purchase or option plans. One plan, initiated in July 1998, reserved 2,000,000 shares, and another plan, initiated in September 2000, reserved 1,000,000 shares. Additional options of 874,892 are outstanding outside these two plans to former executive officers. All full time employees were eligible for both plans. Plan options have a term of 5 years and vest 25% annually on the employee’s anniversary date over a four-year period. As of June 30, 2005 there were 2,713,000 shares unissued under both plans.

SP HOLDING CORPORATION,

A Development Stage Enterprise

NOTES TO FINANCIAL STATEMENTS

Employee stock option activity was as follows during the six months ended June 30, 2005:

	Options	Weighted Average Exercise Price
Outstanding – December 31, 2004	1,161,892	$2.65
Granted at market price	—	—
Exercised	—	—
Expired or cancelled	—	—

Outstanding – June 30, 2005	1,161,892	$2.65

Exercisable as of June 30, 2005	1,161,892	$2.65

The range of exercise prices of outstanding options at June 30, 2005 is $0.26 through $3.23. The weighted average remaining contractual life of the options as of June 30, 2005 is 1.28 years.

Pro forma information regarding SPHC’s stock option grants is presented above. The fair market value for these options was estimated at the date of grant using the Black-Scholes option-pricing model. In order to calculate the fair value, the following assumptions were made: the expected dividend payment rate used was zero, the expected option life used was five years, the volatility used was 1.26 and the risk free interest rate was assumed to be 2.96%. Because the options have a four-year vesting period, the pro forma effect shown is not reflective of the reported net earnings or losses in future years.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.

Net Income (Loss) Per Share

SPHC has applied the provisions of SFAS No. 128, EARNINGS PER SHARE (“SFAS 128”), which establishes standards for computing and presenting earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net earnings (loss) by the weighted average number of shares outstanding for the period. The calculation of diluted earnings per share includes the effect of dilutive common stock equivalents. Dilutive earnings per share have not been computed since the effects of such potential shares would be antilutive.

Use Of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

4. Accrued Expenses

A summary of accrued expenses at June 30, 2005 and December 31, 2004 is as follows:

	June 30, 2005	December 31, 2004
Accrued interest	$5,775	$—
Other	2,000	5,000

	$7,775	$5,000

SP HOLDING CORPORATION,

A Development Stage Enterprise

NOTES TO FINANCIAL STATEMENTS

5. Related Party Transactions

Due to Related Parties

During the six months ended June 30, 2005, certain of SPHC’s shareholders loaned the Company an additional $96,000 through the issuance of promissory notes bearing interest at 8% per annum. The balance due to shareholders at June 30, 2005 is $176,000. The Company plans satisfy these outstanding obligations through the issuance of common stock, preferred stock, warrants or any combination thereof.

Related Party Interest Expense

Interest expense recorded during the three and six months ended June 30, 2005 and 2004 related to related party notes, loans and other balances was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Interest Expense on shareholder loans	$3,353	$—	$5,775	$3,043

Related Party Consulting Fees

From time to time, SPHC utilizes the services of a consulting firm where SPHC’s Chief Executive Officer and Acting Chief Financial Officer is a managing partner. The following table represents consulting fees paid or accrued to this firm for the three and six months ended June 30, 2005.

	Three Months Ended June 30,,		Six Months Ended June 30,,
	2005	2004	2005	2004
Consulting Fees to related parties	$15,000	$15,000	$15,000	$35,000

6. Stockholders’ Equity

These matters relate to common stock issuances and common stock warrant activity during the six months ended June 30, 2005:

In February 2005, SPHC converted $21,338.97 of accounts payable into 2,133,897 shares of common stock. The Company recorded expense of $21,340 related to the issuance of common stock.

In March 2005, SPHC converted its Series A warrants and Bridge Loan warrants into 2,720,945 restricted common shares through an exchange agreement with its Series A and Bridge Loan warrant holders, effectively eliminating all remaining derivatives issued during SPHC’s June and August 2001 private placement financings.

Non-employee Common Stock Warrants:

As of June 30, 2005, SPHC had 150,000 warrants outstanding with an exercise price of $6.00 per share. The warrants expire on March 31, 2006.

Antidilution Provisions

Under the anti-dilution provisions of our preferred stock, if SPHC issues common stock or common stock equivalents at a purchase price, conversion price, or warrant or option exercise price that is less than the lesser of the current preferred stock conversion price of $1.125 per share or the current market price, the conversion price of the preferred stock will be reduced using a customary weighted average basis formula. In February 2004, SPHC converted all of its 3,835,554 shares of preferred stock, dividends and registration penalty due to the preferred stockholders into 76,868,961 shares of SPHC common stock.

Under the anti-dilution provisions of 7,160,810 (as adjusted) warrants issued in August 2001, (1) the exercise price will be lowered to equal the purchase price, conversion price, or warrant or option exercise price for any common stock or common

SP HOLDING CORPORATION,

A Development Stage Enterprise

NOTES TO FINANCIAL STATEMENTS

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

7. Subsequent Events

Due to Related Parties

On July 22, 2005, certain shareholders provided an additional $210,000, through the issuance of promissory notes bearing interest at 8% per annum. The Company plans satisfy these shareholder obligations through the issuance of common stock, preferred stock, warrants or any combination thereof.

SP HOLDING CORPORATION,

A Development Stage Enterprise

NOTES TO FINANCIAL STATEMENTS

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

The quarterly financial statements are prepared on a going-concern basis, which assumes that SPHC will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, SPHC incurred operating losses of approximately $120,000 for the six months ended June 30, 2005 and anticipates that it will continue to incur losses until a merger candidate is identified and SPHC assumes its operations. In addition, SPHC’s cash flows for the remainder of 2005 are currently projected to be insufficient to finance SPHC, without funding from other sources. These conditions raise substantial doubt as to the ability of SPHC to continue its normal business as a going concern.

Management’s plans for this uncertainty include curtailing expenses and raising additional capital from external sources. In addition, management intends to use their best efforts to continue as a separate public entity and identify a merger candidate. There can be no assurance that management will be successful in these plans. Accordingly, the accompanying financial statements do no include any adjustments that may arise from the uncertainty surrounding SPHC’s ability to continue as a going concern.

Results of Operations

Three Months Ended June 30, 2005 and June 30, 2004

General and Administrative Expenses decreased to $50,808 for the three months ended June 30, 2005 from $90,029 for the three months ended June 30, 2004. The decrease in expenses in the 2005 period represents lower costs for consulting, legal and accounting expenses due to reduced efforts and decreased activities.

Interest expense increased to $3,353 for the three months ended June 30, 2005 from none for the three months ended June 30, 2004. Interest expense the 2005 period is related to shareholder notes that were outstanding.

Net loss decreased to $51,161 for the three months ended June 30, 2005 from $243,230 for the three months ended June 30, 2004. The decrease in the 2005 period is related primarily to non-recurring expenses in the 2004 period, as described above.

Six Months Ended June 30, 2005 and June 30, 2004

General and Administrative Expenses decreased to $75,951 for the six months ended June 30, 2005 from $210,903 for the six months ended June 30, 2004. The decrease in expenses in the 2005 period represents lower costs for consulting, legal and accounting expenses due to reduced efforts and decreased activities.

Interest expense increased to $5,775 for the six months ended June 30, 2005 from $3,040 for the six months ended June 30, 2004. Interest expense in both periods is related to shareholder notes that were outstanding in the periods.

During the six months ended June 30, 2005, the Company valued the issuance of the shares underlying the exchange of its Series A and Bridge Loan Warrants for 2,720,945 shares of restricted common stock for $51,042.

Gain on extinguishments of debt decreased to $9,641 for the six months ended June 30, 2005 from $322,224 for the six months ended June 30, 2004. The decrease in the 2005 period is related to the efforts of the Company during the 2004 period to reduce the historical accounts payable through negotiations and issuance of common stock in exchange for payment.

In the six months ended June 30, 2004, realized loss on marketable securities amounted to approximately $4,476,000. This loss was due to the market price decline of P-Com common stock from $0.15 from the date of the asset sale to $0.08 on the date of the dividend distribution and an average of $0.07 on the various dates of sale of P-Com common stock made by SPHC in order to generate cash for the remaining overhead expenses of the company and stockholders.

SP HOLDING CORPORATION,

A Development Stage Enterprise

NOTES TO FINANCIAL STATEMENTS

Net loss decreased to $120,127 for the six months ended June 30, 2005 from $4,397,632 for the six months ended June 30, 2004. The decrease in the 2005 period is related primarily to non-recurring expenses in the 2004 period, as described above.

Taxes

At June 30, 2005, SPHC had net operating loss carryforwards (NOLs) for federal income tax purposes of approximately $22,000,000. The NOLs expire at various dates through the year 2024. Utilization of the Company’s net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such annual limitation could result in the expiration of the net operating loss before utilization.

SPHC utilized net tax operating loss carry forwards to offset regular Federal and State taxable income for the year ended December 31, 2004. The net tax asset associated with the net operating loss carry forwards had been fully reserved in previous reporting periods and, accordingly, there were no income taxes for the year ended December 31, 2004. For purposes of Federal Alternative Minimum Taxes (AMT), the utilization of AMT net operating loss carry forwards is generally limited to ninety percent of AMT taxable income. However, at the time of filing, SPHC intended to qualify the sale to P-Com as a tax-free reorganization under Internal Revenue Code Section 368(a)(1)(C). Management has determined that it is no longer able to qualify the sale to P-Com as a tax-free reorganization, and is taking steps to satisfy the AMT of approximately $175,000.

Liquidity and Capital Resources

SPHC’s financial statements are prepared on a going-concern basis, which assumes that SPHC will realize its assets and discharge its liabilities in the normal course of business. However, SPHC’s cash flows for 2005 are currently projected to be insufficient to finance projected operations, without funding from other sources. These conditions raise substantial doubt as to the ability of SPHC to continue as a going concern.

Management’s plans for this uncertainty include curtailing expenses and raising additional capital from external sources. Management will also liquidate some or all of the P-Com common stock. In addition, management intends to use their best efforts to continue as a separate public entity and identify a merger candidate. There can be no assurance that management will be successful in these plans. Accordingly, the accompanying financial statements do no include any adjustments that may arise from the uncertainty surrounding SPHC’s ability to continue as a going concern.

During the six months ended June 30, 2005, SPHC used approximately $99,000 of cash for operating activities. This was primarily due to SPHC’s operating loss that amounted to approximately $25,000 for the six months ended June 30, 2005 and gain on conversion of accounts payable, accrued expenses and notes into common stock, partially offset by and the loss on marketable securities of approximately $30,980 and non-cash expenses related to the issuance of common stock in exchange for warrants of approximately $51,000. Cash provided by investing activities amounted to approximately $96,000 for the six months ended June 30, 2005. SPHC does not have any commitments for capital expenditures or leasing commitments in the future. As of June 30, 2005, SPHC had cash of approximately $2,600. On July 22, 2005, the Company entered into loan agreements where it raised $210,000 in cash.

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, SPEEDCOM carried out an evaluation of the effectiveness of the design and operation of SPHC’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of SPHC’s management, including SPHC’s Chief Financial Officer, who concluded that SPHC’s disclosure controls and procedures are effective. There have been no significant changes in SPHC’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date SPHC carried out its evaluation.

SP HOLDING CORPORATION,

A Development Stage Enterprise

NOTES TO FINANCIAL STATEMENTS

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in SPHC’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in SPHC’s reports filed under the Exchange Act is accumulated and communicated to management, including SPHC’s Chief Financial Officer, to allow timely decisions regarding required disclosure

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are engaged from time to time in legal proceedings, none of which are expected to have a material effect on our business.

Item 2. Recent Sales of Unregistered Securities

During the six months ended June 30, 2005, SPHC sold the following securities, which were not registered under the Securities Act. The purchases and sales were exempt pursuant to Section 4(2) of the Securities Act (and/or Regulation D promulgated thereunder) as transactions by an issuer not involving a public offering, where the purchasers represented their intention to acquire the securities for investment only, not with a view to distribution, and received or had access to adequate information about the registrant.

None.

Item 4. Submission of Matters to a Vote of Security Holders

On June 15, 2005, the following resolutions were approved as submitted to the Company’s shareholders by Information Statement on May 19, 2005:

1. Amendment to our Restated Certificate of Incorporation to change our corporate name from SPEEDCOM Wireless Corporation to SP Holding Corporation; and

2. Authorization of a reverse split of the shares of our common stock to be effected in the next twelve months in an amount equal to 1-for-200, 1-for-250 or 1-for-300, as determined in the sole discretion of our board of directors; and

3. Amendment to our Restated Certificate of Incorporation to allow for action of stockholders by written consent as permitted by Section 228 of the Delaware General Corporation Law; and

4. Amendedment our Restated Certificate of Incorporation to declassify the Board so that all directors are elected annually.

Item 6. Exhibits

(a)	Exhibits

The exhibits in the accompanying Exhibit Index are filed as part of this Quarterly Report on Form 10-QSB.

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SP HOLDING CORPORATION

/s/ Mark Schaftlein Mark Schaftlein	Chief Financial Officer and acting Chief Executive Officer	August 2, 2005

Exhibit Index Number	Description
2	Plan of acquisition, reorganization, arrangement, liquidation, or succession.
2.1(4)	Asset Purchase Agreement between SPEEDCOM Wireless Corporation and P-Com, Inc.
3	Articles of incorporation and bylaws.
3.1(5)	Amended and Restated Certificate of Incorporation of SPEEDCOM Wireless Corporation.
3.2(1)	Amended and Restated Bylaws of SPEEDCOM Wireless Corporation.
4	Instruments defining the rights of securities holders, including indentures.
4.8(2)	Warrant No. W-1 to Purchase 146,667 Shares of Common Stock issued to S.A.C. Capital Associates, LLC.
4.9(2)	Warrant No. W-2 to Purchase 73,333 Shares of Common Stock issued to SDS Merchant Fund, L.P.
4.10(2)	Warrant No. W-3 to Purchase 220,000 Shares of Common Stock issued to Oscar Private Equity Investments, L.P.
4.11(2)	Warrant No. W-4 to Purchase 73,333 Shares of Common Stock issued to Bruce Sanguinetti.
4.12(3)	Purchase Agreement, dated August 23, 2001, by and among SPEEDCOM Wireless Corporation and the Purchasers, as defined.
4.13(3)	Registration Rights Agreement, dated August 23, 2001, by and among SPEEDCOM Wireless Corporation and the Purchasers, as defined.
4.14(3)	Form of Series A Warrant of SPEEDCOM Wireless Corporation dated August 23, 2001.
4.15(3)	Form of Series B Warrant of SPEEDCOM Wireless Corporation dated August 23, 2001.
4.16(3)	Settlement Agreement between SPEEDCOM Wireless Corporation and I.W. Miller Group, Inc. dated June 25, 2001.
4.81(6)	Secured Promissory Note dated December 31, 2003 between SPEEDCOM Wireless Corporation and North Sound Legacy Institutional Fund LLC.
4.82(6)	Secured Promissory Note dated December 31, 2003 between SPEEDCOM Wireless Corporation and North Sound Legacy International LTD.
4.83(6)	Secured Promissory Note dated December 31, 2003 between SPEEDCOM Wireless Corporation and North Sound Legacy Fund LLC.
4.84(6)	Form of Promissory Note dated April 13, 2005 in the amount of $40,000 issued between SPEEDCOM and two separate and individual note holders
4.85(6)	Form of Promissory Note dated April 13, 2005 in the amount of $6,500 issued between SPEEDCOM and two separate and individual note holders
4.86(6)	Form of Promissory Note dated April 13, 2005 in the amount of $25,000 issued between SPEEDCOM and two separate and individual note holders
4.87	Form of Promissory Note dated July 22, 2005 in the amounts of a) $50,000 issued between SPHC and three separate and individual note holders, and b) $60,000 issued between SPHC and one separate and individual note holder
23.1(6)	Consent of Certified Public Accountants
31.1	Certification pursuant to Sarbanes-Oxley Section 302
32.1	Certification pursuant to 18 U.S.C. Section 1350

(1)	Incorporated by reference to the Form 10-QSB filed May 14, 2001.
(2)	Incorporated by reference to the Form 8-K filed July 2, 2001.
(3)	Incorporated by reference to the Form S-3 filed September 18, 2001.
(4)	Incorporated by reference to the Form 8-K filed June 17, 2003.
(5)	Incorporated by reference to the Form 8-K filed December 3, 2003.
(6)	Incorporated by reference to the Form 10K-SB for the year ended December 31, 2004