Form 10QSB
period 2005-09-30
SP Holding CORP
filed 2005-11-14
CIK 1014343

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDING SEPTEMBER 30, 2005

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

The number of shares of the issuer’s common stock outstanding as of November 14, 2005 was 131,722,091

Transitional small business disclosure format (check one):    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

SP HOLDING CORPORATION

FORM 10-QSB FOR THE PERIOD ENDED SEPTEMBER 30, 2005

Index

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements
	Balance Sheets as of September 30, 2005 and December 31, 2004	3
	Statements of Operations for the three and nine months ended September 30, 2005 and 2004 and from the development stage January 1, 2004 (inception) through September 30, 2005	4
	Statements of Changes in Stockholders’ Deficit from the development stage January 1, 2004 (inception) through September 30, 2005	5
	Statements of Cash Flows for the nine months ended September 30, 2005 and 2004 and from the development stage January 1, 2004 (inception) through September 30, 2005	6
	Notes to Financial Statements	8
Item 2.	Management’s Discussion and Analysis	13
Item 3.	Controls and Procedures	15
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	16
Item 2.	Recent Sales of Unregistered Securities	16
Item 4.	Submission of Matters to a Vote of Security Holders	16
Item 6.	Exhibits	16

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

SP HOLDING CORPORATION

BALANCE SHEETS

as of September 30, 2005 and December 31, 2004

(A Development Stage Enterprise)

(Unaudited)

	September 30, 2005	December 31, 2004
Assets
Current assets:
Cash	$9,559	$5,614

Total current assets	9,559	5,614

Total assets	$9,559	$5,614

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$38,831	$107,568
Accrued expenses	2,500	5,000
Accrued interest	12,686	—
Due to related parties	386,000	80,000

Total current liabilities	440,017	192,568

Stockholders’ deficit:
Preferred stock, $4.50 stock liquidation value per share, 10,000,000 shares authorized, no shares outstanding	—	—
Common stock, $.001 par value, 500,000,000 shares authorized,131,722,091 and 126,867,249 shares issued, respectively	131,722	126,867
Additional paid-in capital	24,980,882	24,892,017
Accumulated deficit	(16,571,559)	(16,571,559)
Deficit accumulated during the development stage	(8,971,503)	(8,634,279)

Total stockholders’ deficit	(430,458)	(186,954)

Total liabilities and stockholders’ deficit	$9,559	$5,614

The accompanying notes are an integral part of these financial statements.

SP HOLDING CORPORATION

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(A Development Stage Enterprise)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Inception to Date from entering Development Stage January 1, 2004 to September 30, 2005
	2005	2004	2005	2004
Net revenues	$—	$—	$—	$—	$—
Cost of goods sold	—	—	—	—	—

Gross margin	—	—	—	—	—
Operating expenses:	—	—	—	—	—
General and administrative	35,060	87,177	111,011	298,070	595,095

	35,060	87,177	111,011	298,070	595,095

Loss from operations	(35,060)	(87,177)	(111,011)	(298,070)	(595,095)

Other (expense) income:
Interest expense	(6,912)	—	(12,687)	(3,040)	(15,727)
Interest income	—	5	—	17	17
Warrant expense	—	—	(51,042)	—	(51,042)
Gain on extinguishment of debt, net	2,762	—	12,403	322,224	1,262,754
Loss on marketable securities	—	—	—	(4,475,642)	(4,475,542)
Other expense	—	—	3,000	(30,392)	(27,392)

	(4,150)	5	(48,326)	(4,186,733)	(3,306,932)

Net loss before income tax	(39,210)	(87,172)	(159,337)	(4,484,803)	(3,902,027)

Income Taxes	(177,888)	—	(177,888)	—	(177,888)

Net Loss	$(217,098)	$(87,172)	$(337,225)	$(4,484,803)	$(4,079,915)

Loss per common share:

Basic	$(0.00)	$(0.00)	$(0.00)	$(0.04)

Weighted average shares used in computing basic	131,722,091	115,367,249	130,227,879	104,684,318

The accompanying notes are an integral part of these financial statements.

SP HOLDING CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD JANUARY 1, 2004 (INCEPTION) TO SEPTEMBER 30, 2005

(A Development Stage Enterprise)

(Unaudited)

	Common Stock Shares	Common Stock Amount	Preferred Stock Shares	Preferred Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Deficit accumulated through development stage 1/1/04 to 09/30/2005	Comprehensive Loss	Total
Balance at December 31, 2003	23,425,355	$23,425	3,835,554	$5,455,702	$18,597,310	$(16,571,559)	—	$(635,000)	$6,869,878

Conversion of preferred stock, dividends and registration penalty to common stock	76,868,961	76,869	(3,835,554)	(5,455,702)	5,542,802	—		—	163,969
In-kind dividends distributed	—	—	—	—	—		(4,891,589)	—	(4,891,589)
Conversion of amounts due to related parties, accrued expenses, notes payable and accounts payable to common stock	21,572,933	21,573	—	—	706,905	—		—	728,478
Issuance of common stock as settlement of lease obligation	5,000,000	5,000	—	—	45,000	—		—	50,000
Change in comprehensive loss	—	—	—	—	—	—		635,000	635,000
Net loss	—	—	—	—	—		(3,742,690)	—	(3,742,690)

Balance at December 31, 2004	126,867,249	126,867	—	—	24,892,017	(16,571,559)	(8,634,279)	—	(186,954)

Conversion of accounts payable to common stock	2,133,897	2,134			40,544				42,678
Issuance of shares for exchange of warrants for common stock	2,720,945	2,721			48,321				51,042
Net loss							(337,224)		(337,224)

Balance at September 30, 2005	131,722,091	$131,722	$—	$—	$24,980,882	$(16,571,559)	$(8,971,503)	$—	$(430,458)

The accompanying notes are an integral part of these financial statements.

SP HOLDING CORPORATION

STATEMENTS OF CASH FLOWS

(A Development Stage Enterprise)

(Unaudited)

	Nine Months Ended September 30,		Inception to Date from entering Development Stage January 1, 2004 to September 30, 2005
	2005	2004
Operating activities
Net income (loss)	$(337,225)	$(4,484,803)	$(4,079,915)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	—		—
Warrant expense	51,042	—	51,042
Loss on marketable securities		4,475,542	4,475,542
Conversion inducement expense		11,911	11,911
Gain on conversion of accounts payable, accrued expenses and notes into common stock	42,679	(239,558)	(1,207,672)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets		65,205	65,205
Other assets		—	—
Accounts payable and accrued expenses	(71,237)	23,925	136,791
Accrued interest	12,686	—	12,686

Net cash provided by (used for) operating activities	(302,055)	(147,778)	(534,410)

Investing activities
Proceeds from sale of marketable securities	—	157,869	157,869

Net cash provided by investing activities	—	157,869	157,869

Financing activities
Proceeds from loans from related parties	306,000	—	386,000

Net cash provided by financing activities	306,000	—	386,000

Net increase in cash	3,946	10,091	9,459
Cash at beginning of period	5,614	100	100

Cash at end of period	$9,559	$10,191	$9,559

	Nine Months Ended September 30,
	2005	2004
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—
Conversion of accounts payable, notes payable and accrued expenses into common stock	$21,338	$524,121
Conversion of accounts payable and notes payable due related parties including accrued interest into common stock	$—	$1,448,601
In-kind dividends distributed	$—	$4,891,589

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

On January 1, 2004, the Company entered the Development Stage, due to the sale of its assets as discussed above. The Company plans to operate as a Development Stage Enterprise while it explores other business opportunities.

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

In the opinion of management, the financial statements reflect all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for those periods presented. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

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

Marketable Securities

SPHC accounts for marketable securities in accordance with SFAS No. 115 ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. SPEEDCOM (SFAS 115) determines the proper classification of all marketable securities as held-to-maturity, available-for-sale, or trading at the time of purchase, and re-evaluates such classification as of each balance sheet date. Marketable securities at December 31, 2003 consisted of 63,500,000 shares of common stock of P-Com that were classified on that date as available-for-sale, and as a result were reported at fair value. Unrealized gains and losses were reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

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

Comprehensive Income (Loss)

Under SFAS No. 130, REPORTING COMPREHENSIVE INCOME (“SFAS 130”), SPHC is required to display comprehensive income and its components as part of our financial statements. The measurement and presentation of net income did not change. Comprehensive income comprises net income and other comprehensive income. Other comprehensive income includes certain changes in equity of SPHC that are excluded from net income. Specifically, SFAS 130 requires unrealized gains and losses on SPHC’s available for sale investments, that were reported in stockholder’s equity, to be included in accumulated other comprehensive income.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Stock-based employee compensation costs used in the determination of net income (loss) attributable to common stockholders, as reported	$—	$—	$—	$—

Income (loss) attributable to common stockholders, as reported	$(217,098)	$(87,172)	$(337,225)	$(4,484,803)
Stock-based employee compensation costs that would have been included in the determination of net income (loss) if the fair value method (SFAS 123) had been applied to all awards	—	—	—	—

Unaudited pro forma net income (loss) attributable to common stockholders, as if the fair value method had been applied to all awards	$(217,098)	$(87,172)	$(337,225)	$(4,484,803)

Net income (loss) attributable to common stockholders per common share, as reported	$(0.00)	$(0.00)	$(0.00)	$(0.04)

Unaudited pro forma net income (loss) attributable to common stockholders per common share, as if the fair value method had been applied to all awards	$(0.00)	$(0.00)	$(0.00)	$(0.04)

SP HOLDING CORPORATION,

A Development Stage Enterprise

NOTES TO FINANCIAL STATEMENTS

At September 30, 2005, SPHC had 3,000,000 shares of common stock reserved for issuance under employee incentive stock bonus, purchase or option plans. One plan, initiated in July 1998, reserved 2,000,000 shares, and another plan, initiated in September 2000, reserved 1,000,000 shares. Additional options of 874,892 are outstanding outside these two plans to former executive officers. All full time employees were eligible for both plans. Plan options have a term of 5 years and vest 25% annually on the employee’s anniversary date over a four-year period. As of September 30, 2005 there were 2,713,000 shares unissued under both plans.

Employee stock option activity was as follows during the nine months ended September 30, 2005:

	Options	Weighted Average Exercise Price
Outstanding—
Outstanding 12/31/2003	1,161,892	$2.65
Granted at market price	—	—
Exercised	—	—
Expired or cancelled	—	—

Outstanding – December 31, 2004	1,161,892	$2.65
Granted at market price	—	—
Exercised	—	—
Expired or cancelled	—	—

Outstanding – September 30, 2005	1,161,892	$2.65

Exercisable as of September 30, 2005	1,161,892	$2.65

The range of exercise prices of outstanding options at September 30, 2005 is $0.26 through $3.23. The weighted average remaining contractual life of the options as of September 30, 2005 is 1.02 years.

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

SP HOLDING CORPORATION,

A Development Stage Enterprise

NOTES TO FINANCIAL STATEMENTS

4. Accrued Expenses

A summary of accrued expenses at September 30, 2005 and December 31, 2004 is as follows:

	September 30, 2005	December 31, 2004
Accrued interest	$12,686	$—
Other	2,500	5,000

	$15,186	$5,000

5. Related Party Transactions

Due to Related Parties

During the nine months ended September 30, 2005, certain of SPHC’s shareholders loaned the Company an additional $304,000 through the issuance of promissory notes bearing interest at 8% per annum. The balance due to shareholders at September 30, 2005 is $386,000. The Company plans satisfy these outstanding obligations through the issuance of common stock, preferred stock, warrants or any combination thereof.

Related Party Interest Expense

Interest expense recorded during the three and nine months ended September 30, 2005 and 2004 related to related party notes, loans and other balances was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Interest Expense on shareholder loans	$6,912	$—	$12,687	$3,040

Related Party Consulting Fees

From time to time, SPHC utilizes the services of a consulting firm where SPHC’s Chief Executive Officer and Acting Chief Financial Officer is a managing partner. The following table represents consulting fees paid to this firm for the three and nine months ended September 30, 2005.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Consulting Fees to related parties	$15,000	$15,000	$30,000	$50,000

6. Stockholders’ Equity

These matters relate to common stock issuances and common stock warrant activity during the nine months ended September 30, 2005:

In February 2005, SPHC converted $21,338.97 of accounts payable into 2,133,897 shares of common stock. The Company recorded expense of $21,340 related to the issuance of common stock.

SP HOLDING CORPORATION,

A Development Stage Enterprise

NOTES TO FINANCIAL STATEMENTS

In March 2005, SPHC converted its Series A warrants and Bridge Loan warrants into 2,720,945 restricted common shares through an exchange agreement with its Series A and Bridge Loan warrant holders, effectively eliminating all remaining derivatives issued during SPHC’s June and August 2001 private placement financings.

Non-employee Common Stock Warrants:

As of September 30, 2005, SPHC had 150,000 warrants outstanding with an exercise price of $6.00 per share. The warrants expire on March 31, 2006.

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

7. Income Taxes

The Company paid $177,888 of income taxes due to the provisions of the alternative minimum tax for the sale of its assets to P-Com. The Company had planned to have such sale come under a tax free exchange under IRS code section 368(a)(1)(c), and therefore did not accrue any tax expense on the transaction.

8. Subsequent Events

Income Taxes Expense

In October 2005, the Company received a notice from the Internal Revenue Service advising of a potential additional tax for interest and penalties of $61,485 on the Federal Alternative Minimum tax payment that was made earlier in the year. The Company does not believe that the entire amount will be due and is negotiating with the IRS for a reduction of the penalties. The Company will record expense in the fourth quarter of 2005 related to this matter and will take necessary steps to resolve the payment through the issuance of shareholder loans.

Letter of Intent with Planetwide Games, Inc.

On November 10, 2005, the Company announced a Letter of Intent to enter into a definitive merger agreement where the Company will merge with Planetwide Games, Inc., a privately held innovative provider of branded online video games and proprietary software. Plantwide Games is based in Orange County California. Under the terms of the letter of intent, the Company will merge with Planetwide Games by issuing shares of its common stock in exchange for all outstanding shares of common stock of Planetwide Games and the assumption of Planetwide stock options and warrants. Upon completion of the transaction, SP Holding Corporation stockholders will own approximately 5% of the post-merger company and Planetwide Games stockholders will own approximately 95% of the post-merger company, on a fully diluted basis. The combined companies will be renamed Planetwide Games, Inc. and continue Planetwide Games’ current business.

SP HOLDING CORPORATION,

A Development Stage Enterprise

NOTES TO FINANCIAL STATEMENTS

The merger is expected to be tax-free to the stockholders of both companies. The closing of the transaction is subject to the execution of a definitive merger agreement and other customary closing conditions. Upon the closing of the transaction, it is anticipated that Planetwide Games will have no less than $5 million of cash on its balance sheet and the combined companies will be debt free, other than normal trade payables. SP Holding Corporation will affect a reverse stock split of 1-for-300, as approved by stockholders in June 2005.

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

The quarterly financial statements are prepared on a going-concern basis, which assumes that SPHC will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, SPHC incurred operating losses of approximately $338,000 for the nine months ended September 30, 2005 and anticipates that it will continue to incur losses until a merger candidate is identified and SPHC assumes its operations. In addition, SPHC’s cash flows for the remainder of 2005 are currently projected to be insufficient to finance SPHC, without funding from other sources. These conditions raise substantial doubt as to the ability of SPHC to continue its normal business as a going concern.

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

Results of Operations

Three Months Ended September 30, 2005 and September 30, 2004

General and Administrative Expenses decreased to $35,060 for the three months ended September 30, 2005 from $87,177 for the three months ended September 30, 2004. The decrease in expenses in the 2005 period represents lower costs for consulting, legal and accounting expenses due to reduced efforts and decreased activities.

Interest expense increased to $6,912 for the three months ended September 30, 2005 from none for the three months ended September 30, 2004. This is primarily related to shareholder notes that were outstanding.

Gain on extinguishment of debt increased by $2,762 for the three months ended September 30, 2005 from none for the three months ended September 30, 2004. The increase in the 2005 period is related to the write down of accounts payable items that the Company has deemed to not be due.

Income tax expense increased in the three months ended September 30, 2005 to $177,288 as a result of the payment of estimated Federal Alternative Minimum Taxes (AMT) on the sale to P-Com. The Company had previously intended to qualify the sale to P-Com as a tax-free reorganization under Internal Revenue Code Section 368(a)(1)(C), and accordingly had not recorded expense for this tax.

Net loss per common share increased to $217,098 for the three months ended September 30, 2005 from $87,172 for the three months ended September 30, 2004. The increase in the 2005 period is related primarily to non-recurring tax expenses in the 2005 period, as described above.

Nine Months Ended September 30, 2005 and September 30, 2004

General and Administrative Expenses decreased to $111,011 for the nine months ended September 30, 2005 from $298,080 for the nine months ended September 30, 2004. The decrease in expenses in the 2005 period represents lower costs for consulting, legal and accounting expenses due to reduced efforts and decreased activities.

Interest expense increased to $12,687 for the nine months ended September 30, 2005 from $3,040 for the nine months ended September 30, 2004. Interest expense in both periods is related to shareholder notes that were outstanding in the periods.

During the nine months ended September 30, 2005, the Company valued the issuance of the shares underlying the exchange of its Series A and Bridge Loan Warrants for 2,720,945 shares of restricted common stock for $51,042.

SP HOLDING CORPORATION,

A Development Stage Enterprise

NOTES TO FINANCIAL STATEMENTS

Gain on extinguishments of debt decreased to $12,403 for the nine months ended September 30, 2005 from $322,224 for the nine months ended September 30, 2004. The decrease in the 2005 period is related to the efforts of the Company during the 2004 period to reduce the historical accounts payable through negotiations and issuance of common stock in exchange for payment.

In the nine months ended September 30, 2004, realized loss on marketable securities amounted to approximately $4,476,000. This loss is due to the market price decline of P-Com common stock from $0.15 from the date of the asset sale to $0.08 on the date of the dividend distribution and an average of $0.07 on the various dates of sale of P-Com common stock made by SPHC in order to generate cash for the remaining overhead expenses of the company.

Income tax expense increased in the nine months ended September 30, 2005 to $177,288 as a result of the payment of estimated Federal Alternative Minimum Taxes (AMT) on the sale to P-Com. The Company had previously intended to qualify the sale to P-Com as a tax-free reorganization under Internal Revenue Code Section 368(a)(1)(C), and accordingly had not recorded expense for this tax.

Net loss per common share decreased to $337,225 for the nine months ended September 30, 2005 from $4,484,803 for the nine months ended September 30, 2004. The decrease in the 2005 period is related primarily to non-recurring expenses in the 2004 period, as described above.

Taxes

At September 30, 2005, SPHC had net operating loss carryforwards (NOLs) for federal income tax purposes of approximately $22,000,000. The NOLs expire at various dates through the year 2024. Utilization of the Company’s net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such annual limitation could result in the expiration of the net operating loss before utilization.

SPHC utilized net tax operating loss carry forwards to offset regular Federal and State taxable income for the year ended December 31, 2004. The net tax asset associated with the net operating loss carry forwards had been fully reserved in previous reporting periods and, accordingly, there were no income taxes for the year ended December 31, 2004. For purposes of Federal Alternative Minimum Taxes (AMT), the utilization of AMT net operating loss carry forwards is generally limited to ninety percent of AMT taxable income. However, at the time of filing, SPHC intended to qualify the sale to P-Com as a tax-free reorganization under Internal Revenue Code Section 368(a)(1)(C). Management determined that it was no longer able to qualify the sale to P-Com as a tax-free reorganization, and made a tax payment in the third quarter of 2005 in the amount of $177,888 to satisfy the AMT obligation.

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

During the nine months ended September 30, 2005, SPHC used approximately $302,055w of cash for operating activities. This was primarily due to SPHC’s operating loss that amounted to approximately $337,000 for the nine months ended September 30, 2005, including the payment of tax as described above in the amount of $177,888, and gain on conversion of accounts payable, accrued expenses and notes into common stock, partially offset by and the loss on marketable securities of approximately $30,980 and non-cash expenses related to the issuance of common stock in exchange for warrants of approximately $51,000. Cash provided by investing activities amounted to approximately $306,000 for the nine months ended September 30, 2005. SPHC does not have any commitments for capital expenditures or leasing commitments in the future. As of September 30, 2005, SPHC had cash of approximately $9,500.

SP HOLDING CORPORATION,

A Development Stage Enterprise

NOTES TO FINANCIAL STATEMENTS

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

Item 2. Recent Sales of Unregistered Securities

During the nine months ended September 30, 2005, SPHC sold the following securities, which were not registered under the Securities Act. The purchases and sales were exempt pursuant to Section 4(2) of the Securities Act (and/or Regulation D promulgated thereunder) as transactions by an issuer not involving a public offering, where the purchasers represented their intention to acquire the securities for investment only, not with a view to distribution, and received or had access to adequate information about the registrant.

None.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to the vote of the Security Holders during the three months ended September 30, 2005.

Item 6. Exhibits

(a) Exhibits

The exhibits in the accompanying Exhibit Index are filed as part of this Quarterly Report on Form 10-QSB.

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SP HOLDING CORPORATION

/s/ Mark Schaftlein	November 14, 2005
Mark Schaftlein
Chief Financial Officer and acting Chief Executive Officer

Exhibit Number	Index Description
2	Plan of acquisition, reorganization, arrangement, liquidation, or succession.
2.1(4)	Asset Purchase Agreement between SPEEDCOM Wireless Corporation and P-Com, Inc.
3	Articles of incorporation and bylaws.
3.1(5)	Amended and Restated Certificate of Incorporation of SPEEDCOM Wireless Corporation.
3.2(1)	Amended and Restated Bylaws of SPEEDCOM Wireless Corporation.
4	Instruments defining the rights of securities holders, including indentures.
4.8(2)	Warrant No. W-1 to Purchase 146,667 Shares of Common Stock issued to S.A.C. Capital Associates, LLC.
4.9(2)	Warrant No. W-2 to Purchase 73,333 Shares of Common Stock issued to SDS Merchant Fund, L.P.
4.10(2)	Warrant No. W-3 to Purchase 220,000 Shares of Common Stock issued to Oscar Private Equity Investments, L.P.
4.11(2)	Warrant No. W-4 to Purchase 73,333 Shares of Common Stock issued to Bruce Sanguinetti.
4.12(3)	Purchase Agreement, dated August 23, 2001, by and among SPEEDCOM Wireless Corporation and the Purchasers, as defined.
4.13(3)	Registration Rights Agreement, dated August 23, 2001, by and among SPEEDCOM Wireless Corporation and the Purchasers, as defined.
4.14(3)	Form of Series A Warrant of SPEEDCOM Wireless Corporation dated August 23, 2001.
4.15(3)	Form of Series B Warrant of SPEEDCOM Wireless Corporation dated August 23, 2001.
4.16(3)	Settlement Agreement between SPEEDCOM Wireless Corporation and I.W. Miller Group, Inc. dated June 25, 2001.
4.81(6)	Secured Promissory Note dated December 31, 2003 between SPEEDCOM Wireless Corporation and North Sound Legacy Institutional Fund LLC.
4.82(6)	Secured Promissory Note dated December 31, 2003 between SPEEDCOM Wireless Corporation and North Sound Legacy International LTD.
4.83(6)	Secured Promissory Note dated December 31, 2003 between SPEEDCOM Wireless Corporation and North Sound Legacy Fund LLC.
4.84(6)	Form of Promissory Note dated April 13, 2005 in the amount of $40,000 issued between SPEEDCOM and two separate and individual note holders
4.85(6)	Form of Promissory Note dated April 13, 2005 in the amount of $6,500 issued between SPEEDCOM and two separate and individual note holders
4.86(6)	Form of Promissory Note dated April 13, 2005 in the amount of $25,000 issued between SPEEDCOM and two separate and individual note holders
23.1(6)	Consent of Certified Public Accountants
31.1	Certification pursuant to Sarbanes-Oxley Section 302
32.1	Certification pursuant to 18 U.S.C. Section 1350

(1)	Incorporated by reference to the Form 10-QSB filed May 14, 2001.
(2)	Incorporated by reference to the Form 8-K filed July 2, 2001.
(3)	Incorporated by reference to the Form S-3 filed September 18, 2001.
(4)	Incorporated by reference to the Form 8-K filed June 17, 2003.
(5)	Incorporated by reference to the Form 8-K filed December 3, 2003.
(6)	Incorporated by reference to the Form 10K-SB for the year ended December 31, 2004