Form 10KSB
period 2005-12-31
SP Holding CORP
filed 2006-04-17
CIK 1014343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 0-21061

SP Holding Corporation

(Name of Small Business Issuer in its Charter)

Delaware	58-2044990
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2361 Campus Drive Suite 101 Irvine, CA 92612	(949) 833-9001
(Address of Principal Executive Offices)	(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common Stock, $0.001 par value	None
Preferred Stock, $0.001 par value	None
Class A Warrants	None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The issuer’s revenues for the most recent fiscal year ended December 31, 2005 were $0.

The aggregate market value of the common stock held by non-affiliates computed by reference to the $6.00 closing sales price on March 31, 2006 was $2,636,418.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act:    Yes  ☒    No  ☐

The number of shares of the issuer’s common stock outstanding as of April 14, 2006 was 439,403.

The following documents are incorporated by reference: None.

Transitional small business disclosure format (check one):    Yes  ☐    No  ☒

SP HOLDING CORPORATION

FORM 10-KSB FOR THE PERIOD ENDED DECEMBER 31, 2005

PART I

Item 1. Description of Business

Company Overview

SP HOLDING CORPORATION (the “Company”) was incorporated in Florida on March 16, 1994 and reincorporated in Delaware on September 26, 2000. On December 10, 2003, under its former name “SPEEDCOM Wireless Corporation,” the Company sold its operating assets and transferred substantially all of its operating liabilities to P-com, Inc. (“P-com”). Subsequent to the sale, the Company became a non-operating public shell company. On June 15, 2005, the Company’s stockholders approved an amendment to the Company’s certificate of incorporation changing the name of the Company to SP Holding Corporation.

For the years ended December 31, 2005 and 2004, the Company was a non-operating shell company and its business operations were limited to sustaining the public shell vehicle. The Company did not have revenues on 2004 or 2005.

Share numbers and prices contained in this report have been adjusted as appropriate to reflect the 1-for-300 reverse split of the Company’s common stock that occurred on November 21, 2005.

Agreement and Plan of Merger and Reorganization – Planetwide Games, Inc.

On February 10, 2006, the Company and Planetwide Games, Inc. (“Planetwide Games”), a privately held innovative provider of branded online video games and proprietary software, entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”).

Under the terms of the Merger Agreement, the parties have agreed that all outstanding shares of Planetwide Games common stock, $0.0001 par value, will be exchanged for shares of the Company’s common stock, $0.001 par value (“Company Common Stock”), and the Company will assume all of the stock options, warrants and convertible securities of Planetwide Games. After the consummation of the merger, Planetwide Games security holders, together with investors in a separate private offering anticipated to close near the time of the merger, are anticipated to own approximately 95% of the Company on a fully diluted basis. The two companies intend to change the name of the Company to Planetwide Games Corporation shortly after the closing. The merger is expected to be tax-free to the stockholders of both companies. Consummation of the merger is subject to certain closing conditions, including the availability of cash balances of at a minimum of $5 million at or near the time of the closing date. The parties intend to consummate the merger on or before May 24, 2006. The terms of the Merger Agreement may be amended or modified upon the mutual agreement of the parties.

Employees

As of December 31, 2005, the Company did not have any employees. The Company utilizes consultants to operate the “shell” business.

Item 2. Description of Property

As of December 31, 2005, the Company did not lease or own any property. The Company uses the address of the office where the chief executive officer of the Company serves as a managing partner. See “Related Party Consulting Fees” in Note 5 of the accompanying financial statements.

Item 3. Legal Proceedings

The Company is engaged from time to time in legal proceedings, none of which are expected to have a material effect on its business.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters brought to a vote of the security holders during the three months ended December 31, 2005.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Common Stock Information

The Company’s common stock currently is quoted on the OTC Bulletin Board under the symbol SPHG.ob. The following table sets forth the quarterly high and low per share bid prices of the price of the Company’s common stock for the periods shown, as quoted on the OTC Bulletin Board. The quotations represent stock prices between dealers and do not include retail mark-up, markdown or commission and may not represent actual transactions.

2005	High		Low
First Quarter ended March 31	$0.034		$0.011
Second Quarter ended June 30	$0.023		$0.011
Third Quarter ended September 30	$0.02		$0.01
Fourth Quarter ended December 31	$5.49	*	$0.01

2004	High		Low
First Quarter ended March 31	$0.22		$0.025
Second Quarter ended June 30	$0.04		$0.001
Third Quarter ended September 30	$0.02		$0.008
Fourth Quarter ended December 31	$0.03		$0.006

*	This price reflects the 1 for 300 reverse split of the Company’s common stock that occurred on November 21, 2005.

Dividends have not been declared or paid during any periods presented. So long as any shares of Series A Preferred Stock (as defined below) are outstanding, no dividends may be declared or paid on the Company’s common stock unless all accrued and unpaid dividends on outstanding shares of Series A Preferred Stock have been paid.

As of March 31, 2006 there were approximately 153 stockholders of record of the Company’s common stock.

Recent Sales of Unregistered Securities

During the year ended December 31, 2005 the Company issued the following securities without registration under the Securities Act. The purchases and sales were exempt pursuant to Section 4(2) of the Securities Act (and/or Regulation D promulgated thereunder) as transactions by an issuer not involving a public offering, where the purchasers represented their intention to acquire the securities for investment only, not with a view to distribution, and received or had access to adequate information about the registrant, and appropriate restrictive legends were placed on the securities.

In February 2005, the Company issued 7,113 shares of common stock to a former legal firm in consideration for the cancellation of $21,338.97 of accounts payable. The Company recorded expense of $21,340 related to the issuance of the common stock.

In March 2005, the Company issued 9,070 shares of its common stock to persons for the conversion of its Series A Warrants and Bridge Loan warrants through an exchange agreement with the holders of these warrants, effectively eliminating all remaining derivatives issued during the Company’s June and August 2001 private placement financings.

On February 7, 2006, the Company issued an aggregate of 55.4 shares of its Series A Convertible Preferred Stock (the “Series A Preferred Stock”) to accredited investors and institutional investors in exchange for cancellation of outstanding promissory notes of the Company and the settlement of certain other accrued liabilities of the Company in the aggregate principal amount plus accrued interest of $498,480.22. The holders of the Company’s outstanding promissory notes entered into separate exchange agreements (the “Exchange Agreements”) with the Company. Each share of Series A Preferred Stock has a stated value of $9,000 and is convertible into shares of the Company’s common stock (the “Common Stock”) at any time by the holders of the Series A Preferred Stock at a conversion price per share of $3.00. Commencing six months following the issuance date of the Series A Preferred Stock, the holders are entitled to receive dividends at the rate of 8% per annum payable quarterly at the Company’s option in cash or restricted shares of Common Stock. The Series A Preferred Stock is mandatorily redeemable if for any reason the Company is unable to issue Common Stock upon receipt of a conversion notice, at a price per share equal to the Triggering Event Redemption Price, as defined in the agreement as 120% of the Liquidation Preference Amount, (defined as $9,000 per share plus any accrued and unpaid dividends), as of the date of the conversion notice. The Company has reserved for issuance 166,160 shares of its common stock related for the conversion of its Series A Convertible Preferred. Upon a change of control transaction, such as the merger transaction proposed to be consummated between the Company and Planetwide Games, the aggregate number of shares of Series A Preferred Stock issued shall automatically convert into a number of shares of restricted Common Stock equal to 61% of the number of shares of Common Stock issued and outstanding on a fully-diluted basis as of the date of, but immediately prior to, the consummation of the change of control transaction.

Item 6. Management’s Discussion and Analysis

This report contains trend analysis and other forward-looking statements that involve risks and uncertainties, such as statements concerning future operating results; developments in markets and strategic focus; and future economic, business and regulatory conditions. Such forward-looking statements are generally accompanied by words such as “plan”, “estimate”, “expect”, “believe”, “should”, “would”, “could”, “anticipate”, “may”, “forecast”, “project”, “pro forma”, “goal”, “continues”, “intend”, seek” and other words that convey uncertainty of future events or outcomes.

The financial statements are prepared on a going-concern basis, which assumes that the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company incurred operating losses of approximately $437,000 for the year ended December 31, 2005 and anticipates that it will continue to incur similar losses unless and until it completes its anticipated merger with Planetwide Games. Additionally, the Company’s cash flows until that transaction completes will be insufficient to finance the Company, without funding from other sources. These conditions raise substantial doubt as to the ability of the Company to continue its normal business as a going concern.

Management’s plans for this uncertainty include completion of the merger with Planetwide Games, however, in the event the transaction does not proceed, management will need to raise additional capital from external sources and will use their best efforts to continue as a separate public entity and identify a new merger candidate. There can be no assurance that management will be successful in these plans. Accordingly, the accompanying financial statements do not include any adjustments that may arise from the uncertainty surrounding the Company’s ability to continue as a going concern.

Agreement and Plan of Merger and Reorganization – Planetwide Games, Inc.

On February 10, 2006, the Company and Planetwide Games, Inc., a privately held innovative provider of branded online video games and proprietary software, entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”). Under the terms of the Merger Agreement, all outstanding shares of Planetwide Games Common Stock, $0.0001 par value, will be exchanged for shares of the Company’s Common Stock, $0.001 par value (“Company Common Stock”), and the Company will assume all of the stock options, warrants and convertible securities of Planetwide Games. After the consummation of the merger, Planetwide Games security holders, together with investors in a separate private offering anticipated to close near the time of the merger, are anticipated to own approximately 95% of the Company on a fully diluted basis. Consummation of the merger is subject to certain closing conditions, including the availability of cash balances of at least $5 million at or near the time of closing. The parties intend to consummate the merger on or before May 24, 2006. The terms of the Merger Agreement may be amended or modified upon the mutual agreement of the parties.

Results of Operations

During the years ended December 31, 2005 and December 31, 2004, the Company was a non-operating public shell and did not earn revenues.

General and administrative expenses decreased to $149,725 for the year ended December 31, 2005 from $484,084 for the year ended December 31, 2004. The decrease in expenses in the 2005 period represents lower costs for consulting, legal and accounting expenses due to reduced efforts and decreased activities.

Interest expense increased to $42,124 for the year ended December 31, 2005 from $3,040 for the year ended December 31, 2004. Interest expense for 2005 included interest assessed by the IRs for taxes due and to stockholder notes that were outstanding in the periods.

The Company valued at $51,042 the issuance during 2005 of 9,070 shares of restricted common stock in exchange for its outstanding Series A and Bridge Loan Warrants.

Gain on extinguishments of debt decreased to $16,061 for the year ended December 31, 2005 from $1,251,351 for the year ended December 31, 2004. The decrease in 2005 is related to the efforts of the Company during 2004 to reduce the historical accounts payable through negotiations and issuance of common stock in exchange for payment.

In the year ended December 31, 2004, realized loss on marketable securities amounted to approximately $4,476,000. This loss is due to the market price decline of P-Com common stock from $0.15 from the date of the asset sale to $0.08 on the date of the dividend distribution and an average of $0.07 on the various dates of sale of P-Com common stock made by the Company in order to generate cash for the remaining overhead expenses of the Company.

Income tax expense increased in the year ended December 31, 2005 to $177,888 as a result of the payment of estimated federal alternative minimum taxes (AMT) on the sale to P-Com. The Company had previously intended to qualify the sale to P-Com as a tax-free reorganization under Internal Revenue Code Section 368(a)(1)(C), and accordingly had not recorded expense for this tax.

Net loss decreased to $443,010 for the year ended December 31, 2005 from $3,472,690 for the year ended December 31, 2005. The decrease in the 2005 period is related primarily to realized loss on marketable securities in the 2004 period, as described above.

Taxes

At December 31, 2005, the Company had net operating loss carryforwards (NOLs) for federal income tax purposes of approximately $22,437,000. The NOLs expire at various dates through the year 2025. Utilization of the Company’s net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such annual limitation could result in the expiration of the net operating loss before utilization.

The Company utilized net tax operating loss carry forwards to offset regular federal and state taxable income for the year ended December 31, 2004. The net tax asset associated with the net operating loss carryforwards had been fully reserved in previous reporting periods and, accordingly, there were no income taxes for the year ended December 31, 2004. For purposes of AMT, the utilization of AMT net operating loss carryforwards is generally limited to 90% of AMT taxable income. However, at the time of filing the tax returns for the year ended December 31, 2003, the Company intended to qualify the sale to P-Com as a tax-free reorganization under Internal Revenue Code Section 368(a)(1)(C). Subsequently, management determined that it was not able to qualify the sale to P-Com as a tax-free reorganization, and made a tax payment in the third quarter of 2005 in the amount of $177,888 to satisfy the AMT obligation.

Liquidity and Capital Resources

The Company’s financial statements are prepared on a going-concern basis, which assumes that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company’s future cash flows are projected to be insufficient to finance projected operations, without completion of its anticipated transaction with Planetwide Games, or funding from other sources. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern.

Management’s plans for this uncertainty include completion of the merger with Planetwide Games, however, in the event the transaction does not proceed, management will need to raise additional capital from external source and will use their best efforts to continue as a separate public entity and identify a new merger candidate. There can be no assurance that management will be successful in these plans. Accordingly, the accompanying financial statements do no include any adjustments that may arise from the uncertainty surrounding the Company’s ability to continue as a going concern.

During the twelve months ended December 31, 2005, the Company used approximately $311,000 of cash for operating activities. This was primarily due to the Company’s operating loss that amounted to approximately $443,000 for the year ended December 31, 2005, including the payment of tax as described above in the amount of $177,888, and gain on conversion of accounts payable, accrued expenses and notes into common stock, partially offset by loss on marketable securities of approximately $30,980 and non-cash expenses related to the issuance of common stock in exchange for warrants of approximately $51,000. Cash provided by investing activities amounted to approximately $306,000 for the year ended December 31, 2005. The Company does not have any commitments for capital expenditures or leasing commitments in the future. As of December 31, 2005, the Company had cash of approximately $642.

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

Valuation of Marketable Securities: The Company values its investment in P-Com common stock in accordance with SFAS No. 105, DISCLOSURE OF INFORMATION ABOUT FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND FINANCIAL

INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK. We record all investments at fair value or amounts that approximate fair value. Where available, we use prices from independent sources such as listed market prices or broker or dealer price quotations. For investments in illiquid and privately held securities that do not have readily determinable fair values, we estimate the value of the securities based on available information. However, even where the value of a security is derived from an independent market price or broker or dealer quote, some assumptions may be required to determine the fair value. For example, we generally assume that the size of positions in securities that we hold would not be large enough to affect the quoted price of the securities when sold, and that any such sale would happen in an orderly manner. However, these assumptions may be incorrect and the actual value realized on sale could differ from the current carrying value.

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

Certain Factors That May Affect Future Results, Financial Condition and Market Price of Securities

Our common stock price is volatile.

Our common stock and the stock market in general have experienced significant price and volume fluctuations in recent years, and the market prices of technology companies have been highly volatile. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against that company. If such litigation were initiated against the Company, that could result in substantial costs and divert management’s attention.

Our concentrated ownership structure means that our controlling stockholders could control the outcome of any stockholder vote.

If the holders of our preferred stock elect to convert their preferred stock and exercise their warrants to shares of common stock, it will decrease the relative voting power of existing common stockholders and the preferred stockholders will control a majority of our common stock. In such event, the former preferred stockholders, in their capacity as common stockholders, would be in a position to control our company. Therefore, certain corporate actions, which the Board of Directors may deem advisable for the stockholders of the Company as a whole, may not be approved by the common stockholders if submitted to a vote, unless the former preferred stock holders, in their capacity as common stockholders, approve the action.

Because the Company is subject to the “penny stock” rules, the level of trading activity in The Company’s common stock may continue to be at a reduced level.

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 per share that trade on the OTC Bulletin Board or the Pink Sheets. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its sales person in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, broker-dealers who sell these securities to persons other than established customers and “accredited investors’ must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity in a penny stock, and investors in a penny stock may find it difficult to sell their shares.

Because the Company’s common stock is not listed on a national securities exchange, stockholders may find it difficult to dispose or obtain quotations for the Company common stock.

The Company’s common stock trades under the symbol “SPHG.OB” on the OTC Bulletin Board. Because the Company’s common stock trades on the OTC Bulletin Board rather than on a national securities exchange, the Company’s stockholders may find it difficult to either dispose of, or to obtain quotations as to the price of, the Company’s common stock.

Item 7. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

SP HOLDING CORPORATION

We have audited the accompanying balance sheets of SP HOLDING CORPORATION (A Development Stage Company) (formerly Speedcom Wireless Corporation) of December 31, 2005 and 2004, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2005 and 2004, and the results of its operations and its cash flows for the years ended, in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency. These items raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Leon & Company, P.A.

Pembroke Pines, Florida

March 9, 2006

SP HOLDING CORPORATION

BALANCE SHEETS

(A Development Stage Enterprise)

	December 31,
	2005	2004
Assets
Current assets:
Cash	$642	$5,614

Total current assets	642	5,614

Total assets	$642	$5,614

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$64,291	$107,568
Accrued interest	25,110	—
Income tax payable	61,485	—
Other accrued expenses	—	5,000
Due to related parties	386,000	80,000

Total current liabilities	536,886	192,568

Stockholders’ equity (deficit):
Preferred stock, $4.50 stock liquidation value per share, 10,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 500,000,000 shares authorized, 439,403 and 423,300 shares issued and outstanding in 2005 and 2004, respectively	439	423
Additional paid-in capital	25,112,165	25,018,461
Accumulated deficit	(16,571,559)	(16,571,559)
Deficit accumulated during the development stage	(9,077,289)	(8,634,279)

Total stockholders’ equity (deficit)	(536,244)	(186,954)

Total liabilities and stockholders’ equity (deficit)	$642	$5,614

The accompanying notes are an integral part of these financial statements.

SP HOLDING CORPORATION

STATEMENTS OF OPERATIONS

(A Development Stage Enterprise)

	Years Ended December 31,		Inception to Date from entering Development Stage January 1, 2004 to
	2005	2004	December 31, 2005
Operating expenses:
General and administrative	$149,725	$484,084	$633,809

Loss from operations	(149,725)	(484,084)	(633,809)

Other (expense) income:
Interest expense	(42,124)	(3,040)	(45,164)
Interest income	—	17	17
Gain on extinguishment of debt	16,061	1,250,351	1,266,412
Loss on marketable securities	—	(4,475,542)	(4,475,542)
Other income (expense), net	(89,334)	(30,392)	(119,726)

	(115,397)	(3,258,606)	(3,374,003)

Loss before income taxes	(265,122)	(3,742,690)	(4,007,812)
Income tax expense	(177,888)	—	(177,888)

Net loss	$(443,010)	$(3,742,690)	$(4,185,700)

Loss per common share:
Basic and diluted	$(1.02)	$(10.40)

Shares used in computing basic and diluted (loss) per common share	436,164	359,941

The accompanying notes are an integral part of these financial statements.

SP HOLDING CORPORATION

(A Development Stage Enterprise)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD JANUARY 1, 2004 (INCEPTION) TO DECEMBER 31, 2005

	Common Stock		Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Deficit accumulated through development stage 1/1/2004 to 12/31/2005	Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2003	78,413	$78	3,835,554	$5,455,702	$18,620,657	$(16,571,559)	—	$(635,000)	$6,869,878

Conversion of preferred stock, dividends and registration penalty to common stock	256,230	256	(3,835,554)	(5,455,702)	5,619,415	—		—	163,969
In-kind dividends distributed		—	—	—	—		(4,891,589)	—	(4,891,589)
Conversion of amounts due to related parties, accrued expenses, notes payable and accounts payable to common stock	71,910	72	—	—	728,406	—		—	728,478
Issuance of common stock as settlement of lease obligation	16,667	17	—	—	49,983	—		—	50,000
Change in comprehensive loss		—	—	—	—	—		635,000	635,000
Net(loss)		—	—	—	—		(3,742,690)	—	(3,742,690)

Balance at December 31, 2004	423,220	423	—	—	25,018,461	(16,571,559)	(8,634,279)	—	(186,954)

Conversion of accounts payable to common stock	7,113	7			42,671				42,678
Issuance of shares for exchange of warrants	9,070	9			51,033				51,042
Net (loss)							(443,010)		(443,010)

Balance at December 31, 2005	439,403	$439	$—	$—	$25,112,165	$(16,571,559)	$(9,077,289)	$—	$(536,244)

The accompanying notes are an integral part of these financial statements.

SP HOLDING CORPORATION

STATEMENTS OF CASH FLOWS

(A Development Stage Enterprise)

	Years ended December 31,		Inception from entering Development Stage January 1, 2004 to December 31, 2005
	2005	2004
Operating activities
Net (loss)	$(443,010)	$(3,742,690)	$(4,185,700)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Warrant expense	51,042		51,042
Loss on marketable securities		4,475,542	4,475,542
Conversion inducement expense		11,911	11,911
(Gain) loss on conversion of accounts payable, accrued expenses and notes into common stock	42,678	(1,250,351)	(1,207,673)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets		65,205	65,205
Accounts payable and accrued expenses	(23,167)	208,028	(22,802)
Income tax payable	61,485		61,485

Net cash used in operating activities	(310,972)	(232,355)	(543,327)

Investing activities
Proceeds from sale of marketable securities	—	157,869	157,869

Net cash provided by investing activities	—	157,869	157,869

Financing activities
Proceeds from loans from related parties	306,000	80,000	386,000

Net cash provided by financing activities	306,000	80,000	386,000

Net (decrease) increase in cash	(4,972)	5,514	542
Cash at beginning of period	5,614	100	100

Cash at end of period	$642	$5,614	$642

The accompanying notes are an integral part of these financial statements.

SP HOLDING CORPORATION

STATEMENTS OF CASH FLOWS

(A Development Stage Enterprise)

(Continued)

	Years ended December 31,
	2005	2004
Supplemental disclosure of cash flow information
Cash paid for interest	$25,110	$3,040
Cash paid for income taxes	$177,888
Conversion of accounts payable, notes payable and accrued expenses into common stock	$21,338	$639,121
Conversion of accounts payable and notes payable due related parties including accrued interest into common stock	$—	$1,448,601
Settlement of lease through issuance of common stock	$—	$50,000
In-kind dividends distributed	$—	$4,891,589

The accompanying notes are an integral part of these financial statements.

SP HOLDING CORPORATION

A Development Stage Enterprise

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

1. Business

SP HOLDING CORPORATION (the “Company”) was incorporated in Florida on March 16, 1994 and reincorporated in Delaware on September 26, 2000. On December 10, 2003, the Company sold its operating assets and transferred substantially all of its operating liabilities to P-com, Inc. (“P-com”). Subsequent to the sale, the Company became a non-operating public shell company. On June 15, 2005, the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation changing the name of the Company to SP Holding Corporation.

On January 1, 2004, the Company entered the Development Stage, due to the sale of its assets as discussed above. The Company plans to operate as a Development Stage Enterprise while it explores other business opportunities.

Agreement and Plan of Merger and Reorganization – Planetwide Games, Inc.

On February 10, 2006, the Company and Planetwide Games, Inc., a privately held provider of branded online video games and proprietary software, entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”).

Under the terms of the Merger Agreement, all outstanding shares of Planetwide Games Common Stock, $0.0001 par value (“Planetwide Games Common Stock”), will be exchanged for the shares of the Company’s Common Stock, $0.001 par value (“Company Common Stock”), and the Company will assume all of the stock options, warrants and convertible securities of Planetwide Games. After the consummation of the merger, Planetwide Games security holders, together with investors in a separate private offering anticipated to close near the time of the merger, are anticipated to own approximately 95% of the Company on a fully diluted basis. The two companies intend to change the name of the Company to Planetwide Games Corporation shortly after the closing. The merger is expected to be tax-free to the stockholders of both companies. Consummation of the merger is subject to certain closing conditions, including Planetwide Games having a minimum of $5 million in cash and cash equivalents at closing. The parties intend to consummate the merger on or before May 24, 2006. The terms of the Merger Agreement may be amended or modified upon the mutual agreement of the parties.

2. Basis of Presentation

In the opinion of management, the financial statements reflect all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for those periods presented.

The accompanying financial statements are prepared on a going-concern basis, which assumes that the Company will realize its assets and discharge its liabilities in the normal course of business. However, the Company has no operations and its projected cash flows for 2005 are currently projected to be insufficient to discharge its remaining liabilities, without funding from other sources. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern.

Management’s plans for this uncertainty include curtailing expenses and raising additional capital from external sources. In addition, management intends to use their best efforts to continue as a separate public entity and identify a merger candidate. There can be no assurance that management will be successful in these plans. Accordingly, the accompanying financial statements do no include any adjustments that may arise from the uncertainty surrounding the Company’s ability to continue as a going concern.

Management’s plans for this uncertainty include completion of the merger with Planetwide Games, however, in the event the transaction does not proceed, management will need to raise additional capital from external sources and will use their best efforts to continue as a separate public entity and identify a new merger candidate. There can be no assurance that management will be successful in these plans. Accordingly, the accompanying financial statements do not include any adjustments that may arise from the uncertainty surrounding the Company’s ability to continue as a going concern.

SP HOLDING CORPORATION,

A Development Stage Enterprise

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

3. Summary of Significant Accounting Policies

Cash and Equivalents

The Company considers instruments having an original maturity of three months or less to be cash equivalents for purposes of the statement of cash flows.

Marketable Securities

The Company accounts for marketable securities in accordance with SFAS No. 115 ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. (SFAS 115) determines the proper classification of all marketable securities as held-to-maturity, available-for-sale, or trading at the time of purchase, and re-evaluates such classification as of each balance sheet date. Unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity..

Financial Instruments

The Company’s significant financial instruments include cash, accounts payable and notes payable. The Company believes that the carrying value of financial instruments in the accompanying balance sheets approximate their respective fair values.

Income Taxes

The Company follows the liability method of accounting for income taxes in accordance with SFAS No. 109, ACCOUNTING FOR INCOME TAXES. Under this method deferred income taxes are recorded based upon differences between the financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to affect taxable income. Valuation allowances against the carrying value of net deferred tax assets are recorded when management determines that recoverability of such amounts is not reasonably assured.

Comprehensive Income (Loss)

Under SFAS No. 130, REPORTING COMPREHENSIVE INCOME (“SFAS 130”), the Company is required to display comprehensive income and its components as part of our financial statements. The measurement and presentation of net income did not change. Comprehensive income comprises net income and other comprehensive income. Other comprehensive income includes certain changes in equity of the Company that are excluded from net income. Specifically, SFAS 130 requires unrealized gains and losses on the Company’s available for sale investments, that were reported in stockholder’s equity, to be included in accumulated other comprehensive income.

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

SP HOLDING CORPORATION,

A Development Stage Enterprise

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

The following table reflects supplemental financial information related to stock-based employee compensation, as required by SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION – TRANSITION AND DISCLOSURE (“SFAS 148”).

	2005	2004
Stock-based employee compensation costs used in the determination of net income (loss) attributable to common stockholders, as reported	—	—

Income (loss) attributable to common stockholders, as reported	$(443,010)	$(3,742,690)
Stock-based employee compensation costs that would have been included in the determination of net income (loss) if the fair value method (SFAS No. 123) had been applied to all awards	—	—

Unaudited pro forma net income (loss) attributable to common stockholders, as if the fair value method had been applied to all awards	$(443,010)	$(3,742,690)

Net income (loss) attributable to common stockholders per common share, as reported	$(1.02)	$(10.40)

Unaudited pro forma net income (loss) attributable to common stockholders per common share, as if the fair value method had been applied to all awards	$(1.02)	$(10.40)

At December 31, 2005, the Company had 10,000 shares of common stock reserved for issuance under employee incentive stock bonus, purchase or option plans after giving effect to the 1-for-300 reverse split on November 21, 2005. One plan, initiated in July 1998, reserved 6,667 shares, and another plan, initiated in September 2000, reserved 3,333 shares. Additional options of 2,916 are outstanding outside these two plans to former executive officers. All full time employees were eligible for both plans. Plan options have a term of 5 years and vest 25% annually on the employee’s anniversary date over a four-year period. As of December 31, 2005 there were 9,043 shares unissued under both plans.

Employee stock option activity was as follows during year ended December 31, 2005:

	Options	Weighted Average Exercise Price
Outstanding 12/31/2003	3,873	$796.36
Granted at market price	—	—
Exercised	—	—
Expired or cancelled	—	—

Outstanding – December 31, 2004	3,873	$796.36
Granted at market price	—	—
Exercised	—	—
Expired or cancelled	—	—

Outstanding – December 31, 2005	3,873	$796.36

Exercisable as of December 31, 2005	3,873	$796.36

The range of exercise prices of outstanding options at December 31, 2005 is $77 through $969. The weighted average remaining contractual life of the options as of December 31, 2005 is .77 years.

Pro forma information regarding the Company’s stock option grants is presented above. The fair market value for

SP HOLDING CORPORATION,

A Development Stage Enterprise

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

these options was estimated at the date of grant using the Black-Scholes option-pricing model. In order to calculate the fair value, the following assumptions were made at the time of the stock option grant, the expected dividend payment rate used was zero, the expected option life used was five years, the volatility used was 1.26 and the risk free interest rate was assumed to be 2.96%. Because the options have a four-year vesting period, the pro forma effect shown is not reflective of the reported net earnings or losses in future years.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.

Net Income (Loss) Per Share

The Company has applied the provisions of SFAS No. 128, EARNINGS PER SHARE (“SFAS 128”), which establishes standards for computing and presenting earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net earnings (loss) by the weighted average number of shares outstanding for the period. The calculation of diluted earnings per share includes the effect of dilutive common stock equivalents. No dilutive common stock equivalents existed in any year presented.

On November 21, 2005, the Company effected a 1-for-300 reverse split. Net loss per share for the year ended December 31, 2004 has been recalculated to take effect of the split on the weighted average number of shares outstanding.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Changes in accounting Principles

Financial Accounting Standards Number 154 (“FASB 154”) (Accounting for Changes and Error Corrections) required that changes in accounting principles, reporting entity, and error corrections be accounted for retroactively whenever feasible. Changes in accounting estimates are recorded in the period they occur and subsequent periods. During the year 2005, the Company amended it’s 2003 income tax return resulting in an alternative minimum tax being charged to the Company. The effect of such tax has been accounted for as a change in accounting estimate.

4. Accrued Expenses

A summary of accrued expenses at December 31, 2005 and December 31, 2004 is as follows:

	Years Ended December 31
	2005	2004
Accrued interest	$25,110	$—
Income tax payable	61,485
Other	—	5,000

	$86,595	$5,000

SP HOLDING CORPORATION,

A Development Stage Enterprise

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

5. Related Party Transactions

Due to Related Parties

During the year ended December 31, 2005, certain of the Company’s stockholders loaned the Company an additional $306,000 through the issuance of promissory notes bearing interest at 8% per annum and 12% after the due date until settled. The balance due to stockholders at December 31, 2005 is $386,000. The Company plans satisfy these outstanding obligations through the issuance of common stock, preferred stock, warrants or any combination thereof.

Related Party Interest Expense

Interest expense recorded during the years ended December 31, 2005 and 2004 related to related party notes, loans and other balances was as follows:

	Years Ended December 31
	2005	2004
Interest Expense on stockholder loans	$25,110	$—

	$25,110	$—

Related Party Consulting Fees

From time to time, the Company utilizes the services of a consulting firm where the Company’s Chief Executive Officer and Acting Chief Financial Officer is a managing partner. The following table represents consulting fees paid to this firm for the years ended December 31, 2005 and December 31, 2004.

	Years Ended December 31
	2005	2004
Consulting Fees to related parties	$50,727	$15,000

6. Stockholders’ Equity

These matters relate to common stock issuances and common stock warrant activity during the year ended December 31, 2004:

Between January and December 2004, SPHC converted $1,646,106 of amounts due to related parties, certain accrued expenses, notes payable and certain accounts payable into 71,910 shares of SPHC common stock. These transactions resulted in aggregate gains of approximately $1,157,187.

During February 2004, all of SPHC’s preferred stockholders exchanged their 3,835,554 shares of preferred stock, dividends and registration penalty for 256,230 shares of SPHC common stock (valued at trading market prices). This transaction resulted in aggregate gains of approximately $2,161,000 that is recorded in the period of exchange as a component of paid-in-capital due to the related party nature of the exchange.

During March 2004, SPEEDCOM distributed 61,144,856 shares of P-Com common stock to SPEEDCOM common shareholders as a form of dividend. The per share trading market price of the common stock of P-Com on the distribution date was $0.08. The distribution was recorded at the fair value of the shares distributed based upon the trading market price.

SP HOLDING CORPORATION,

A Development Stage Enterprise

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

In December 2004, SPEEDCOM issued 16,667 shares of common stock as settlement of a lease dispute.

These matters relate to common stock issuances and common stock warrant activity during the year ended December 31, 2005

Common Stock

In February 2005, the Company converted $21,338.97 of accounts payable into 7,113 shares of common stock after giving effect to the 1-for-300 reverse split on November 21, 2005. The Company recorded expense of $21,340 related to the issuance of common stock. All references to common stock in the financial statements have been changed to reflect this split.

In March 2005, the Company converted its Series A warrants and Bridge Loan warrants into 9,070 shares of its restricted common stock upon conversion of outstanding warrants after giving effect to the 1-for-300 reverse split on November 21, 2005, through an exchange agreement with its Series A and Bridge Loan warrant holders, effectively eliminating all remaining derivatives issued during the Company’s June and August 2001 private placement financings.

Effective November 21, 2005, the Company implemented a 1-for-300 reverse stock split of all its outstanding shares of common stock. The reverse stock split was previously approved by a majority of the Company’s stockholders at a special meeting held on June 15, 2005. The reverse stock split reduced the number of outstanding shares of the Company’s common stock to approximately 439,403 shares.

Non-employee Common Stock Warrants:

As of December 31, 2005, the Company had 500 warrants outstanding with an exercise price of $1,800 per share, after giving effect to the 1-for-300 reverse split on November 21, 2005. The warrants expire on March 31, 2006.

Antidilution Provisions

Under the anti-dilution provisions of the Company’s preferred stock, if the Company issues common stock or common stock equivalents at a purchase price, conversion price, or warrant or option exercise price that is less than the lesser of the current preferred stock conversion price of $337.50 per share or the current market price, the conversion price of the preferred stock will be reduced using a customary weighted average basis formula. In February 2004, the Company converted all of its 12,785 shares of preferred stock, dividends and registration penalty due to the preferred stockholders into 256,230 shares of the Company’s common stock.

Under the anti-dilution provisions 23,869 (as adjusted) of warrants issued in August 2001, (1) the exercise price will be lowered to equal the purchase price, conversion price, or warrant or option exercise price for any common stock or common stock equivalent issued (other than to employees) at a purchase price, conversion price, or warrant or option exercise price less than the current per share exercise price of the applicable warrants ($36.00 in the case of Series A Warrants), and (2) the number of warrants will be increased by the same percentage as the percentage by which the exercise price is reduced. Alternatively, (1) the exercise price will be reduced by the percentage by which the purchase price, conversion price, or warrant or option exercise price of any issued security (others than to employees) is less than the current market price of the common stock, and (2) the number of warrants will be increased by the same percentage as the percentage by which the exercise price is reduced, if this formula results in a lower exercise price than the adjustment described in the preceding sentence. Similar anti-dilution provisions apply to outstanding warrants to acquire 3,340 shares of our common stock (as adjusted) at an exercise price of $36.00 per share. In March 2005, the holders of these warrants agreed to exchange all of these warrants through the issuance of 9,070 shares of restricted common stock. The Company has no further obligation under these warrants.

SP HOLDING CORPORATION,

A Development Stage Enterprise

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

7. Income Taxes

Change in Estimate

After the sale of SPHC’s assets the Company had planned to have such sale come under a tax free exchange under IRS code section 368(a)(1)(c), and therefore did not accrue any tax expense on the transaction. During the year 2005 management changed it’s plan to close the Company and amended it’s 2003 tax return which caused and assessment of taxes of $177,888 due to the provisions of the alternative minimum tax for the sale of its assets to P-Com. This was accounted for under Financial Accounting Standards Number154 as a change in estimate affecting the current period only. In January 2006, the Company received a notice from the IRS imposing penalties and interest in aggregate of $61,485.

The Company utilized net tax operating loss carry forwards to offset regular Federal and State taxable income for the year ended December 31, 2005. The net tax asset associated with the net operating loss carry forwards had been fully reserved in previous reporting periods and, accordingly, there are no income taxes for the year ended December 31, 2005. For purposes of Federal Alternative Minimum Taxes (AMT), the utilization of AMT net operating loss carry forwards is generally limited to ninety percent of AMT taxable income.

A reconciliation of the differences between the effective income tax rate and the statutory federal tax rate follows:

	2005	2004
Tax expense (benefit) at U.S. statutory rate	34.00%	34.00%
State taxes, net of federal benefit	—	—
Change in valuation allowance	(34.00)	(34.05)
Other	0.00	0.05

	0.00%	0.00%

Significant components of deferred tax assets and liabilities are as follows:

	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$7,630,600	$7,495,131
Accrued expenses		5,000

Gross deferred tax assets	7,630,600	7,500,131
Less: valuation allowance	(7,630,600)	(7,500,131)

Net deferred tax asset	$—	$—

Accounting principles generally accepted in the United States of America require a valuation allowance be recorded to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, management has determined that a valuation allowance is necessary at December 31, 2004 and 2005 to fully offset the deferred tax asset.

At December 31, 2005, net operating losses available to be carried forward for federal income tax purposes are approximately $22,443,000 expiring in various amounts from 2016 through 2025. Utilization of SPHC’s net operating losses may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such annual limitation could result in the expiration of the net operating loss before utilization.

SP HOLDING CORPORATION,

A Development Stage Enterprise

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

8. Subsequent Events

Stockholder Loans

On February 6, 2006, the Company received $50,000 of shareholder loans in the form of Promissory Notes to fund its working capital. These promissory notes were repaid through the issuance of Series A Convertible Preferred Stock as described below.

Series A Convertible Preferred Stock

On February 1, 2006, the Company issued a certificate of designation for a new Series A Preferred Stock. On February 7, 2006, SP Holding Corporation issued an aggregate of 55.4 shares of its new Series A Convertible Preferred Stock (the “Series A Preferred Stock”) in exchange for outstanding promissory notes of the Company and the settlement of certain other accrued liabilities of the Company in the aggregate principal amount plus accrued interest of $498,480.22. The holders of the Company’s outstanding promissory notes entered into separate exchange agreements (the “Exchange Agreements”) with the Company. Each share of Series A Preferred Stock has a stated value of $9,000 and is convertible into shares of the Company’s common stock (the “Common Stock”) at any time by the holders of the Series A Preferred Stock at a conversion price per share of $3.00. Commencing six months following the issuance date of the Series A Preferred Stock, the holders are entitled to receive dividends at the rate of 8% per annum payable quarterly at the Company’s option in cash or restricted shares of Common Stock. The Series A Preferred Stock has a term of two years from the date of issuance and upon a change of control transaction, the aggregate number of shares of Series A Preferred Stock issued shall automatically convert into a number of shares of restricted Common Stock equal to 61% of the number of shares of Common Stock issued and outstanding on a fully diluted basis as of the date of, but immediately prior to, the consummation of the change of control transaction.

The issuance of the Series A Preferred Stock is exempt from registration by virtue of Section 4(2) of the Securities Act of 1933, as amended.

Agreement and Plan of Merger and Reorganization – Planetwide Games, Inc.

On February 10, 2006, the Company and Planetwide Games, Inc., a privately held innovative provider of branded online video games and proprietary software, entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”).

Under the terms of the Merger Agreement, all outstanding shares of Planetwide Games Common Stock, $0.0001 par value (“Planetwide Games Common Stock”), will be exchanged for the shares of the Company’s Common Stock, $0.001 par value (“Company Common Stock”), and the Company will assume all of the stock options, warrants and convertible securities of Planetwide Games. After the consummation of the merger, Planetwide Games security holders, together with investors in a separate private offering anticipated to close near the time of the merger, are anticipated to own approximately 95% of the Company on a fully diluted basis. The two companies intend to change the name of the Company to Planetwide Games Corporation shortly after the closing. The merger is expected to be tax-free to the stockholders of both companies. Consummation of the merger is subject to certain closing conditions, including Planetwide Games having a minimum of $5 million in cash and cash equivalents at closing. The parties intend to consummate the merger on or before May 24, 2006. The terms of the Merger Agreement may be amended or modified upon the mutual agreement of the parties.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 8A. Controls and Procedures

The Company’s Acting Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of December 31, 2005, that the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Acting Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the quarter ended December 31, 2005, there were no changes in the Company’s “internal controls over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Mr. Mark Schaftlein, age 48, has served as the Company’s sole director and executive officer since January 2004 after the sale of the assets of the Company to P-Com and establishing an operating shell corporation. Since December 2005, Mr. Schaftlein has served as chief executive officer o Epicus Communication Group, Inc. (EPCG:OB). During 2003 and 2004, Mr. Schaftlein served as a consultant and interim chief financial officer of Far East Energy Corporation, (FEEC:OB). Mr. Shaftlein has been managing director of Ocean Avenue Advisors, a financial advisory firm since 2000.

Item 10. Executive Compensation

Mr. Schaftlein does not receive direct compensation for his services. From time to time the Company utilizes the services of a consulting firm where Mr. Schaftlein is a managing partner. The fees paid to the firm were $50,727 and $15,000 in years 2005 and 2003 respectively.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding beneficial ownership of our common stock as of March 31, 2006, (i) by each person or entity known by us to own beneficially more than five percent of our common stock, (ii) by each of our directors and nominees, (iii) by each of our executive officers and (iv) by all of our executive officers and directors as a group.

Name and Address of Beneficial Owner[1]	Number of Shares Owned	Percent of Class
S.A.C. Capital Associates, LLC[2] c/o S.A.C. Capital Advisors, LLC 72 Cummings Point Road Stamford, CT 06902	111,455	25.4%

Irvin Kessler and The Kessler Family Limited Partnership 294 East Grove Lane, Suite 280 Wayzata, MN 55391	24,369	5.5%

SDS Merchant Fund, L.P.[3] 53 Forest Avenue, 2nd Floor Old Greenwich, CT 06870	83,916	19.1%

IDT Venture Capital Inc. 605 3rd Avenue, 36th Floor New York, NY 10158	38,878	8.8%

Mark Schaftlein[4]	11,528	2.6%

All Executive Officers and Directors as a group (1 person)	11,528	2.6%

[1]	Unless otherwise indicated, the address of each person shown is c/o SP Holding Corporation, 2361 Campus Drive, Suite 101, Irvine, CA 92612.
[2]	Pursuant to investment agreements, each of S.A.C. Capital Advisors, LLC (SAC Capital Advisors) and S.A.C. Capital Management, LLC (SAC Capital Management) share all investment and voting power with respect to these securities held by S.A.C. Capital Associates, LLC. Mr. Steven A. Cohen controls both SAC Capital Advisors and SAC Capital Management. Each of SAC Capital Advisors, SAC Capital Management and Mr. Cohen disclaim beneficial ownership of any such securities. SDS Capital Partners, LLC may act as an advisor to SAC Capital Advisors and SAC Capital Management in connection with such securities held by S.A.C. Capital Associates, LLC. Mr. Steve Derby is the managing member of SDS Capital Partners, LLC. SDS Capital Partners, LLC and Mr. Derby disclaim beneficial ownership of such securities.
[3]	The investment manager of SDS Merchant Fund, L.P. is SDS Capital Partners, LLC, which holds voting and investment control of these securities. Mr. Steve Derby is the managing member and controls SDS Capital Partners, LLC.
[4]	Mark Schaftlein is a managing partner of Ocean Avenue Advisors, which holds the shares. Ocean Avenue Advisors was issued 3,458,333 unregistered common shares (pre-reverse split) as payment for consulting and advisory fees.

Item 12. Certain Relationships and Related Transactions

See Item 9 above.

Item 13. Exhibits

The exhibits in the accompanying Exhibit Index are furnished as part of this Report on Form 10-KSB.

Item 14. Principal Accountant Fees and Services

The following table sets forth the fees billed to the Company for professional services rendered by the Company’s principal accountant, for the year ended December 31, 2005 and December 31, 2004:

Services	2005	2004
Audit fees	$25,360	$26,761
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—

Total fees	$25,360	$26,761

Audit fees consist of fees for the audit of the Company’s annual financial statements or services that are normally provided in connection with the statutory and regulatory filings.

Tax fees included tax planning and various taxation matters that were approved in advance by our board of directors.

The Company’s sole director is responsible for approving in advance all fees paid to the Company’s independent auditors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SP HOLDING CORPORATION

Dated: April 17, 2006	/s/ Mark Schaftlein
Mark Schaftlein, Acting Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Mark Schaftlein Mark Schaftlein	Acting Chief Executive Officer (principal executive officer), Chief Financial Officer (principal executive officer) and Sole Director	April 17, 2006

Exhibit Index Number	Description

2.1	Asset Purchase Agreement between the Registrant and P-Com, Inc.(4)

2.2	Agreement and Plan of Merger dated as of February 10, 2006 by and among SP Holding SP Holding Corporation, PWG Acquisition Corporation and Planetwide Games, Inc.(4)

3.1	Amended and Restated Certificate of Incorporation of SP Holding Corporation (5)

3.2	Amended and Restated Bylaws of SP Holding Corporation.(1)

10.1	Purchase Agreement, dated August 23, 2001, by and among SPEEDCOM Wireless Corporation and the Purchasers, as defined. (3)

10.2	Registration Rights Agreement, dated August 23, 2001, by and among SPEEDCOM Wireless Corporation and the Purchasers, as defined.(3)

10.3	Settlement Agreement between SPEEDCOM Wireless Corporation and I.W. Miller Group, Inc. dated June 25, 2001.(3)

10.1	Certificate of Designation of the relative rights and preferences of the Series A convertible preferred stock (6)

10.2	Exchange Agreement for holders of SP Holding Corporation’s promissory notes (6)

31.1	Certification pursuant to Sarbanes-Oxley Section 302(7)

32.1	Certification pursuant to 18 U.S.C. Section 1350(7)

(1)	Incorporated by reference to the Form 10-QSB filed May 14, 2001.
(2)	Incorporated by reference to the Form 8-K filed July 2, 2001.
(3)	Incorporated by reference to the Form S-3 filed September 18, 2001.
(4)	Incorporated by reference to the Form 8-K filed June 17, 2003.
(5)	Incorporated by reference to the Form 8-K filed December 3, 2003.
(6)	Incorporated by reference to the Form 8-K filed February 7, 2006
(7)	Filed as an exhibit to this report on Form 10K-SB for the year ended December 31, 2005