Form 10KSB/A
period 2005-12-31
SP Holding CORP
filed 2006-04-18
CIK 1014343

UNITED STATES

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

Name	Title	Date
/s/ Mark Schaftlein Mark Schaftlein	Acting Chief Executive Officer (principal executive officer), Chief Financial Officer (principal executive officer) and Sole Director	April 17, 2006

Exhibit Index Number	Description

2.1	Asset Purchase Agreement between the Registrant and P-Com, Inc. (4)

2.2	Agreement and Plan of Merger dated as of February 10, 2006 by and among SP Holding SP Holding Corporation, PWG Acquisition Corporation and Planetwide Games, Inc. (4)

3.1	Amended and Restated Certificate of Incorporation of SP Holding Corporation (5)

3.2	Amended and Restated Bylaws of SP Holding Corporation. (1)

10.1	Purchase Agreement, dated August 23, 2001, by and among SPEEDCOM Wireless Corporation and the Purchasers, as defined. (3)

10.2	Registration Rights Agreement, dated August 23, 2001, by and among SPEEDCOM Wireless Corporation and the Purchasers, as defined. (3)

10.3	Settlement Agreement between SPEEDCOM Wireless Corporation and I.W. Miller Group, Inc. dated June 25, 2001. (3)

10.1	Certificate of Designation of the relative rights and preferences of the Series A convertible preferred stock (6)

10.2	Exchange Agreement for holders of SP Holding Corporation’s promissory notes (6)

31.1	Certification pursuant to Sarbanes-Oxley Section 302 (7)

31.2	Certification pursuant to Sarbanes-Oxley Section 302 (7)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)

(1)	Incorporated by reference to the Form 10-QSB filed May 14, 2001.
(2)	Incorporated by reference to the Form 8-K filed July 2, 2001.
(3)	Incorporated by reference to the Form S-3 filed September 18, 2001.
(4)	Incorporated by reference to the Form 8-K filed June 17, 2003.
(5)	Incorporated by reference to the Form 8-K filed December 3, 2003.
(6)	Incorporated by reference to the Form 8-K filed February 7, 2006
(7)	Filed as an exhibit to this report on Form 10K-SB for the year ended December 31, 2005