Form 10QSB
period 2006-03-31
SP Holding CORP
filed 2006-05-19
CIK 1014343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDING MARCH 31, 2006

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

The number of shares of the issuer’s common stock outstanding as of May 19, 2006 was 439,403

Transitional small business disclosure format (check one):    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☒  YES    ☐  NO

SP HOLDING CORPORATION

FORM 10-QSB FOR THE PERIOD ENDED MARCH 31, 2006

Index

	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
	Balance Sheets as of March 31, 2006 and December 31, 2005	3
	Statements of Operations for the three months ended March 31, 2006 and 2005 and from the development stage January 1, 2004 (inception) through March 31, 2006	4
	Statements of Changes in Stockholders’ Deficit from the development stage January 1, 2004 (inception) through March 31, 2006	5
	Statements of Cash Flows for the three months ended March 31, 2006 and 2005 and from the development stage January 1, 2004 (inception) through March 31, 2006	6
	Notes to Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Controls and Procedures	16

	PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3	Defaults upon Senior Securites	16
Item 4.	Submission of Matters to a Vote of Security Holders	16
Item 5	Other Information	17
Item 6.	Exhibits	17

SP HOLDING CORPORATION

BALANCE SHEETS

(A Development Stage Enterprise)

	March 31, 2006	December 31, 2005
Assets
Current assets:
Cash	$15,063	$642

Total current assets	15,063	642

Total assets	$15,063	$642

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$24,753	$64,291
Accrued interest	—	25,110
Income tax payable	41,485	61,485
Other accrued expenses	17,960	—
Due to related parties	—	386,000

Total current liabilities	84,198	536,886

Stockholders’ equity (deficit):
Preferred stock, $9.00 stock liquidation value per share, 10,000,000 shares authorized, 55.8 issued and outstanding	498,480	—

Common stock, $.001 par value, 500,000,000 shares authorized, 439,403 shares issued and outstanding	439	439
Additional paid-in capital	25,112,165	25,112,165
Accumulated deficit	(16,571,559)	(16,571,559)
Deficit accumulated during the development stage	(9,108,660)	(9,077,289)

Total stockholders’ (deficit)	(69,135)	(536,244)

Total liabilities and stockholders’ (deficit)	$15,063	$642

The accompanying notes are an integral part of these financial statements.

SP HOLDING CORPORATION

STATEMENTS OF OPERATIONS

(A Development Stage Enterprise)

	Three Months ended March 31,		Inception to Date from entering Development Stage January 1, 2004 to March 31, 2006
	2006	2005
Operating expenses:
General and administrative	24,001	25,143	657,810

	24,001	25,143	657,810

Loss from operations	(24,001)	(25,143)	(657,810)

Other (expense) income:
Interest expense	(7,370)	(2,422)	(52,534)
Interest income	—	—	17
Gain on extinguishment of debt	—	9,641	1,266,412
Loss on marketable securities	—	—	(4,475,542)
Other income (expense), net	—	(51,042)	(119,726)

	(7,370)	(43,823)	(3,381,373)

Loss before income taxes	(31,371)	(68,966)	(4,039,183)
Income tax expense	—	—	(177,888)

Net loss	$(31,371)	$(68,966)	$(4,217,071)

Loss per common share:
Basic and diluted	$(0.07)	$(0.16)

Shares used in computing basic and diluted (loss) per common share	439,403	426,267

The accompanying notes are an integral part of these financial statements.

SP HOLDING CORPORATION

(A Development Stage Enterprise)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT)

FOR THE PERIOD JANUARY 1, 2004 (INCEPTION) TO MARCH 31, 2006

	Common Stock		Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Deficit accumulated through development stage 1/1/2004 to 03/31/2006	Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2003	78,413	$78	3,835,554	$5,455,702	$18,620,657	$(16,571,559)	—	$(635,000)	$6,869,878

Conversion of preferred stock, dividends and registration penalty to common stock	256,230	256	(3,835,554)	(5,455,702)	5,619,415	—		—	163,969
In-kind dividends distributed	—	—	—	—	—		(4,891,589)	—	(4,891,589)
Conversion of amounts due to related parties, accrued expenses, notes payable and accounts payable to common stock	71,910	72	—	—	728,406	—		—	728,478
Issuance of common stock as settlement of lease obligation	16,667	17	—	—	49,983	—		—	50,000
Change in comprehensive loss	—	—	—	—	—	—		635,000	635,000
Net(loss)	—	—	—	—	—		(3,742,690)	—	(3,742,690)

Balance at December 31, 2004	423,220	423	—	—	25,018,461	(16,571,559)	(8,634,279)	—	(186,954)

Conversion of accounts payable to common stock	7,113	7			42,671				42,678

Issuance of shares for exchange of warrants	9,070	9			51,033				51,042

Net (loss)							(443,010)		(443,010)

Balance at December 31, 2005	439,403	$439	$—	$—	25,112,165	(16,571,559)	(9,077,289)	—	(536,244)

Issuance of Series A Convertible Preferred in exchange for related party commitments	—	—	55.8	498,480	—	—	—		498,480

Net (loss)							(31,371)		(31,371)

Balance at March 31, 2006	439,403	$439	55.8	$498,480	$25,112,165	$(16,571,559)	$(9,108,660)	$—	$(69,135)

The accompanying notes are an integral part of these financial statements.

SP HOLDING CORPORATION

STATEMENTS OF CASH FLOWS

(A Development Stage Enterprise)

	Three Months Ended March 31,		Inception from entering Development Stage January 1, 2004 to March 31, 2006
	2006	2005
Operating activities
Net (loss)	$(31,371)	$(68,966)	$(4,217,071)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Warrant expense	—	51,042	51,042
Loss on marketable securities	—		4,475,542
Conversion inducement expense	—		11,911
(Gain) loss on conversion of accounts payable, accrued expenses and notes into common stock	—	(9,641)	(1,207,673)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	—		65,205
Accounts payable and accrued expenses	15,792	(25,829)	200,653
Income tax payable	(20,000)		41,485

Net cash used in operating activities	(35,579)	(53,394)	(578,906)

Investing activities
Proceeds from sale of marketable securities	—		157,869

Net cash used in investing activities	—		157,869

Financing activities
Proceeds from loans from related parties	50,000	61,000	436,000

Net cash provided by financing activities	50,000	61,000	436,000

Net (decrease) increase in cash	14,421	7,606	14,963
Cash at beginning of period	642	5,614	100

Cash at end of period	$15,063	13,220	$15,063

The accompanying notes are an integral part of these financial statements.

SP HOLDING CORPORATION

STATEMENTS OF CASH FLOWS

(A Development Stage Enterprise)

(Continued)

	Three Months Ended March 31,
	2006	2005
Supplemental disclosure of cash flow information
Conversion of accounts payable, notes payable and accrued expenses into common stock	$—	$21,338
Conversion of accounts payable and notes payable due related parties including accrued interest into Series A Convertible preferred stock	$498,480	—

The accompanying notes are an integral part of these financial statements.

SP HOLDING CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

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

3. Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the regulations of the Securities and Exchange Commission. Accordingly, financial statements included herein do not include all of the information and footnotes required by accounting principles generally accepted in the United States for audited financial statements. However, in the opinion of management, the accompanying financial statements and notes thereto include all adjustments and disclosures necessary for the fair presentation of the financial statements. The balance sheet as of December 31, 2005, was derived from

SP HOLDING CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

the Company’s audited financial statements. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. The interim financial statements should be read in conjunction with the audited financial statements included in Form 10-KSB for the year ended December 31, 2005.

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

Stock Based Compensation

On January 1, 2006, the company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123R, Share-Based Payment, (“FAS 123R”). Prior to January 1, 2006, the Company accounted for its share based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based compensation (“FAS 123”). In accordance with APB 25 no compensation was required to be recognized for options granted that had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

The Company adopted FAS 123R using the modified prospective transition method. Under that transition method, compensation cost recognized in the quarter ended March 31, 2006 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of FAS 123R. Compensation cost is recognized on a straight-line basis, net of estimated forfeitures, over the requisite service period of each award. The results of the prior periods have not been restated.

At March 31, 2006, the Company had 10,000 shares of common stock reserved for issuance under employee incentive stock bonus, purchase or option plans. One plan, initiated in July 1998, reserved 6,667 shares, and another plan, initiated in

SP HOLDING CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

September 2000, reserved 3,333 shares. Additional options of 2,916 are outstanding outside these two plans to former executive officers. All full time employees were eligible for both plans. Plan options have a term of 5 years and vest 25% annually on the employee’s anniversary date over a four-year period. As of March 31, 2006 there were 9,043 shares vested under both plans and there was no compensation expense recorded in the three months ended March 31, 2006 relative to these stock options.

Employee stock option activity was as follows during three months ended March 31, 2006:

	Options	Weighted Average Exercise Price
Outstanding – December 31, 2005	3,873	$796.36
Granted at market price	—	—
Exercised	—	—
Expired or cancelled	—	—

Outstanding – March 31, 2006	3,873	$796.36

Exercisable as of March 31, 2006	3,873	$796.36

The range of exercise prices of outstanding options at March 31, 2006 is $77 through $969. The weighted average remaining contractual life of the options as of December 31, 2005 is .53 years.

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

SP HOLDING CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

4. Accrued Expenses

A summary of accrued expenses at March 31, 2006 and December 31, 2005 is as follows:

	March 31, 2006	December 31, 2005
Accrued interest	$—	$25,110
Income tax payable	41,485	61,485
Other	—	—

	$41,485	$86,595

5. Related Party Transactions

Due to Related Parties

During the year ended December 31, 2005, certain of the Company’s stockholders loaned the Company an additional $386,000 through the issuance of promissory notes bearing interest at 8% per annum and 12% after the due date until settled. In February 2006, the Company received an additional $50,000 from these stockholders. The Company has satisfied its obligations under these loans by issuing Series A Convertible Preferred Stock. The Company has no further obligation under these stock holder loans. See Note 6, below.

Related Party Interest Expense

Interest expense recorded during the three months ended March 31, 2006 and 2005 related to related party notes, loans and other balances was as follows:

	Three months ended March 31
	2006	2005
Interest Expense on stockholder loans	$7,370	$2,422

Related Party Consulting Fees

From time to time, the Company utilizes the services of a consulting firm where the Company’s Chief Executive Officer and Acting Chief Financial Officer is a managing partner. The following table represents consulting fees paid to this firm for the three months ended March 31, 2006 and 2005.

	Three months ended March 31
	2006	2005
Consulting Fees to related parties	$—	$15,000

6. Stockholders’ Equity

These matters relate to preferred stock issuances during the three months ended March 31, 2006:

Series A Convertible Preferred Stock

On February 1, 2006, the Company issued a certificate of designation for a new Series A Preferred Stock. On February 7, 2006, SP Holding Corporation issued an aggregate of 55.8 shares of its new Series A Convertible Preferred Stock (the “Series A Preferred Stock”) in exchange for outstanding promissory notes of the Company and the settlement of certain other accrued liabilities of the Company in the aggregate principal amount plus accrued interest of $498,480. The holders of the Company’s outstanding promissory notes entered into separate exchange agreements (the “Exchange Agreements”) with the Company.

SP HOLDING CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

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

These matters relate to common stock issuances and common stock activity during the year ended December 31, 2005:

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

Non-employee Common Stock Warrants:

As of March 31, 2006, the Company had 500 warrants outstanding with an exercise price of $1,800 per share. The warrants expired on March 31, 2006.

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

SP HOLDING CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

7. Subsequent Events

On April 3, 2006, the Company filed a Definitive Schedule 14C with the Securities and Exchange Commission amending its Articles of Incorporation to change its name from SP Holding Corporation to Planetwide Games, Inc.

Item 2. Management’s Discussion and Analysis

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

Agreement and Plan of Merger and Reorganization – Planetwide Games, Inc.

On February 10, 2006, the Company and Planetwide Games, Inc., a privately held innovative provider of branded online video games and proprietary software, entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”). Under the terms of the Merger Agreement, all outstanding shares of Planetwide Games Common Stock, $0.0001 par value, will be exchanged for shares of the Company’s Common Stock, $0.001 par value (“Company Common Stock”), and the Company will assume all of the stock options, warrants and convertible securities of Planetwide Games. After the consummation of the merger, Planetwide Games security holders, together with investors in a separate private offering anticipated to close near the time of the merger, are anticipated to own approximately 95% of the Company on a fully diluted basis. Consummation of the merger is subject to certain closing conditions, including the availability of cash balances of at least $5 million at or near the time of closing. The parties intend to consummate the merger during the second quarter of 2006. The terms of the Merger Agreement may be amended or modified upon the mutual agreement of the parties.

Results of Operations

During the three months ended March 31, 2006 and March 31, 2005, the Company was a non-operating public shell and did not earn revenues.

General and administrative expenses decreased to $24,001 for the three months ended March 31, 2006 from $25,143 for the three months ended March 31, 2005. The overall decrease in the 2006 period is due to decreased consulting fees partially offset by increase accounting and legal fees associated with the Company’s audit and annual report for the year ended December 31, 2005.

Interest expense increased to $7,370 for the three months ended March 31, 2006 compared to $2,422 for the three months ended March 31, 2005 due to higher shareholder loans outstanding during the 2006 period.

During the three months ended March 31, 2005, the Company valued the issuance of 9,070 shares of its restricted common stock at $51,042 that were issued in exchange for its outstanding Series A and Bridge Loan Warrants.

During the three months ended March 31, 2005, the Company recorded gain on extinguishments of debt of $9,641 due to the efforts of the Company to reduce the accounts payable through negotiations and issuance of common stock in exchange for payment.

Net loss decreased to $31,371 for the three months ended March 31, 2006 from $68,966 for the three months ended March 31, 2005. The decrease in the 2006 period is related primarily to lower expenses as discussed above.

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

As of March 31, 2006, the Company had cash of approximately $15,063. During the three months ended March 31, 2006, cash provided from investing activities was approximately $50,000 from stockholder loans. The Company does not have any commitments for capital expenditures or leasing commitments in the future. During the three months ended March 31, 2006, the Company converted its outstanding stockholder loans including accrued interest and certain related party accounts payable into 55.8 shares of Series A Convertible Preferred Stock amounting to $498,480.

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

RISK FACTORS

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

ITEM 3. Controls and Procedures

The Company’s Acting Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of March 31, 2006, that the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Acting Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the quarter ended December 31, 2005, there were no changes in the Company’s “internal controls over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 7, 2006, SP Holding Corporation issued an aggregate of 55.4 shares of its new Series A Convertible Preferred Stock (the “Series A Preferred Stock”) in exchange for outstanding promissory notes of the Company and the settlement of certain other accrued liabilities of the Company in the aggregate principal amount plus accrued interest of $498,480.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There have been no defaults upon senior securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the three months ended March 31, 2006.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS.

Exhibit Index Number	Description
2.1	Asset Purchase Agreement between the Registrant and P-Com, Inc. (4)

2.2	Agreement and Plan of Merger dated as of February 10, 2006 by and among SP Holding SP Holding Corporation, PWG Acquisition Corporation and Planetwide Games, Inc. (4)

3.1	Amended and Restated Certificate of Incorporation of SP Holding Corporation (5)

3.2	Amended and Restated Bylaws of SP Holding Corporation. (1)

10.1	Purchase Agreement, dated August 23, 2001, by and among SPEEDCOM Wireless Corporation and the Purchasers, as defined. (3)

10.2	Registration Rights Agreement, dated August 23, 2001, by and among SPEEDCOM Wireless Corporation and the Purchasers, as defined. (3)

10.3	Settlement Agreement between SPEEDCOM Wireless Corporation and I.W. Miller Group, Inc. dated June 25, 2001. (3)

10.1	Certificate of Designation of the relative rights and preferences of the Series A convertible preferred stock (6)

10.2	Exchange Agreement for holders of SP Holding Corporation’s promissory notes (6)

31.1	Certification pursuant to Sarbanes-Oxley Section 302 (7)

31.2	Certification pursuant to Sarbanes-Oxley Section 302 (7)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)

(1)	Incorporated by reference to the Form 10-QSB filed May 14, 2001.
(2)	Incorporated by reference to the Form 8-K filed July 2, 2001.
(3)	Incorporated by reference to the Form S-3 filed September 18, 2001.
(4)	Incorporated by reference to the Form 8-K filed June 17, 2003.
(5)	Incorporated by reference to the Form 8-K filed December 3, 2003.
(6)	Incorporated by reference to the Form 8-K filed February 7, 2006
(7)	Filed as an exhibit to this report on Form 10-QSB for the quarter ended March 31, 2006

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SP HOLDING CORPORATION

Dated: May 19, 2006	/s/ Mark Schaftlein
Mark Schaftlein, Acting Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Mark Schaftlein Mark Schaftlein	Acting Chief Executive Officer (principal executive officer), Chief Financial Officer (principal executive officer) and Sole Director	May 19, 20066