Form 10QSB
period 2006-06-30
SP Holding CORP
filed 2006-08-21
CIK 1014343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDING JUNE 30, 2006

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

The number of shares of the issuer’s common stock outstanding as of August 18, 2006 was 439,403

Transitional small business disclosure format (check one):    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☒  YES    ☐  NO

SP HOLDING CORPORATION

FORM 10-QSB FOR THE PERIOD ENDED JUNE 30, 2006

Index

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
	Balance Sheets as of June 30, 2006 and December 31, 2005	3
	Statements of Operations for the three and six months ended June 30, 2006 and 2005 and from the development stage January 1, 2004 (inception) through June 30, 2006	4
	Statements of Changes in Stockholders’ Deficit from the development stage January 1, 2004 (inception) through June 30, 2006	5
	Statements of Cash Flows for the six months ended June 30, 2006 and 2005 and from the development stage January 1, 2004 (inception) through June 30, 2006	6
	Notes to Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Controls and Procedures	14

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	14
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3	Defaults upon Senior Securities	14
Item 4.	Submission of Matters to a Vote of Security Holders	14
Item 5	Other Information	14
Item 6.	Exhibits	15

SP HOLDING CORPORATION

BALANCE SHEETS

(A Development Stage Enterprise)

	June 30, 2006	December 31, 2005
Assets
Current assets:
Cash	$32,036	$642

Total current assets	32,036	642

Total assets	$32,036	$642

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$67,411	$64,291
Accrued interest	—	25,110
Income tax payable	—	61,485
Due to related parties	—	386,000

Total current liabilities	67,411	536,886

Stockholders’ equity (deficit):
Preferred stock, $9.00 stock liquidation value per share, 60 shares authorized, 59.1 issued and outstanding	1	—
Common stock, $.001 par value, 500,000,000 shares authorized, 439,403 shares issued and outstanding	439	439
Additional paid-in capital	25,640,644	25,112,165
Accumulated deficit	(16,571,559)	(16,571,559)
Deficit accumulated during the development stage	(9,104,900)	(9,077,289)

Total stockholders’ (deficit)	(35,375)	(536,244)

Total liabilities and stockholders’ (deficit)	$32,036	$642

The accompanying notes are an integral part of these financial statements.

SP HOLDING CORPORATION

STATEMENTS OF OPERATIONS

(A Development Stage Enterprise)

	Three Months Ended June 30,		Six Months Ended June 30,		Inception to Date from entering Development Stage January 1, 2004 to June 30, 2006
	2006	2005	2006	2005
Net revenues	$—	$—	$—	$—	$—
Cost of goods sold	—	—	—	—	—

Gross margin	—	—	—	—	—
Operating expenses:
General and administrative	37,726	50,808	61,726	75,951	695,535

	37,726	50,808	61,726	75,951	695,535

Loss from operations	(37,726)	(50,808)	(61,726)	(75,951)	(695,535)

Other (expense) income:

Interest expense		(3,353)	(7,370)	(5,775)	(52,534)
Interest income	—	—	—	—	17
Gain on extinguishment of debt	—	—	—	9,641	1,266,412
Loss on marketable securities	—	—	—		(4,475,542)
Other income (expense), net	—	3,000	—	(48,042)	(119,726)

		(353)	(7,370)	(44,176)	(3,381,372)

Net income (loss) before income taxes	$(37,726)	$(51,161)	$(27,611)	$(120,127)	$(4,035,423)
Income tax credit	41,485				(136,403)

Net income (loss)	$3,759	$(51,161)	$(27,611)	$(120,127)	$(4,213,311)

Income (Loss) per common share:

Basic net loss per share	$0.01	$(0.12)	$(0.06)	$(0.27)

Weighted average shares used in computing basic and diluted loss per common share	439,403	432,925	439,403	439,403

The accompanying notes are an integral part of these financial statements.

SP HOLDING CORPORATION

(A Development Stage Enterprise)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT)

FOR THE PERIOD JANUARY 1, 2004 (INCEPTION) TO JUNE 30, 2006

	Common Stock		Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Deficit accumulated through development stage 1/1/2004 to 03/31/2006	Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2003	78,413	$78	3,835,554	$5,455,702	$18,620,657	$(16,571,559)	—	$(635,000)	$6,869,878

Conversion of preferred stock, dividends and registration penalty to common stock	256,230	256	(3,835,554)	(5,455,702)	5,619,415	—		—	163,969
In-kind dividends distributed	—	—	—	—	—		(4,891,589)	—	(4,891,589)
Conversion of amounts due to related parties, accrued expenses, notes payable and accounts payable to common stock	71,910	72	—	—	728,406	—		—	728,478
Issuance of common stock as settlement of lease obligation	16,667	17	—	—	49,983	—		—	50,000
Change in comprehensive loss	—	—	—	—	—	—		635,000	635,000
Net(loss)	—	—	—	—	—		(3,742,690)	—	(3,742,690)

Balance at December 31, 2004	423,220	423	—	—	25,018,461	(16,571,559)	(8,634,279)	—	(186,954)

Conversion of accounts payable to common stock	7,113	7			42,671				42,678

Issuance of shares for exchange of warrants	9,070	9			51,033				51,042

Net (loss)							(443,010)		(443,010)

Balance at December 31, 2005	439,403	$439	$—	$—	25,112,165	(16,571,559)	(9,077,289)	—	(536,244)

Issuance of Series A Convertible Preferred in exchange for related party commitments	—	—	59.1	1	528,729	—	—		528,730

Net income							(27,611)		(27,611)

Balance at June 30, 2006	439,403	$439	59.1	$528,480	$25,640,644	$(16,571,559)	$(9,104,900)	$—	$(35,375)

The accompanying notes are an integral part of these financial statements.

SP HOLDING CORPORATION

STATEMENTS OF CASH FLOWS

(A Development Stage Enterprise)

	Six Months Ended June 30,		Inception from entering Development Stage January 1, 2004 to June 30, 2006
	2006	2005
Operating activities
Net income (loss)	$(27,611)	$(120,127)	$(4,213,311)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Warrant expense	—	51,042	51,042
Loss on marketable securities	—		4,475,542
Conversion inducement expense	—		11,911
(Gain) loss on conversion of accounts payable, accrued expenses and notes into common stock	—	(9,641)	(1,207,673)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	—		65,205
Accounts payable and accrued expenses	40,490	(20,320)	225,351
Income tax payable	(61,485)		(61,485)

Net cash used in operating activities	(48,606)	(99,046)	(591,933)

Investing activities
Proceeds from sale of marketable securities	—		157,869

Net cash used in investing activities	—		157,869

Financing activities
Proceeds from loans from related parties	80,000	61,000	466,000

Net cash provided by financing activities	80,000	61,000	466,000

Net (decrease) increase in cash	31,394	7,606	31,936
Cash at beginning of period	642	5,614	100

Cash at end of period	$32,036	13,220	$32,036

	Six Months Ended June 30,
	2006	2005
Supplemental disclosure of cash flow information
Conversion of accounts payable, notes payable and accrued expenses into common stock	$—	$21,338
Conversion of accounts payable and notes payable due related parties including accrued interest into Series A Convertible preferred stock	$528,480	—

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

Agreement and Plan of Merger and Reorganization – Planetwide Games, Inc.

On February 10, 2006, the Company and Planetwide Games, Inc., a privately held provider of branded online video games and proprietary software, entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”). On June 5, 2006, the Company and Planetwide Games agreed to terminate the Merger Agreement.

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

Marketable Securities

The Company accounts for marketable securities in accordance with SFAS No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. SFAS No. 115 determines the proper classification of all marketable securities as held-to-maturity, available-for-sale, or trading at the time of purchase, and re-evaluates such classification as of each balance sheet date. Unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

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

Comprehensive Income (Loss)

Under SFAS No. 130, REPORTING COMPREHENSIVE INCOME,, the Company is required to display comprehensive income and its components as part of our financial statements. The measurement and presentation of net income did not change. Comprehensive income comprises net income and other comprehensive income. Other comprehensive income includes certain changes in equity of the Company that are excluded from net income. Specifically, SFAS No. 130 requires unrealized gains and losses on the Company’s available for sale investments, that were reported in stockholder’s equity, to be included in accumulated other comprehensive income.

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

The Company adopted FAS 123R using the modified prospective transition method. Under that transition method, compensation cost recognized in the six months ended June 30, 2006 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of FAS 123R. Compensation cost is recognized on a straight-line basis, net of estimated forfeitures, over the requisite service period of each award. The results of the prior periods have not been restated.

At June 30, 2006, the Company had 10,000 shares of common stock reserved for issuance under employee incentive stock bonus, purchase or option plans. One plan, initiated in July 1998, reserved 6,667 shares, and another plan, initiated in

SP HOLDING CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

September 2000, reserved 3,333 shares. Additional options of 2,916 are outstanding outside these two plans to former executive officers. All full time employees were eligible for both plans. Plan options have a term of 5 years and vest 25% annually on the employee’s anniversary date over a four-year period. As of June 30, 2006 there were 9,043 shares vested under both plans and there was no compensation expense recorded in the three or six months ended June 30, 2006 relative to these stock options.

Employee stock option activity was as follows during six months ended June 30, 2006:

	Options	Weighted Average Exercise Price
Outstanding – December 31, 2005	3,873	$796.36
Granted at market price	—	—
Exercised	—	—
Expired or cancelled	—	—
Outstanding – June 30, 2006	3,873	$796.36
Exercisable as of June 30, 2006	3,873	$796.36

The range of exercise prices of outstanding options at June 30, 2006 is $77 through $969. The weighted average remaining contractual life of the options as of June 30, 2005 is 0.28 years.

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

Changes in accounting Principles

Financial Accounting Standards Number 154 (“FASB 154”) (Accounting for Changes and Error Corrections) required that changes in accounting principles, reporting entity, and error corrections be accounted for retroactively whenever feasible. Changes in accounting estimates are recorded in the period they occur and subsequent periods. During the year 2005, the Company amended its 2003 income tax return resulting in an alternative minimum tax being charged to the Company. The effect of such tax has been accounted for as a change in accounting estimate.

4. Accrued Expenses

A summary of accrued expenses at June 30, 2006 and December 31, 2005 is as follows:

	June 30, 2006	December 31, 2005
Accrued interest	$—	$25,110
Income tax payable	—	61,485
Other	—	—

	$—	$86,595

SP HOLDING CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

5. Related Party Transactions

Due to Related Parties

During the year ended December 31, 2005, certain of the Company’s stockholders loaned the Company an additional $386,000 through the issuance of promissory notes bearing interest at 8% per annum and 12% after the due date until settled. In February 2006, the Company received an additional $50,000 from these stockholders. The Company has satisfied its obligations under these loans by issuing Series A Convertible Preferred Stock. The Company has no further obligation under these stock holder loans. On June 30, 2006, a stockholder loaned the Company $30,000 which was simultaneously satisfied through the issuance of 3.33 shares of Series A Preferred Stock. See Note 6, below.

Related Party Interest Expense

Interest expense recorded during the three and six months ended June 30, 2006 and 2005 related to related party notes, loans and other balances was as follows:

	Three months ended June 30		Six months ended June 30
	2006	2005	2006	2005
Interest Expense on stockholder loans	$—	$3,353	$7,370	$5,775

Related Party Consulting Fees

From time to time, the Company utilizes the services of a consulting firm where the Company’s Chief Executive Officer and Acting Chief Financial Officer is a managing partner. The following table represents consulting fees paid to this firm for the three and six months ended June 30, 2006 and 2005.

	Three months ended June 30		Six months ended June 30
	2006	2005	2006	2005
Consulting Fees to related parties	$15,000	$15,000	$15,000	$15,000

6. Stockholders’ Equity

These matters relate to preferred stock issuances during the six months ended June 30, 2006:

Series A Convertible Preferred Stock

On February 1, 2006, the Company filed a certificate of designation for the relative rights and preferences of the Series A Convertible Preferred Stock with the Secretary of State of the State of Delaware. On February 7, 2006, the Company issued an aggregate of 55.8 shares of its Series A Preferred Stock in exchange for outstanding promissory notes of the Company and the settlement of certain other accrued liabilities of the Company in the aggregate principal amount plus accrued interest of $498,480. The holders of the Company’s outstanding promissory notes entered into separate exchange agreements with the Company. On June 30, 2006, the Company issued 3.33 shares of Series A Preferred Stock in exchange for $30,000 of loans that were advanced to the Company by certain existing stockholders on June 30, 2006.

Each share of Series A Preferred Stock has a par value of $.001, a liquidation preference amount of $9,000, and is convertible into shares of the Company’s common stock (the “Common Stock”) at any time by the holders of the Series A Preferred Stock at a conversion price per share of $3.00. Commencing six months following the issuance date of the Series A Preferred Stock, the holders are entitled to receive dividends at the rate of 8% per annum payable quarterly at the Company’s option in cash or restricted shares of Common Stock. The Series A Preferred Stock has a term of two years from the date of issuance and upon a change of control transaction, the aggregate number of shares of Series A Preferred Stock issued shall automatically convert into a number of shares of restricted Common Stock equal to 61% of the number of shares of Common Stock issued and outstanding on a fully diluted basis as of the date of, but immediately prior to, the consummation of the change of control transaction.

SP HOLDING CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

6. Stockholders’ Equity (continued)

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

Antidilution Provisions

Under the anti-dilution provisions of the Company’s previous preferred stock, if the Company issues common stock or common stock equivalents at a purchase price, conversion price, or warrant or option exercise price that is less than the lesser of the current preferred stock conversion price of $337.50 per share or the current market price, the conversion price of the preferred stock will be reduced using a customary weighted average basis formula. In February 2004, the Company converted all of its 12,785 shares of preferred stock, dividends and registration penalty due to the preferred stockholders into 256,230 shares of the Company’s common stock.

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

7. Subsequent Events

There have been no reportable events since June 30, 2006.

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

The financial statements are prepared on a going-concern basis, which assumes that the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company incurred operating losses of approximately $437,000 for the year ended December 31, 2005 and anticipates that it will continue to incur similar losses until it identifies a suitable merger candidate. Additionally, the Company’s cash flows until that transaction completes will be insufficient to finance the Company, without funding from other sources. These conditions raise substantial doubt as to the ability of the Company to continue its normal business as a going concern.

Management’s plans for this uncertainty include identifying new merger candidates. However, in the event these contemplated transactions do not come to fruition, management will need to raise additional capital from external source and will use their best efforts to continue as a separate public entity and identify a new merger candidate. There can be no assurance that management will be successful in these plans. Accordingly, the accompanying financial statements do no include any adjustments that may arise from the uncertainty surrounding the Company’s ability to continue as a going concern.

Agreement and Plan of Merger and Reorganization – Planetwide Games, Inc.

On February 10, 2006, the Company and Planetwide Games, Inc., a privately held innovative provider of branded online video games and proprietary software, entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”). On June 5, 2006, the Company and Planetwide Games terminated the Merger Agreement.

Results of Operations

During the three and six months ended June 30, 2006 and June 30, 2005, the Company was a non-operating public shell and did not earn revenues.

Results of Operations for the three months ended June 30, 2006 and 2005

General and administrative expenses decreased to $37,726 for the three months ended June 30, 2006 from $50,808 for the three months ended June 30, 2005. The overall decrease in the 2006 period is due to decreased consulting and legal fees.

Interest expense decreased to $0 for the three months ended June 30, 2006 compared to $3,353 for the three months ended June 30, 2005 due to higher shareholder loans outstanding during the 2005 period.

During the three months ended June 30, 2006, the Company received a letter of determination from the Internal Revenue Service where they waived the previously invoiced interest and penalties. These amounts which totaled $41,485 were accrued as Income Tax Payable and Interest Expense during the year ended December 31, 2005. The receipt of this determination results in a credit to income taxes of $41,485 during the 2006 period.

Net income increased to $3,759 for the three months ended June 30, 2006 from a loss of $51,161 for the three months ended June 30, 2005. The decrease in the 2006 period is related primarily to lower expenses as discussed above.

Results of Operations for the six months ended June 30, 2006 and 2005

General and administrative expenses decreased to $61,726 for the six months ended June 30, 2006 from $75,951 for the six months ended June 30, 2005. The overall decrease in the 2006 period is due to decreased consulting and legal fees, partially offset by higher costs of the audit for the year ended December 31, 2005.

Interest expense increased to $7,370 for the six months ended June 30, 2006 compared to $5,775 for the six months ended June 30, 2005 due to higher shareholder loans outstanding during the 2006 period.

During the six months ended June 30, 2006, the Company received a letter of determination from the Internal Revenue Service where they waived the previously invoiced interest and penalties. These amounts which totaled $41,485 were accrued as Income Tax Payable and Interest Expense during the year ended December 31, 2005. The receipt of this determination results in a credit of income taxes of $41,485 during the 2006 period.

During the six months ended June 30, 2005, the Company valued the issuance of 9,070 shares of its restricted common stock at $51,042 that were issued in exchange for its outstanding Series A and Bridge Loan Warrants.

Net income loss decreased to $27,611 for the six months ended June 30, 2006 from a loss of $120,127 for the three months ended June 30, 2005. The decrease in the 2006 period is related primarily to lower expenses as discussed above.

Liquidity and Capital Resources

The Company’s financial statements are prepared on a going-concern basis, which assumes that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company’s future cash flows are projected to be insufficient to finance projected operations, unless the Company finds funding from other sources or a potential merger candidate. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern.

Management’s plans for this uncertainty include identifying new merger candidates. However, in the event these contemplated transactions do not come to fruition, management will need to raise additional capital from external source and will use their best efforts to continue as a separate public entity and identify a new merger candidate. There can be no assurance that management will be successful in these plans. Accordingly, the accompanying financial statements do no include any adjustments that may arise from the uncertainty surrounding the Company’s ability to continue as a going concern.

As of June 30, 2006, the Company had cash of approximately $32,036. During the six months ended June 30, 2006, cash provided from investing activities was approximately $80,000 from stockholder loans. The Company does not have any commitments for capital expenditures or leasing commitments in the future. During the six months ended June 30, 2006, the Company converted $528,480 of stockholder loans including accrued interest and certain related party accounts payable into 59.1 shares of Series A Preferred Stock amounting to $528,480.

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

If the holders of our preferred stock elect to convert their preferred stock and exercise their warrants to shares of common stock, it will decrease the relative voting power of existing common stockholders and the preferred stockholders will control a majority of our common stock. In such event, the former preferred stockholders, in their capacity as common stockholders, would be in a position to control our company. Therefore, certain corporate actions, which the Board of Directors may deem advisable for the stockholders of the Company as a whole, may not be approved by the common stockholders if submitted to a vote, unless the former preferred stockholders, in their capacity as common stockholders, approve the action.

Because the Company is subject to the “penny stock” rules, the level of trading activity in the Company’s common stock may continue to be at a reduced level.

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 per share that trade on the OTC Bulletin Board or the Pink Sheets. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its sales person in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, broker-dealers who sell these securities to persons other than established customers and “accredited investors” must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity in a penny stock, and investors in a penny stock may find it difficult to sell their shares.

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

ITEM 3. Controls and Procedures

The Company’s Acting Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of June 30, 2006, that the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Acting Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the quarter ended June 30, 2005, there were no changes in the Company’s “internal controls over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There have been no defaults upon senior securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the three months ended June 30, 2006.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS.

Exhibit Index Number	Description
2.1	Asset Purchase Agreement between the Registrant and P-Com, Inc. (4)

2.2	Agreement and Plan of Merger dated as of February 10, 2006 by and among SP Holding SP Holding Corporation, PWG Acquisition Corporation and Planetwide Games, Inc. (4)

3.1	Amended and Restated Certificate of Incorporation of SP Holding Corporation (5)

3.2	Amended and Restated Bylaws of SP Holding Corporation. (1)

10.1	Purchase Agreement, dated August 23, 2001, by and among SPEEDCOM Wireless Corporation and the Purchasers, as defined. (3)

10.2	Registration Rights Agreement, dated August 23, 2001, by and among SPEEDCOM Wireless Corporation and the Purchasers, as defined. (3)

10.3	Settlement Agreement between SPEEDCOM Wireless Corporation and I.W. Miller Group, Inc. dated June 25, 2001. (3)

10.1	Certificate of Designation of the relative rights and preferences of the Series A convertible preferred stock (6)

10.2	Exchange Agreement for holders of SP Holding Corporation’s promissory notes (6)

31.1	Certification pursuant to Sarbanes-Oxley Section 302 (7)

31.2	Certification pursuant to Sarbanes-Oxley Section 302 (7)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)

(1)	Incorporated by reference to the Form 10-QSB filed May 14, 2001.
(2)	Incorporated by reference to the Form 8-K filed July 2, 2001.
(3)	Incorporated by reference to the Form S-3 filed September 18, 2001.
(4)	Incorporated by reference to the Form 8-K filed June 17, 2003.
(5)	Incorporated by reference to the Form 8-K filed December 3, 2003.
(6)	Incorporated by reference to the Form 8-K filed February 7, 2006
(7)	Filed as an exhibit to this report on Form 10-QSB for the period ended June 30, 2006

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SP HOLDING CORPORATION

Dated: August 18, 2006	/s/ Mark Schaftlein
Mark Schaftlein, Acting Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Mark Schaftlein Mark Schaftlein	Acting Chief Executive Officer (principal executive officer), Chief Financial Officer (principal executive officer) and Sole Director	August 18, 2006