Form 10QSB
period 2006-09-30
SP Holding CORP
filed 2006-11-16
CIK 1014343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDING SEPTEMBER 30, 2006

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

The number of shares of the issuer’s common stock outstanding as of November 17, 2006 was 439,403

Transitional small business disclosure format (check one):    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☒  YES    ☐  NO

SP HOLDING CORPORATION

FORM 10-QSB FOR THE PERIOD ENDED SEPTEMBER 30, 2006

Index

	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
	Balance Sheets as of September 30, 2006 and December 31, 2005	3
	Statements of Operations for the three and nine months ended September 30, 2006 and 2005 and from the development stage January 1, 2004 (inception) through September 30, 2006	4
	Statements of Changes in Stockholders’ Deficit from the development stage January 1, 2004 (inception) through September 30, 2006	5
	Statements of Cash Flows for the nine months ended September 30, 2006 and 2005 and from the development stage January 1, 2004 (inception) through September 30, 2006	6
	Notes to Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Controls and Procedures	14

	PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	14
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3	Defaults upon Senior Securities	14
Item 4.	Submission of Matters to a Vote of Security Holders	14
Item 5	Other Information	14
Item 6.	Exhibits	15

SP HOLDING CORPORATION

BALANCE SHEETS

(A Development Stage Enterprise)

UNAUDITED

	September 30, 2006	December 31, 2005
Assets
Current assets:
Cash	$19,305	$642

Total current assets	19,305	642

Total assets	$19,305	$642

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$71,039	$64,291
Accrued interest	—	25,110
Income tax payable	—	61,485
Due to related parties	—	386,000

Total current liabilities	71,039	536,886

Stockholders’ equity (deficit):
Preferred stock, $9.00 stock liquidation value per share, 60 shares authorized, 59.1 issued and outstanding	1	—
Common stock, $.001 par value, 500,000,000 shares authorized, 439,403 shares issued and outstanding	439	439
Additional paid-in capital	25,640,644	25,112,165
Accumulated deficit	(16,571,559)	(16,571,559)
Deficit accumulated during the development stage	(9,121,259)	(9,077,289)

Total stockholders’ (deficit)	(51,734)	(536,244)

Total liabilities and stockholders’ (deficit)	$19,305	$642

The accompanying notes are an integral part of these financial statements.

SP HOLDING CORPORATION

STATEMENTS OF OPERATIONS

(A Development Stage Enterprise)

UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,		Inception to Date from entering Development Stage January 1, 2004 to September 30, 2006
	2006	2005	2006	2005
Net revenues	$—	$—	$—	$—	$—
Cost of goods sold	—	—	—	—	—

Gross margin	—	—	—	—	—
Operating expenses:
General and administrative	22,763	35,060	84,489	111,011	718,298

	22,763	35,060	84,489	111,011	718,298

Loss from operations	(22,763)	(35,060)	(84,489)	(111,011)	(718,298)

Other (expense) income:
Interest expense	—	(6,912)	(7,370)	(12,687)	(52,534)
Interest income	—	—	—	—	17
Gain on extinguishment of debt	—	2,762	—	12,403	1,266,412
Loss on marketable securities	—	—	—		(4,475,542)
Other income (expense), net	6,404	—	6,404	(48,042)	(113,322)

	6,404	(4,150)	(966)	(48,326)	(3,374,969)

Net income (loss) before income taxes	$(16,359)	$(39,210)	$(85,455)	$(159,337)	$(4,093,267)
Income tax credit	—	(177,888)	41,485	(177,888)	(136,403)

Net income (loss)	$(16,359)	$(217,098)	$(43,970)	$(337,224)	$(4,229,670)

Income (Loss) per common share:
Basic net loss per share	$(0.04)	$(0.49)	$(0.10)	$(0.77)

Weighted average shares used in computing basic and diluted loss per common share	439,403	439,403	439,403	437,561

The accompanying notes are an integral part of these financial statements.

SP HOLDING CORPORATION

(A Development Stage Enterprise)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT)

FOR THE PERIOD JANUARY 1, 2004 (INCEPTION) TO SEPTEMBER 30, 2006

UNAUDITED

					Additional Paid-in Capital	Accumulated Deficit	Deficit accumulated through development stage 1/1/2004 to 09/30/2006	Comprehensive Loss	Total
	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2003	78,413	$78	3,835,554	$5,455,702	$18,620,657	$(16,571,559)	—	$(635,000)	$6,869,878

Conversion of preferred stock, dividends and registration penalty to common stock	256,230	256	(3,835,554)	(5,455,702)	5,619,415	—		—	163,969
In-kind dividends distributed	—	—	—	—	—		(4,891,589)	—	(4,891,589)
Conversion of amounts due to related parties, accrued expenses, notes payable and accounts payable to common stock	71,910	72	—	—	728,406	—		—	728,478
Issuance of common stock as settlement of lease obligation	16,667	17	—	—	49,983	—		—	50,000
Change in comprehensive loss	—	—	—	—	—	—		635,000	635,000
Net(loss)	—	—	—	—	—		(3,742,690)	—	(3,742,690)

Balance at December 31, 2004	423,220	423	—	—	25,018,461	(16,571,559)	(8,634,279)	—	(186,954)

Conversion of accounts payable to common stock	7,113	7			42,671				42,678

Issuance of shares for exchange of warrants	9,070	9			51,033				51,042

Net (loss)							(443,010)		(443,010)

Balance at December 31, 2005	439,403	$439	$—	$—	25,112,165	(16,571,559)	(9,077,289)	—	(536,244)

Issuance of Series A Convertible Preferred in exchange for related party commitments	—	—	59.1	1	528,729	—	—		528,730

Net income							(43,970)		(43,970)

Balance at September 30, 2006	439,403	$439	59.1	$528,480	$25,640,644	$(16,571,559)	$(9,121,259)	$—	$(51,734)

The accompanying notes are an integral part of these financial statements.

SP HOLDING CORPORATION

STATEMENTS OF CASH FLOWS

(A Development Stage Enterprise)

UNAUDITED

	Nine Months Ended September 30,		Inception from entering Development Stage January 1, 2004 to September 30, 2006
	2006	2005
Operating activities
Net income (loss)	$(43,970)	$(337,225)	$(4,229,670)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Warrant expense	—	51,042	51,042
Loss on marketable securities	—		4,475,542
Conversion inducement expense	—		11,911
(Gain) loss on conversion of accounts payable, accrued expenses and notes into common stock	—	42,679	(1,207,673)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	—		65,205
Accounts payable and accrued expenses	44,118	(58,551)	228,979
Income tax payable	(61,485)		—

Net cash used in operating activities	(61,337)	(302,055)	(604,664)

Investing activities
Proceeds from sale of marketable securities	—		157,869

Net cash used in investing activities	—		157,869

Financing activities
Proceeds from loans from related parties	80,000	306,000	466,000

Net cash provided by financing activities	80,000	306,000	466,000

Net (decrease) increase in cash	18,663	3,946	19,205
Cash at beginning of period	642	5,614	100

Cash at end of period	$19,305	9,559	$19,305

	Nine Months Ended September 30,
	2006	2005
Supplemental disclosure of cash flow information

Conversion of accounts payable, notes payable and accrued expenses into common stock	$—	$21,338
Conversion of accounts payable and notes payable due related parties including accrued interest into Series A Convertible preferred stock	$528,480	—

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

The accompanying financial statements are prepared on a going-concern basis, which assumes that the Company will realize its assets and discharge its liabilities in the normal course of business. However, the Company has no operations and its projected cash flows for 2006 are currently projected to be insufficient to discharge its remaining liabilities, without funding from other sources. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern.

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

3. Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the regulations of the Securities and Exchange Commission. Accordingly, financial statements included herein do not include all of the information and footnotes required by accounting principles generally accepted in the United States for audited financial statements. However, in the opinion of management, the accompanying financial statements and notes thereto include all adjustments and disclosures necessary for the fair presentation of the financial statements. The balance sheet as of December 31, 2005, was derived from the Company’s audited financial statements. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. The interim financial statements should be read in conjunction with the audited financial statements included in Form 10-KSB for the year ended December 31, 2005.

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

SP HOLDING CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

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

Stock Based Compensation

On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123R, Share-Based Payment , (“FAS 123R”). Prior to January 1, 2006, the Company accounted for its share based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based compensation (“FAS 123”). In accordance with APB 25 no compensation was required to be recognized for options granted that had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

The Company adopted FAS 123R using the modified prospective transition method. Under that transition method, compensation cost recognized in the nine months ended September 30, 2006 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of FAS 123R. Compensation cost is recognized on a straight-line basis, net of estimated forfeitures, over the requisite service period of each award. The results of the prior periods have not been restated.

At September 30, 2006, the Company had 10,000 shares of common stock reserved for issuance under employee incentive stock bonus, purchase or option plans. One plan, initiated in July 1998, reserved 6,667 shares, and another plan, initiated in September 2000, reserved 3,333 shares. Additional options of 2,916 are outstanding outside these two plans to former executive officers. All full time employees were eligible for both plans. Plan options have a term of 5 years and vest 25% annually on the employee’s anniversary date over a four-year period. As of September 30, 2006 there were 9,043 shares vested under both plans and there was no compensation expense recorded in the three or nine months ended September 30, 2006 relative to these stock options.

Employee stock option activity was as follows during the nine months ended September 30, 2006:

	Options	Weighted Average Exercise Price
Outstanding – December 31, 2005	3,873	$796.36
Granted at market price	—	—
Exercised	—	—
Expired or cancelled	—	—
Outstanding – September 30, 2006	3,873	$796.36
Exercisable as of September 30, 2006	3,873	$796.36

The range of exercise prices of outstanding options at September 30, 2006 is $77 through $969. The weighted average remaining contractual life of the options as of September 30, 2006 is 0.04 years.

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

SP HOLDING CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

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

4. Accrued Expenses

A summary of accrued expenses at September 30, 2006 and December 31, 2005 is as follows:

	September 30, 2006	December 31, 2005
Accrued interest	$—	$25,110
Income tax payable	—	61,485
Other	—	—

	$—	$86,595

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

Related Party Interest Expense

Interest expense recorded during the three and nine months ended September 30, 2006 and 2005 related to related party notes, loans and other balances was as follows:

	Three months ended September 30		Nine months ended September 30
	2006	2005	2006	2005
Interest Expense on stockholder loans	$—	$6,912	$7,370	$12,687

Related Party Consulting Fees

From time to time, the Company utilizes the services of a consulting firm where the Company’s Chief Executive Officer and Acting Chief Financial Officer is a managing partner. The following table represents consulting fees paid to this firm for the three and nine months ended September 30, 2006 and 2005.

	Three months ended September 30		Nine months ended September 30
	2006	2005	2006	2005
Consulting Fees to related parties	$15,000	$15,000	$30,000	$30,000

SP HOLDING CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

6. Stockholders’ Equity

These matters relate to preferred stock issuances during the nine months ended September 30, 2006:

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

SP HOLDING CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

7. Subsequent Events

There have been no reportable events since September 30, 2006.

Item 2. Management’s Discussion and Analysis

This report contains trend analysis and other forward-looking statements that involve risks and uncertainties, such as statements concerning future operating results; developments in markets and strategic focus; and future economic, business and regulatory conditions. Such forward-looking statements are generally accompanied by words such as “plan”, “estimate”, “expect”, “believe”, “should”, “would”, “could”, “anticipate”, “may”, “forecast”, “project”, “pro forma”, “goal”, “continues”, “intend”, “seek” and other words that convey uncertainty of future events or outcomes.

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

Results of Operations

During the three and nine months ended September 30, 2006 and September 30, 2005, the Company was a non-operating public shell and did not earn revenues.

Results of Operations for the three months ended September 30, 2006 and 2005

General and administrative expenses decreased to $22,763 for the three months ended September 30, 2006 from $35,060 for the three months ended September 30, 2005. The overall decrease in the 2006 period is due to decreased consulting and legal fees.

Interest expense decreased to $0 for the three months ended September 30, 2006 compared to $6,912 for the three months ended September 30, 2005 due to higher shareholder loans outstanding during the 2005 period.

During the three months ended September 30, 2006, the Company received a refund of overpayment of payroll related taxes in the amount of $6,404 recorded as other income in the 2006 period.

Income tax expense decreased in the three months ended September 30, 2006 to 0 from $177,288 during the three months ended September 30, 2005 due to a one time payment of estimated Federal Alternative Minimum Taxes (AMT) on the sale to P-Com.

Net loss decreased to $16,359 for the three months ended September 30, 2006 from a loss of $217,097 for the three months ended September 30, 2005. The decrease in the 2006 period is related primarily to lower expenses as discussed above.

Results of Operations for the nine months ended September 30, 2006 and 2005

General and administrative expenses decreased to $84,489 for the nine months ended September 30, 2006 from $111,011 for the nine months ended September 30, 2005. The overall decrease in the 2006 period is due to decreased consulting and legal fees, partially offset by higher costs of the audit for the year ended December 31, 2005.

Interest expense increased to $7,370 for the nine months ended September 30, 2006 compared to $12,687 for the nine months ended September 30, 2005 due to higher shareholder loans outstanding during the 2006 period.

During the three months ended September 30, 2006, the Company received a refund of overpayment of payroll related taxes in the amount of $6,404 recorded as other income in the period.

During the nine months ended September 30, 2006, the Company received a letter of determination from the Internal Revenue Service where they waived the previously invoiced interest and penalties. These amounts which totaled $41,485 were accrued as Income Tax Payable and Interest Expense during the year ended December 31, 2005.

Income tax expense decreased to income of $41,485 during the nine months ended September 30, 2006 from expenses of $177,288 during the nine months ended September 30, 2005 due to a one time payment of estimated Federal Alternative Minimum Taxes (AMT) on the sale to P-Com partially offset by an adjustment by the IRS received in the 2006 period.

During the nine months ended September 30, 2005, the Company valued the issuance of 9,070 shares of its restricted common stock at $51,042 that were issued in exchange for its outstanding Series A and Bridge Loan Warrants.

Net loss decreased to $43,570 for the nine months ended September 30, 2006 from a loss of $337,224 for the nine months ended September 30, 2005. The decrease in the 2006 period is related primarily to lower expenses as discussed above.

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

As of September 30, 2006, the Company had cash of approximately $19,305. During the nine months ended September 30, 2006, cash provided from investing activities was approximately $80,000 from stockholder loans. The Company does not have any commitments for capital expenditures or leasing commitments in the future. During the nine months ended September 30, 2006, the Company converted $528,480 of stockholder loans including accrued interest and certain related party accounts payable into 59.1 shares of Series A Preferred Stock amounting to $528,480.

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

RISK FACTOR

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

During the quarter ended September 30, 2005, there were no changes in the Company’s “internal controls over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There have been no defaults upon senior securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the nine months ended September 30, 2006.

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

SP HOLDING CORPORATION

Dated: November 16, 2006	/s/ Mark Schaftlein
Mark Schaftlein, Acting Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Mark Schaftlein Mark Schaftlein	Acting Chief Executive Officer (principal executive officer), Chief Financial Officer (principal executive officer) and Sole Director	November 16, 2006