Form 10KSB
period 2006-12-31
SP Holding CORP
filed 2007-04-02
CIK 1014343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark one)

☒	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2006

or

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-21061

SP HOLDING CORPORATION
(Name of small business issuer in its charter)

Delaware	58-2044990
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3317 Third Avenue South, Seattle, Washington	98134
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (206) 838-4670

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No   ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐      No  ☒

State issuer’s revenues for its most recent fiscal year:  $9,663,000.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing sale price of the common stock on March 28, 2007, was $52,181,411.60. Shares of common stock held by officers, directors and by each person that owns more than 5% of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

The number of shares outstanding of registrant’s common stock, $0.001 par value at March 28, 2007, was 19,912,664 shares.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

PART I

FORWARD LOOKING STATEMENTS

You should read the following discussion in conjunction with our audited financial statements and the notes thereto that appear elsewhere in this Annual Report on Form 10-KSB. The following discussion contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which involve risks and uncertainties. Forward-looking statements generally include words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and words of similar import as well as the negative of those terms. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. All forward-looking statements included in this Annual Report on Form 10-KSB are based on current expectations and are subject to important factors that could cause actual results to differ materially from those projected in the forward-looking statements. Such important factors include, but are not limited to, those discussed below under “Risk Factors” and elsewhere in this Annual Report and in other documents we file with the Securities and Exchange Commission (the “SEC”).

Item 1. Description of Business

Our Company

We were incorporated in Florida on March 16, 1994 and reincorporated in Delaware on September 26, 2000. For the years ended December 31, 2006, 2005 and 2004, we were a non-operating shell company and our business operations were limited to sustaining a public shell vehicle.

On February 12, 2007, we acquired Organic Holding Company, Inc., an organic food services company, through a reverse merger with our wholly owned subsidiary. As a result of the merger, Organic Holding Company, Inc. became our wholly owned subsidiary and was renamed “Organic To Go, Inc.” In connection with the merger, we issued the following securities to the security holders of Organic Holding Company, Inc.:

•	8,633,765 shares of our common stock in exchange for 12,372,712 shares of Organic Holding Company, Inc. common stock and preferred stock;

•	options to purchase an aggregate of 718,337 shares of our common stock in exchange for options to purchase an aggregate of 1,029,432 shares of Organic Holding Company, Inc. common stock;

•	warrants to purchase an aggregate of 2,215,746 shares of our common stock in exchange for warrants to purchase an aggregate of 3,175,356 shares of Organic Holding Company, Inc. capital stock; and

•
115.731 units, comprised of an aggregate of 4,629,240 shares of our common stock and warrants to purchase 925,848 shares of our common stock in exchange for certain Organic Holding Company, Inc. bridge notes.

Concurrently with the closing of the merger, we completed a private placement of 138 units at $50,000 per unit and received aggregate gross proceeds of approximately $6.9 million. In total, we issued an aggregate of 5,523,000 shares of our common stock and warrants to purchase an aggregate of 1,104,600 shares of our common stock pursuant to the offering. We also issued warrants to purchase 888,899 shares of common stock to the placement agents in the offering.

Additionally, in connection with the merger and private placement:

•	Mr. Mark Schaftlein resigned as our sole officer and director;

•	Mr. Jason Brown was appointed as our Chairman and Chief Executive Officer;

•	Mr. Jonathan Wernick was appointed as our Chief Financial Officer; and

•	Messrs. Jason Brown, Dave Smith, Peter Meehan, Roy Bingham, Douglass Lioon and S.M. “Haas” Hassan were appointed as members of our Board of Directors.

Additional information regarding our officers and directors is set forth in Part III of this Annual Report.

Our principal executive offices are located at 3317 Third Avenue South, Seattle, Washington 98134 and our telephone number is (206) 838-4670.

In the following discussion of this Item 1 entitled “Description of Business,” unless otherwise noted or required by the context, references to “us,” “we,” “our,” and similar terms refer to Organic Holding Company, Inc. prior to the merger, and to SP Holding Corporation and Organic To Go, Inc. subsequent to the merger.

Overview

We prepare and serve classic American cuisine with a unique difference—we use organic ingredients when possible and always natural ingredients without pesticides and other harmful additives. Customers can get our food at our convenient Retail Cafés, through our Delivery/Casual Catering Services and at specific locations where our "grab-and-go" meals are sold via a wholesale relationship. Our target customers are white collar office workers as well as students and employees of colleges and universities. We currently maintain four Retail Cafés in downtown Seattle, Washington, one in Bellevue, Washington, four in Los Angeles, California and three in Orange County, California. We have an agreement with Compass Group, Inc., pursuant to which Compass Group maintains 17 of our “grab-and-go” locations on the Microsoft Corporate Campus near Seattle, Washington. We also provide sandwiches and other “grab-and-go” food to independent coffee vendors such as Java Java and Euro Coffee at the Los Angeles International Airport. We operate “grab-and-go” locations at seven universities in the Seattle, Washington and Los Angeles, California areas, including the University of Washington Medical Center, the University of Southern California and the University of California, Los Angeles.

Our Product

We provide a delicious and healthy alternative to typical fast food options, lunch box deliveries and casual catering. We serve a wide range of organic, natural and wholesome meals, which include everything from ham and cheese sandwiches to deli-style roast beef sandwiches and veggie packed salads. We proactively source producers and manufacturers who use sustainable farming and/or production practices as an integral part of our overall mission to provide wholesome "clean" food from farm to table. We also use alternative packaging such as biodegradable and recycled plastics, and sugar cane based disposable tableware to minimize the environmental impact of convenience packaging for "grab-and-go" meals.

We offer packaged and private label food products prepared using specifications from key vendors and deliver them directly to our Retail Café and Delivery/Casual Catering Services customers. We prepare or assemble our products at one of two assembly kitchens, Seattle, Washington and Los Angeles, California. Orders that we take via the Internet or by telephone are routed to dedicated customer service centers in Seattle and Los Angeles and are processed in real time. While less than 15% of the orders placed are for “same day” delivery, there is a growing need for this service, thus we are increasing our ability to provide increased "same day" delivery, particularly to businesses in proximity to our Retail Cafés. Our Retail Cafés operate Monday through Friday from 7:00 a.m. to 4:30 p.m. We provide delivery and catering services after-hours and on weekends.

More than 70% of our products currently offered are organic. Our goal by the end of 2007 is to be 100% organic with respect to all of our products that “Organic Certification” is available (Organic Certification is not available for all foods, such as water). In February 2006, we became the first fast-casual restaurant and retailer to be USDA certified as “Organic” by Quality Assurance International, the leading third-party certification agency in the organic foods industry.

Business Channels

We offer our food products through three primary business channels or units: Retail Cafés; Delivery/Casual Catering Services; and Wholesale, which accounted for approximately 55%, 35% and 10%, of our total sales, respectively, in 2006. Our core customer base consists of “white collar” workers and college students and employees.

Retail Cafés

We currently operate 12 cafés in Seattle and Bellevue, Washington, Los Angeles, California and Orange County, California. We operate Retail Cafés in large multi-tenant buildings and in large campuses. We believe these retail locations serve as a billboard for our Delivery/Casual Catering Services and branded Wholesale units.

Delivery/Casual Catering Services

We also distribute our products through delivery and catering services. Customers of our Delivery/Casual Catering Services unit currently include, among others, Starbucks Corporate Headquarters, Westin Hotels, Washington Mutual Bank, T-Mobile, NBC and several movie studios. Approximately 80% of our delivery orders are repeat orders from customers who have ordered five or more times.

Wholesale

Our Wholesale business is growing and we believe that it presents a tremendous opportunity to build our brand. Wholesale sales currently represent approximately 10% of our revenue. Current Wholesale customers include the University of California, Los Angeles, University of Southern California, Cal State Pomona, Cal State Long Beach, University of Washington, Children’s Hospital of Seattle, Washington, NBC and Euro Coffee at the Los Angeles International Airport.

Industry Overview and Market Opportunity

While the growth and popularity of natural and organic foods has been evident with the rise of grocery stores that sell organic products, such as Whole Foods Market, Wild Oats and Trader Joe’s, the food service side of the industry has not been as developed. We believe that we are one of the first companies to provide services in this area of growing consumer demand.

According to the Organic Trade Association’s 2006 Manufacturer Survey, the market for organic foods grew by 16.2% in 2005. The survey also found that sales of organic foods during 2005 totaled $13.8 billion, which constituted 2.5% of total U.S. food sales. This strong growth is consistent with annual growth rates since 1997, all of which have been between 15% to 21% per year.

The OTA 2006 Survey also estimated that the use of organic products in the United States food service industry is increasing annually by a rate of 20% per year. According to the survey, as recently as 2004, $330 million in natural/organic food sales, or only 5% of all natural/organic sales, were sold into the food service channel. Traditionally, retail food sales constitute roughly 70% of total food sales and food service sales constitute roughly 30%.

Competition

We are in competition with other food service operations within the same geographical areas in which we operate. The Retail Cafés, Delivery/Casual Catering Services and Wholesale business channels are highly competitive. Some of our competitors are significantly larger than us and have greater access to resources. We compete with other organizations primarily through the quality, variety and value perception of the food products offered. The number and location of units, quality and speed of service, attractiveness of facilities, effectiveness of marketing and new product development are also important factors. The price charged for each menu item we sell or service we provide may vary from market to market depending on competitive pricing and the local cost structure.

Expansion Plans

We intend to grow internally and through acquisitions by adding catering companies and café locations that are consistent with our core business focus. In each of the markets where we operate, we plan to take advantage of our scalability and acquire local catering companies with strong ties to the region’s corporate community. We also intend to work closely with landlords and property managers to upgrade the amenities they offer in their buildings by making our Delivery/Casual Catering Services and food products available to their tenants. There can be no assurance, however, that we will acquire or open only at such additional café locations or catering companies.

Recent Acquisitions

Acquisition of Jackrabbit

On March 9, 2007, we acquired Jackrabbit, a Seattle-based catering company that generated approximately $1.85 million in revenue in 2006. Jackrabbit has been serving downtown Seattle businesses since 1996 with premium box lunches and casual catering.

Acquisition of Vinaigrettes LLC

On October 27, 2006, we acquired all of the operating assets of Vinaigrettes LLC, a California limited liability company doing business as “Vinaigrettes Catering Company,” for a purchase price of $1.0 million. Vinaigrettes was a 10-year-old catering services company with approximately 40 employees and sales of approximately $2.5 million per year. Vinaigrettes provided business casual catering services, ranging from corporate box lunches to lavish Hollywood events.

Acquisition of Certain Operating Assets of Briazz Inc.

In April 2005, we acquired certain operating locations and related assets of Briazz, Inc. for $1.35 million, comprised of $750,000 in cash and $600,000 in notes convertible into Organic Holding Company, Inc. common stock. Briazz was a Seattle, Washington based sandwich cafe chain that filed for bankruptcy under Chapter 11 in June of 2004. As part of the acquisition, we acquired 6 Retail Cafés in the Seattle market and 6 Retail Cafés in the Los Angeles and Orange County markets, as well as certain catering contracts.

Suppliers

We have not experienced any material shortages of food, equipment, fixtures or other products which are necessary to our operations and we anticipate no such shortages of products. Sysco Food Service and United Natural Foods West, Inc. are our two principal suppliers of products. Generally, alternate suppliers are available for all of our raw materials and supplies.

Dependence on Major Customers

We are not dependent on any major customers. No single customer of ours accounts for more than 10% of our total sales.

Environment and Energy

Various federal, state and local agencies have adopted regulations that affect the discharge of materials into the environment or which otherwise relate to the protection of the environment. We do not believe that such regulations will have a material effect on our operations, our capital expenditures, earnings or our competitive position. However, we cannot predict the effect of future environmental legislation or regulations.

Companies involved in the food industry use significant amounts of energy in their operations. Our principal sources of energy for our operations are electricity and natural gas. To date, the supply of energy available to us has been sufficient to maintain normal operations.

Government Regulation

We operate in the perishable food industry. The development, manufacture and marketing of products sold by us may be subject to extensive regulation by various government agencies, including the U.S. Food and Drug Administration and the U.S. Federal Trade Commission, as well as various state and local agencies. These and other agencies regulate production processes, product attributes, packaging, labeling, advertising, storage and distribution and establish and enforce standards for safety, purity and labeling. In addition, other governmental agencies (including the U.S. Occupational Safety and Health Administration), establish and enforce health and safety standards and regulations in the workplace, including those in our retail locations. Our retail locations will be subject to inspection by federal, state, and local authorities.

Information Technology

We have integrated information technology systems that facilitate efficient and scaleable operations throughout our operations.

Employees

As of March 27, 2007, we had a workforce of approximately 238 employees, consisting of 220 full-time and 18 part-time employees. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppages.

Trademark and Website

We have registered our stylized logo, and we have registered the Internet domain name “www.organictogo.com.”

RISK FACTORS

You should consider carefully the risks described below, together with all of the other information in this Annual Report, in evaluating our company, our business and our common stock. If any of the following risks actually occur, our business, financial condition, and results of operations could suffer. In this case, the trading price of our common stock could decline and you may lose all or part of your investment.

Risks Related to Our Company

Our limited operating history makes evaluation of our company difficult.

Our current business operations began in February 2004 and as a result, we have a limited operating history. This limited operating history and the unpredictability of our industry make it difficult for investors to evaluate our business and future operating results. An investor in our securities must consider the risks, uncertainties and difficulties frequently encountered by companies in new and rapidly evolving markets. The risks and difficulties we face include challenges in accurate financial planning as a result of limited historical data and the uncertainties resulting from having had a relatively limited time period in which to implement and evaluate our business strategies as compared to older companies with longer operating histories.

Our future operating results may fluctuate and cause the price of our common stock to decline.

We believe that our sales and operating results may continue to fluctuate significantly from quarter to quarter due to various factors, many of which are beyond our control. The factors that could cause our operating results to fluctuate include, but are not limited to:

•	our ability to open new Retail Cafés and to expand our Delivery/Casual Catering Services and Wholesale operations;

•	our ability to locate suitable properties for our operations;

•	our ability to obtain additional financing on satisfactory terms;

•	our dependence on our suppliers and distributors;

•	our ability to attract and retain qualified employees;

•	our ability to successfully expand into new markets;

•	our ability to manage the strain on our infrastructure caused by the growth of our Retail Cafés, Delivery/Casual Catering Services and Wholesale operations;

•	changes in the costs we pay;

•	changes in consumer preferences or discretionary consumer spending;

•	litigation and publicity concerning food quality, health and other issues affecting consumer tastes;

•	governmental regulation associated with the food service industry; and

•	geographic concentration of our business in Washington and California.

If our sales or operating results fall below the expectations of investors or securities analysts, the price of our common stock could significantly decline.

Our growth strategy requires us to open new Retail Cafés and expand our Delivery/Casual Catering Services and Wholesale operations.

We may not be able to achieve our expansion goals or operate our new Retail Cafés, Delivery/Casual Catering Services and Wholesale operations profitably. Further, any new Retail Café, Delivery/Casual Catering Services or Wholesale operation we open may not be able obtain similar operating results to those of our existing operations. The success of our planned expansion will be dependent upon numerous factors, many of which are beyond our control, including the following:

•	hiring, training and retention of qualified operating personnel;

•	identification and availability of suitable properties;

•	negotiation of favorable lease terms;

•	timely development of new Retail Café, Delivery/Casual Catering Services and Wholesale operations;

•	management of construction and development costs of Retail Café, Delivery/Casual Catering Services and Wholesale operations;

•	competition in our markets; and

•	general economic conditions.

Our success depends on our ability to locate suitable sites for our Retail Café, Delivery/Casual Catering Services and Wholesale operations.

One of our biggest challenges in meeting our growth objectives will be to secure suitable sites for our Retail Café, Delivery/Casual Catering Services and Wholesale operations. We may not be able to procure suitable locations for our planned expansion in any future period. Delays or failures in opening new Retail Cafés or in expanding our Delivery/Casual Catering Services and Wholesale operations could materially adversely affect our business, financial condition, operating results or cash flows.

We may need additional financing, which may not be available on satisfactory terms or at all.

We may need to raise additional funds to support our future expansion and growth plans. Our funding requirements may change as a result of many factors, including underestimates of budget items, unanticipated cash requirements, future product and service opportunities, and future business combinations. Consequently, we may need to seek additional sources of financing, which may not be available on favorable terms, if at all, and which may be dilutive to existing stockholders.

We may seek to raise additional financing through equity offerings, debt financings or additional corporate collaboration and licensing arrangements. To the extent we raise additional capital by issuing equity securities, our stockholders will experience dilution. To the extent that we raise additional capital by issuing debt securities, we could incur substantial interest obligations, may be required to pledge assets as collateral for the debt and may be constrained by restrictive financial and/or operational covenants. Debt financing would also be superior to the stockholders’ interests in bankruptcy or liquidation. To the extent we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our products, or grant licenses on unfavorable terms.

We depend on our suppliers and distributors.

Our reliance on our suppliers subjects us to a number of risks, including possible delays or interruptions in supplies, diminished direct control over quality and a potential lack of adequate raw material capacity. Any disruption in the supply of or degradation in the quality of the raw materials provided by our suppliers could have a material adverse effect on our business, operating results and financial condition. In addition, such disruptions in supply or degradations in quality could have a long-term detrimental impact on our efforts to develop a strong brand identity and a loyal consumer base. Although we maintain relationships with a number of suppliers and always attempt to have more than one potential supplier for any required item, there can be no assurance that we will be able to continue to maintain multiple supply sources. If any supplier or distributor fails to perform as anticipated, or if there is a termination or any disruption in any of these relationships for any reason, it could have a material adverse effect on results of operations.

We could face labor shortages that could slow our growth.

Our success depends in part upon our ability to attract, motivate and retain a sufficient number of qualified employees, including managers, chefs and other kitchen staff, necessary to keep pace with our expansion schedule. Qualified individuals of the requisite caliber and number needed to fill these positions are in short supply in some areas. Although we have not experienced any significant challenges in recruiting or retaining employees, any future inability to recruit and retain sufficient individuals may delay the planned openings and development of new Retail Cafés, Delivery/Casual Catering Services and Wholesale operations. Any such delays or any material increases in employee turnover rates in existing Retail Cafés and in our Delivery/Casual Catering Services and Wholesale operations could have a material adverse effect on our business, financial condition, operating results or cash flows. Additionally, competition for qualified employees could require us to pay higher wages to attract sufficient employees, which could result in higher labor costs.

Our expansion into new markets may present increased risks due to our unfamiliarity with the area.

We anticipate that our new Retail Cafés, Delivery/Casual Catering Services and Wholesale operations will typically take several months to reach budgeted operating levels due to challenges commonly associated with new businesses, including lack of market awareness, inability to hire sufficient staff and other factors. Although we will attempt to mitigate these factors by careful attention to training and staffing needs, there is a risk that we will not be successful in operating our new Retail Cafés, Delivery/Casual Catering Services and Wholesale operations on a profitable basis. New markets that we enter may have different competitive conditions, consumer tastes and discretionary spending patterns than our existing markets, which may cause our new Retail Cafés, Delivery/Casual Catering Services and Wholesale operations in those new markets to be less successful than those in our existing markets.

Our expansion may strain our infrastructure, which could slow our development.

We face the risk that our existing systems and procedures, financial controls and information systems will be inadequate to support our planned expansion. We may not be able to accurately predict whether we will be able to respond on a timely basis to all of the changing demands that our planned expansion will impose on management and these systems and controls. If we fail to continue to improve our information systems and financial controls or to manage other factors necessary for us to achieve our expansion objectives, our business, financial condition, operating results or cash flows could be materially adversely affected.

All of our operations are currently located in Washington and California. As a result, we are highly sensitive to negative occurrences in those two states.

We are particularly susceptible to adverse trends and economic conditions in the States of Washington and California, including in their labor markets. In addition, given our geographic concentration, negative publicity regarding any of our operations in the States of Washington or California could have a material adverse effect on our business and operations, as could other regional occurrences such as local strikes, supply shortages, local economic conditions, consumer preferences, earthquakes or other natural disasters.

Our operation as a public company subjects us to evolving corporate governance and public disclosure regulations that will result in additional expenses and liability exposures.

As a public company, we will incur significant legal, accounting and other expenses that non-public companies may not incur. We will incur costs associated with our public company reporting requirements. We also anticipate that we will incur costs associated with recently adopted corporate governance requirements, including certain requirements under the Sarbanes-Oxley Act of 2002, as well as new rules implemented by the SEC and the National Association of Securities Dealers. We expect these rules and regulations, in particular Section 404 of the Sarbanes-Oxley Act of 2002, to increase significantly our legal and financial compliance costs and to make some activities more time-consuming and costly. Like many smaller public companies, we face a significant impact from required compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires management of public companies to evaluate the effectiveness of internal control over financial reporting and the independent auditors to attest to the effectiveness of such internal controls and the evaluation performed by management. The SEC has adopted rules implementing Section 404 for public companies as well as disclosure requirements. The Public Company Accounting Oversight Board, or PCAOB, has adopted documentation and attestation standards that the independent auditors must follow in conducting its attestation under Section 404. We are currently preparing for compliance with Section 404; however, there can be no assurance that we will be able to meet effectively all of the requirements of Section 404 as known to us in the currently mandated timeframe. Any failure to implement effectively new or improved internal controls, or to resolve difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet reporting obligations or result in management being required to give a qualified assessment of our internal controls over financial reporting or our independent auditors providing an adverse opinion regarding management’s assessment. Any such result could cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

We also expect these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our Board of Directors or as executive officers. We are currently evaluating and monitoring developments with respect to these rules, and it is difficult to predict or estimate the amount of additional costs we may incur or the timing of such costs.

If we fail to maintain the adequacy of our internal controls, our ability to provide accurate financial statements and comply with the requirements of the Sarbanes-Oxley Act of 2002 could be impaired, which could cause our stock price to decrease substantially.

Our current management was previously the management of our operating subsidiary, Organic To Go, Inc., which we acquired in a reverse merger on February 12, 2007. Prior to that time, our subsidiary was a private company without public reporting obligations. As a result, prior to the merger, our management had committed limited personnel and resources to the development of the external reporting and compliance obligations that would be required of a public company. We have taken and will continue to take measures to address and improve our financial reporting and compliance capabilities and we are in the process of instituting changes to satisfy our obligations in connection with being a public company, when and as such requirements become applicable to us. Prior to taking these measures, we did not believe we had the resources and capabilities to do so. We plan to obtain additional financial and accounting resources to support and enhance our ability to meet the requirements of being a public company. We will need to continue to improve our financial and managerial controls, reporting systems and procedures, and documentation thereof. If our financial and managerial controls, reporting systems or procedures fail, we may not be able to provide accurate financial statements on a timely basis or comply with the Sarbanes-Oxley Act of 2002 as it applies to us. Any failure of our internal controls or our ability to provide accurate financial statements could cause the trading price of our common stock to decrease substantially.

We depend on our key personnel, and the loss of their services may adversely affect our business.

We are highly dependent upon the efforts of our senior management team. The death or departure of any of our key personnel could have a material adverse effect on our business. In particular, the loss of Jason Brown, our Chief Executive Officer and Chairman, could significantly impact our ability to operate and grow and could cause performance to differ materially from projected results. We have a $2 million “key man” insurance policy covering Mr. Brown.

Our past activities prior to our merger with Organic Holding Company, Inc., may lead to future liability for the combined companies.

Prior to February 12, 2007, we were engaged in businesses and were managed by parties unrelated to that of our new operations. Any liabilities relating to such prior business may have a material adverse effect on us.

Risks Related to Our Industry

We operate in a highly competitive industry where many of our competitors are larger and have more resources than us.

We operate in a highly competitive environment. Many of our competitors are substantially larger than us in terms of resources and market share. As a result, many of our competitors offer products and services at a lower cost to consumers. Our success will depend to a significant extent on our ability to continue to develop and introduce differentiated products and services and deliver them to consumers in a widespread, convenient and cost-effective manner. The success of our products and services is dependent on several factors including understanding consumer needs, differentiation from competitive offerings, market acceptance and lower costs. Although we believe that we can take the necessary steps to meet the competitive challenges of the marketplaces in which we operate, we may not be successful in differentiating our products and services from those of our competitors or meeting consumer demand.

Our operations are susceptible to changes in food and supply costs, which could adversely affect our margins.

Our profitability depends, in part, on our ability to anticipate and react to changes in food and supply costs. Our centralized purchasing staff negotiates prices for all of our ingredients and supplies. Any increase in distribution costs could cause our food and supply costs to increase. Further, various factors beyond our control, including adverse weather conditions and governmental regulations, could cause our food and supply costs to increase. We may not be able to anticipate and react to changing food and supply costs by adjusting our purchasing practices in a timely fashion. A failure to do so could adversely affect our operating results and cash flows.

Changes in consumer preferences or discretionary consumer spending could negatively impact our results.

Our Retail Cafés, Delivery/Casual Catering Services and Wholesale operations feature various types of organic foods and beverages. Our continued success depends, in part, upon the popularity of these foods in the future. Shifts in consumer preferences away from this cuisine could materially adversely affect our future profitability. Also, our success depends on numerous factors affecting discretionary consumer spending, including economic conditions, disposable consumer income and consumer confidence. Adverse changes in these factors could reduce customer traffic or impose practical limits on pricing, either of which could materially adversely affect our business, financial condition, operating results or cash flows. We can also be materially adversely affected by negative publicity concerning food quality, illness, injury, publication of government or industry findings concerning food products served by us, or other health concerns or operating issues stemming from our operations.

Our industry is affected by litigation and publicity concerning food quality, health and other issues which can cause customers to avoid our cafés and result in liabilities.

We could become the subject of complaints or litigation from customers or employees alleging illness, injury or other food quality, health or operational concerns. Adverse publicity resulting from these allegations may materially adversely affect us and our Retail Cafés, Delivery/Casual Catering Services and Wholesale operations, regardless of whether the allegations are valid or whether we are liable.

Our operations are subject to governmental regulation associated with the food service industry, the operation and enforcement of which may restrict our ability to carry on our business.

We are in the perishable food industry. The development, manufacture and marketing of products sold by us will be subject to extensive regulation by various government agencies, including the U.S. Food and Drug Administration and the U.S. Federal Trade Commission, as well as various state and local agencies. These agencies regulate production processes, product attributes, packaging, labeling, advertising, storage and distribution. These agencies establish and enforce standards for safety, purity and labeling. In addition, other governmental agencies (including the U.S. Occupational Safety and Health Administration), establish and enforce health and safety standards and regulations in the workplace, including those in our retail locations. Our retail locations will be subject to inspection by federal, state, and local authorities. Although we intend to comply at all times with all such laws and regulations, including obtaining and maintaining all necessary permits and licenses relating to our operations, there is a risk that we may not be able to comply with such laws and regulations on a timely basis, or at all. Our failure to comply with applicable laws and regulations could subject us to civil remedies including fines, injunctions, recalls or seizures as well as potential criminal sanctions. In addition, compliance or attempted compliance with governmental laws and regulations may result in significant time or cost expenditures, which could delay or preclude us from marketing our products or continuing or expanding our operations.

Risks Relating to Ownership of Our Common Stock

The market price of our common stock may be highly volatile.

The market price of our common stock may fluctuate significantly in response to factors, most of which are beyond our control, such as:

•	the announcement of new products or services by us or our competitors;

•	quarterly variations in our and our competitors’ results of operations;

•	changes in earnings estimates or recommendations by securities analysts;

•	developments in our industry; and

•	general market conditions and other factors, including factors unrelated to our own operating performance or the condition or prospects of our industry.

Further, the stock market in general, and securities of small-cap companies in particular, have recently experienced extreme price and volume fluctuations. Continued market fluctuations could result in extreme volatility in the price of our common stock, which could cause a decline in its value. You should also be aware that price volatility might be worse if the trading volume of our common stock is low.

Although our common stock is currently quoted on the Over-The-Counter Bulletin Board, trading may be extremely sporadic. A more active market for our common stock may not develop. Accordingly, you may have to bear the economic risk of an investment in our common stock indefinitely.

We may not be able to list our common stock on a securities exchange.

We intend to seek to have our common stock listed on the American Stock Exchange or the NASDAQ Stock Market as soon as practicable. However, we may not be able to initially meet or maintain the listing standards of either of those or any other stock exchange. In addition, if we fail to meet the listing standards set forth by SEC regulations, various requirements may be imposed on broker-dealers who sell our securities to persons other than established customers and accredited investors. These requirements may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity and make it more difficult for us to raise additional capital.

We have a substantial number of convertible securities outstanding, which, if fully exercised, could require us to issue a significant number of shares of our common stock and result in substantial dilution to existing stockholders.

As of March 28, 2007, we had outstanding options and warrants to purchase up to 1,965,179 and 5,135,093 shares of common stock, respectively. In the event these securities are exercised, you could suffer substantial dilution in terms of your percentage ownership in us as well as the book value of your common stock.

A large number of additional shares may be sold into the public market in the near future, which may cause the market price of our common stock to decline significantly, even if our business is doing well.

Sales of a substantial amount of common stock in the public market, or the perception that these sales may occur, could adversely affect the market price of our common stock. On a fully diluted basis, we had 27,012,936 shares of common stock outstanding as of March 28, 2007. If these shares of common stock are registered or otherwise become eligible for public sale, the market price of our common stock could decline significantly.

We have not and do not intend to pay any dividends.

Our current management has not paid dividends in the past and does not plan to pay dividends in the near future. We expect to retain earnings to finance and develop our business. In addition, the payment of future dividends will be directly dependent upon our earnings, our financial needs and other similarly unpredictable factors.

Item 2. Description of Property

Our principal executive offices are located at 3317 Third Avenue South, Seattle, Washington 98134. This facility consists of approximately 13,500 square feet of office space pursuant to a lease that expires on December 31, 2011.

We lease space for our retail properties as needed for our business operations from time to time. We believe that we will continue to be able to find and lease the properties we need on reasonable terms. However, there can be no assurance that we will be able to find suitable locations for our planned expansion or for continued operations. We believe that the condition of all of the properties we lease are generally adequate for their respective purposes.

 Item 3. Legal Proceedings

On October 18, 2006, Susana Chi, a former employee of Organic Holding Company, Inc., brought suit against us in the Superior Court of the State of California for the County of Los Angeles claiming discrimination, wrongful termination and infliction of emotional distress in connection with the termination of Ms. Chi’s employment with us. We have filed an answer to Ms. Chi’s complaint and, subsequently, we caused the suit to be transferred to U.S. Federal District Court. The matter is currently in the discovery phase of the litigation. Ms. Chi’s claims appear to be unfounded and we intend to defend vigorously such action. We do not believe that Ms. Chi’s suit is material to our company or our business or that the failure to prevail in the suit would have a material adverse effect on our business or our consolidated financial position or results of operation.

We are not a party to any other material legal proceedings nor are we aware of any circumstance that may reasonably lead a third party to initiate legal proceedings against us.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote by security holders during the fourth quarter ended December 31, 2006.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market for Common Equity

Our common stock is traded on the Over-The-Counter Bulletin Board under the symbol “SPHG.OB.” We intend to apply for a new trading symbol in the near future, however we can provide no assurance that we will be successful in obtaining a new trading symbol.

The following table sets forth, for the periods indicated, the reported high and low closing bid quotations for our common stock as reported on the Over-The-Counter Bulletin Board. The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions.

Quarter Ended	High Bid ($)	Low Bid ($)
March 31, 2005	9.30	4.50
June 30, 2005	6.90	3.30
September 30, 2005	6.00	3.00
December 31, 2005	7.50	2.00
March 31, 2006	6.00	3.50
June 30, 2006	5.03	3.00
September 30, 2006	3.25	3.25
December 31, 2006	3.25	2.00

Holders

As of March 28, 2007, there were approximately 202 holders of record of our common stock.

Dividend Policy

We did not pay any dividends in the periods indicated in the above table. We do not intend to pay cash dividends in the foreseeable future. We intend to retain earnings, if any, for future operation and expansion. Any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our Board of Directors may deem relevant.

 Recent Sales of Unregistered Securities

In December 2006, we issued .8444 shares of Series A Preferred Stock to a consultant in consideration for the settlement of $7,600 of debt. This issuance of the securities was exempt from registration pursuant to Section 4(2) of the Securities Act.

Additional information regarding our recent sales of unregistered securities has been included in our filings made with the SEC.

Item 6. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis of the results of operations and financial condition of Organic Holding Company, Inc. for the years ended December 31, 2006 and 2005 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Form 10-KSB. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

Overview

Organization and Business

Organic Holding Company, Inc., d/b/a Organic To Go, whose name was changed to Organic To Go, Inc. effective February 27, 2007, was incorporated in the state of Delaware in February 2004. We provide convenient retail and delivery store locations, which prepare and serve “grab and go” lunch, dinner, and breakfast foods and beverages prepared using organic ingredients, whenever possible. We also distribute our products through select wholesale accounts. At December 31, 2006, we operated five stores in Washington and seven stores in California. In October 2006, we expanded our catering operations in the California area by acquiring the assets of a catering operation headquartered in Los Angeles, California.

Reverse Merger with Public Shell Company in February 2007

Pursuant to terms of an Agreement and Plan of Merger and Reorganization by and among the SP Holding Corporation, Organic Acquisition Corporation and Organic Holding Company, Inc. on February 12, 2007, all of the outstanding shares of common and preferred stock of Organic Holding Company, Inc. were exchanged for shares of SP Holding Corporation common stock as determined by multiplying each such outstanding share of Organic Holding Company, Inc. stock by an exchange ratio of 0.69781 (the “Exchange Ratio”). In addition, convertible promissory bridge notes of Organic Holding Company, Inc. approximating $5.8 million automatically converted into SP Holding Corporation common stock. As a result, among other things, Organic Holding Company, Inc. became a wholly-owned subsidiary of SP Holding Corporation. Outstanding options, warrants and purchase rights of Organic Holding Company, Inc. were converted into options, warrants and purchase rights to purchase shares of SP Holding Corporation common stock in accordance with the Exchange Ratio. The closing of the merger was conditioned upon the closing a private placement offering of a minimum of eighty units (the “Units”) at a purchase price of $50,000 per Unit for $4 million, with the option to offer additional Units. Each Unit consists of (i) 40,000 shares of SP Holding Corporation common stock, and (ii) a warrant to purchase 8,000 shares of SP Holding Corporation common stock. Each warrant entitles the holder thereof to purchase shares of SP Holding Corporation common stock at an exercise price of $2.50 per share and is exercisable for a period of five years from the date of issuance. The consummation of the merger occurred concurrently with the completion of a private placement of 138 Units, for an aggregate of approximately $6.9 million. Prior to the merger, SP Holding Corporation was a non-operating “public shell” company.

From an accounting perspective, the merger transaction is considered a recapitalization of Organic Holding Company, Inc. accompanied by the issuance of securities by Organic Holding Company, Inc. for the net liabilities of SP Holding Corporation, as a result of SP Holding Corporation not having operations immediately prior to the merger. After the merger and the private placement, former SP Holding Corporation stockholders own approximately 5% of our common stock, and former Organic Holding Company, Inc. stockholders and convertible bridge note holders own approximately 70% of our common stock. Our Board of Directors and executive officers are comprised of former directors and executive officers of Organic Holding Company, Inc.

The merger transaction is accounted for as a capital transaction rather than as a business combination, because the transaction is equivalent to the issuance of securities by Organic Holding Company, Inc. for the net liabilities of SP Holding Corporation, accompanied by a recapitalization. The accounting is identical to that resulting from a reverse acquisition, except that no goodwill or other intangibles are recorded. Unless otherwise indicated, all share and per share information presented and disclosed has been adjusted in accordance with the Exchange Ratio.

Basis of Presentation and Liquidity

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate our continuation as a going concern. We have reported recurring losses and cash used by operating activities, and at December 31, 2006 have a net working capital deficiency and stockholders’ deficit that could raise doubt about our ability to continue as a going concern.  Since our inception, we have funded operations and business development and growth through debt and equity financings.   In this regard, during 2006 we raised approximately $8.1 million pursuant to sales of debt and equity securities in connection with our private placement and subordinated debt offerings. Further, subsequent to December 31, 2006, proceeds of approximately $6.9 million were received from the sale of equity securities in connection with the merger and private placement, and approximately $5.8 million of notes payable has been converted into shares of common stock.  While we plan to become profitable during the second half of 2007, our management intends to continue to be engaged in additional fund-raising activities to fund future capital expenditures, potential acquisitions of businesses and provide additional working capital.  We anticipate having sufficient working capital in place for the next 12 months to continue operations. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should we not continue as a going concern.

Critical Accounting Policies and Estimates

Management's discussion and analysis of financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported net sales and expenses during the reporting periods. On an ongoing basis, estimates and assumptions are evaluated. Estimates are based on historical experience and on various other factors believed reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A summary of significant accounting policies is presented in Note 1 to our financial statements elsewhere in this Form 10-KSB. The following accounting policies are considered the more critical to aid in understanding and evaluating our results of operations and financial condition.

Use of Estimates

In preparing the financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting years. Actual results could differ from those estimates. The more significant accounting estimates inherent in the preparation of our financial statements include estimates as to the depreciable lives of property and equipment, valuation of inventories, valuation of equity related instruments issued, and valuation allowance for deferred income tax assets.

Inventory

Inventory, which consists primarily of food, beverages and packaging products, is stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. In assessing the ultimate realization of inventories, our management makes judgments as to future demand requirements compared to current inventory levels.

Impairment of Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Impairment of long-lived assets would be recognized in the event that the net book values of such assets exceed the future undiscounted cashflows attributable to such assets. No impairment of long-lived assets was recognized for any of the periods presented.

Fair Value of Financial Instruments

We measure our financial assets and liabilities in accordance with generally accepted accounting principles. For certain of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, the carrying amounts approximate fair value due to their short maturities. Amounts recorded for notes payable also approximate fair value because current interest rates offered to us for debt of similar maturities are substantially the same.

Intangible Assets

In connection with the acquisition of certain store assets in April 2005, we acquired certain leasehold interests and other intangible assets. Leasehold interests are being amortized over the 1 to 4 year lives of the leases and the other intangible assets were fully amortized during the year ended December 31, 2005. In connection with the acquisition in October 2006 of certain assets of a catering business, we acquired certain identifiable intangible assets including customer-based intangibles and a covenant not to compete received from the sellers. Amounts allocated to intangible assets were identified by management and have been valued on a number of factors based upon preliminary estimates. The estimate of useful lives of each intangible asset was based on an analysis by management of all pertinent factors, and selected an estimated useful life of two years for each identifiable intangible asset.

Revenue Recognition

Revenues are recognized at the point of sale at retail locations or upon delivery of the product for delivery and wholesale transactions.

Cost of Sales

Cost of sales includes the cost of food and paper products.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for expected future tax consequences of events that have been included in financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts expected to be realized. We continue to provide a full valuation allowance in order to reduce our net deferred tax asset to zero, inasmuch as our management has not determined that realization of deferred tax assets is more likely than not. The provision for income taxes represents the tax payable for the period and change during the period in net deferred tax assets and liabilities.

Stock-based Compensation

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” an amendment to SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have adopted the fair value based method of accounting under SFAS No. 123 for stock-based compensation for stock issued to employees and consultants for compensation.

We account for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Task Force Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services.” Compensation expense related to equity instruments issued to non-employees is recognized as the equity instruments vest.

In December 2004, the FASB released SFAS No. 123 (revised 2004), “Share Based Payment” (“SFAS 123R”). SFAS 123R sets forth the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise, or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires instead that such transactions be accounted for using a fair-value-based method, which requires recording an expense over the requisite service period for the fair value of all options or warrants granted to employees and consultants. We adopted SFAS 123R effective beginning January 1, 2006.

Results of Operations

Sales

Sales for 2006 increased approximately 58%, to $9.7 million, as compared to $6.1 million for 2005. Retail sales were $5.2 million during 2006, an increase of 16% over $4.5 million during 2005. Retail sales comprised 54% of total sales in the 2006 period as compared to 74% in 2005. Delivery/Catering sales were $3.3 million during 2006, an increase of 207% over $1.1 million during 2005. Delivery/Catering sales comprised 34% of total sales in the 2006 period as compared to 18% in 2005. Wholesale sales were $1.1 million during 2006, an increase of 108% over $527,000 during 2005. Wholesale sales comprised 11% of total sales in 2006 as compared to 9% in 2005. The increases in sales were due in part to having only one store open during the first quarter of 2005, and also to increased business volume. With respect to Delivery/Catering, the increase in 2006 was attributable to increased sales resulting from the acquisition of the Vinaigrette’s business.

Cost of Sales

Cost of sales includes the cost of food and paper products. Cost of sales for 2006 increased approximately 25%, to $4.9 million, as compared to $3.9 million for 2005. Cost of sales for 2006 approximated 50% as a percent of sales as compared to 64% during 2005. The decrease in cost of sales as a percent of sales was due primarily to decreases in costs in each of Retail, Delivery/Catering and Wholesale sales.

Gross Profit

Gross profit increased approximately 115%, to $4.8 million for 2006, as compared to $2.2 million for 2005. Gross profit for 2006 approximated 50% as a percent of sales as compared to 36% during 2005. The increase in gross profit was due primarily to retail and catering sales due to increased sales volumes and increased gross margins during 2006 as compared to 2005.

Operating Expenses

Operating expenses for 2006 increased approximately 46%, to $10.3 million, as compared to $7.2 million for 2005. Operating expenses are comprised primarily of labor, and, to a lesser extent, occupancy and utilities, and selling, general and administrative expenses. Operating expenses increased in 2006, as compared to 2005, primarily due to increased labor and related costs as a result of continued growth during the year and preparing for future growth.

Depreciation and Amortization

Depreciation and amortization expense for 2006 increased approximately 91%, to approximately $1.2 million, as compared to $630,000 for 2005, due to having more assets in service. Depreciation and amortization for 2006 approximated 12% as a percent of sales as compared to 10% during 2005. Amortization expense includes amortization of leasehold improvements and intangible assets.

Loss from Operations

Loss from operations for 2006, increased to approximately $6.9 million as compared to $5.6 million for 2005. The increase in loss from operations is the result of the increase in gross profit of $2.6 million being offset by the $3.3 million increase in operating expenses and a $576,000 increase in depreciation and amortization. Loss from operations for 2006 approximated 71% as a percent of sales as compared to 91% during 2005.

Interest Expense, Net

Interest expense, net for 2006, increased to approximately $1.1 million from $78,000 for 2005. The increase was primarily due to increased borrowings in 2006 and related amortization of debt discount and debt issue costs, which resulted in non-cash interest expense of approximately $687,000.

Net loss

Net loss for 2006 increased approximately $2.3 million, or approximately 41%, to $8.0 million as compared to $5.7 million for 2005. The increase in net loss was due primarily to the increase in gross profit being offset by increases in operating expenses, depreciation and amortization and interest expense. Approximately $1.6 million of the increase in net loss was attributable to increases in depreciation and amortization and interest expense.

Liquidity and Capital Resources

Since our inception, we have funded operations through financing activities consisting primarily of private placements of debt and equity securities. Our management intends to raise additional debt and equity financing to fund future capital expenditures, operations and to provide additional working capital, and in this regard, during 2006, we have raised approximately $8.1 million pursuant to sales of debt and equity securities in connection with our 2006 private placement and subordinated debt offerings. Further, subsequent to December 31, 2006, we received aggregate proceeds of approximately $6.9 million from the sale of equity securities in connection with the merger and private placement, and $5.8 million of notes payable have been converted into shares of our common stock. We continue to be engaged in additional fund-raising activities. There is no assurance that such financing will be obtained in sufficient amounts necessary to meet our needs. In light of these matters, continuation as a going concern is dependent upon our ability to meet our financing requirements, raise additional capital, and the success of our future operations or completion of a successful business combination.

Net cash used by operating activities was approximately $6.0 million in 2006 and $3.4 million in 2005. The $2.6 million increase in cash used by operating activities was due primarily to the $962,000 increase in net loss as adjusted for depreciation and amortization expense, along with the decrease in accounts payable of approximately $1.8 million (an increase of $1.6 million in 2005 as compared to a decrease of $245,000 in 2006).

Net cash used in investing activities was approximately $1.2 million and $2.3 million for 2006 and 2005, respectively. Uses of cash flow for investing activities in 2006 primarily relate to the acquisition of identifiable intangible assets in connection with the acquisition of Vinaigrette’s, and in 2005, relate primarily to capital expenditures associated with business expansion for the acquisition of store and kitchen fixtures, equipment and leasehold improvements, including payments for the acquisition of certain store operations and assets of a former retailer.

Net cash provided by financing activities was $7.8 million and $5.8 million for 2006 and 2005, respectively. The increase of net cash provided in 2006 was primarily due to an increase in proceeds, net of issuance costs, from the issuance of notes payable and preferred stock.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which is an amendment of Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing.” SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage), should be recognized as current-period costs incurred during fiscal years beginning after June 15, 2005. It is expected that the adoption of provisions of SFAS No. 151 will not have a material effect on our results of operations or financial condition.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections.” SFAS 154 replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. We were required to adopt SFAS 154 in 2006. Our results of operations and financial condition will only be impacted by SFAS 154 if we implement changes in accounting principles that are addressed by the standard or corrects accounting errors in future periods.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on the recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN No. 48 became effective for us beginning January 1, 2007. We are in the process of determining the effect, if any, that the adoption of FIN No. 48 will have on our results of operations or financial position.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”).  SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement.  The SEC believes that registrants should quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material.  SAB 108 is effective for fiscal years ending on or after November 15, 2006, with early application encouraged.  We believe that SAB 108 will not have a significant impact on our results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of its financial instruments according to a fair value hierarchy (i.e., levels 1, 2, and 3, as defined). Additionally, companies are required to provide enhanced disclosure regarding instruments in the level 3 category, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact, if any, adoption may have on our results of operation or financial position.

In October 2006, the FASB issued FASB Staff Position No. 123(R)-5, “Amendment of FASB Staff Position FAS 123(R)-1” (“FSP 123(R)-5”). FSP 123(R)-5 amends FSP 123(R)-1 for equity instruments that were originally issued as employee compensation and then modified, with such modification made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees. In such circumstances, no change in the recognition or the measurement date of those instruments will result if both of the following conditions are met: (a) there is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b) all holders of the same class of equity instruments (for example, stock options) are treated in the same manner. We believe that FSP 123(R)-5 will not have a significant impact on our results of operations or financial position.

In December 2006, the FASB issued FASB Staff Position No. EITF 00-19-2 “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”), which addresses an issuer’s accounting and disclosures relating to registration payment arrangements. In connection with issuance of the Units in the private placement in February 2007, we have agreed to register the shares underlying the Units. In accordance with FSP EITF 00-19-2, the registration payment arrangements are accounted for as an instrument separate and apart from the related securities and will be accounted for in accordance with SFAS No. 5 “Accounting for Contingencies,” accruing a liability if payment is probable and the amount can be reasonably estimated.

Contractual Obligations and Off-Balance Sheet Arrangements

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. The following table summarizes our contractual obligations as of December 31, 2006, and the effect these obligations are expected to have on liquidity and cash flows in future periods (in thousands).

	Total	Less than 1 year	1-3 Years	3-5 Years
Contractual Obligations:
Notes payable	$7,575	$6,983	$592	$-
Capital Lease Obligations	214	63	151	-
Operating Leases	1,059	493	530	36
Total Contractual Obligations:	$8,848	$7,539	$1,273	$36

Notes payable consist primarily of convertible notes payable, a substantial portion of which has subsequently been converted into our common stock, resulting from debt financing from independent third parties for working capital purposes, and of other notes payable collateralized by vehicles and certain other assets.

Capital lease obligations consist of leases for certain office equipment under non-cancelable lease agreements.

Operating lease amounts include leases for store, kitchen and office facilities under various non-cancelable operating lease agreements that expire at various dates through years 2009, with options to renew certain of the leases. All leases are on a fixed repayment basis. None of the leases include contingent rentals.

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties, nor entered into any derivative contracts that are indexed to our shares and classified as stockholder’s equity or that are not reflected in our financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Quantitative and Qualitative Disclosures about Market Risk

We do not use derivative financial instruments. Our financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable and long-term obligations. Investments in highly liquid instruments purchased with a remaining maturity of 90 days or less at the date of purchase are considered to be cash equivalents.

Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short and long-term obligations, all of which have fixed interest rates. Thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. At December 31, 2006, we had approximately $865,000 in cash and cash equivalents. A hypothetical 10% increase or decrease in interest rates would not have a material impact on our results of operations, or the fair market value or cash flows of these instruments.

Item 7. Financial Statements

Our audited financial statements appear beginning on page F-1 of this report.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in the rules and regulations of the SEC under the Exchange Act) as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

(b) Changes in Internal Control Over Financial Reporting.

During the fiscal quarter ended December 31, 2006, there were no changes to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act

The table below sets forth information regarding our current directors and executive officers. All of our directors and executive officers have held their positions with us since February 12, 2007, which is the date when we acquired Organic Holding Company, Inc. Prior to the merger, Mr. Mark Schaftlein served as our sole officer and director since January 2004.

Name	Age	Position
Jason Brown	49	Chief Executive Officer and Chairman
Michael Johnson	40	Vice President of Retail Operations
Wendy Tenenberg	50	Vice President of Marketing
Jonathan Wernick	39	Chief Financial Officer
Dave Smith	64	Director
Peter Meehan	50	Director
Roy Bingham	44	Director
Douglas Lioon	50	Director
S.M. “Hass” Hassan	58	Director

Jason Brown served as Chief Executive Officer and Chairman of the Board of Directors of Organic Holding Company, Inc. since its inception in February 2004. Mr. Brown has more than 25 years of experience in branded direct to consumer retail operations. From 2000 through March 2003, Mr. Brown served as the Chief Executive Officer of Custom Nutrition Services, a company which provided consumers with personalized vitamin solutions based on tailored medical expertise which he founded. In April 2003, Custom Nutrition Services was sold to Drugstore.com for $5.6 million in cash and stock. From 1995 to 2000, Mr. Brown served as the Chief Executive Officer of Concept Development, an alterntive healthcare consulting firm. From 1990 to 2000, Mr. Brown served as a Managing Director for Columbia Sportswear NZ/Australia, an international sportswear maufacturer and retailer. From 1978 to 1989, Mr. Brown served as the Chief Executive Officer of Cotton Comfort, a vertically integrated cotton clothing store chain.

Michael Johnson served as Vice President of Retail Operations of Organic Holding Company, Inc. since January 2006. As Vice President of Retail Operations, Mr. Johnson is responsible for overseeing the operations of our cafés and overseeing the business relationships we have with colleges and universities. Mr. Johnson has more than 20 years of experience managing restaurants including white tablecloth cafes and other retail food establishments such as Noah's bagel shop and Briazz Specialty Cafes.

Wendy Tenenberg served as Vice President of Retail Marketing of Organic Holding Company, Inc. since its inception in February 2004. As Vice President of Marketing, Ms. Tenenberg is responsible for all aspects of graphic design and direct-to-consumer marketing initiatives. Ms. Tenenberg has more than 15 years of experience in retail and direct-to-consumer marketing that has included extensive experience in customer acquisition and direct marketing. From 2000 to 2003, Ms. Tenenberg was in charge of marketing at Custom Nutrition Services. From 2003 to 2004, Ms. Tenenberg served as the Director of Marketing of Drugstore.com.

Jonathan Wernick served as Chief Financial Officer of Organic Holding Company, Inc. since January 2007 and has more than 15 years experience as a financial executive, having served as part of senior management teams in both privately held and public corporations. From 2005 to January 2007, Mr. Wernick was Vice President of Finance at DavexLabs, a hair care products company. From 2003 to 2005, he was Director of Finance of RA Patina Restaurants, a multi-unit operator of restaurants, catering and food service operations. From 1999 until 2003, Mr. Wernick was General Manager and Chief Financial Officer of the Datafaction Division of Softline, a financial software company. He is a graduate of Yeshiva University, earned a Masters Degree in Business Administration from the University of Southern California and is a Certified Public Accountant.

Dave Smith served as a Director of Organic Holding Company, Inc. since its inception in February 2004. Mr. Smith is the co-founder of Smith & Hawken, the garden tool company, which has annual sales in excess of $150 million. From July of 1979 to September of 1988, Mr. Smith served as President and Chief Operating Officer of Smith & Hawken. From September of 1997 to June of 2001, Mr. Smith served as the Vice President of Catolog/Internet Marketing and Operations of Seeds of Change. Since June of 2001, Mr. Smith has worked as an independent consultant to a variety of companies. Mr. Smith has been involved in the retail and catalog industries as an executive and consultant for over 20 years with companies such as SelfCare, Real Goods, Diamond Organics, Seeds of Change and Organic Bouquet.

Peter Meehan served as a Director of Organic Holding Company, Inc. since its inception in February 2004. Mr. Meehan has served as the Chief Executive Officer of Newman's Own Organics since it was co-founded in 1993 by Mr. Meehan, Paul Newman and Nell Newman. Newman's Own Organics, which is considered by many to be one of the most prominent brands in the organic industry, initially started as a division of Newman's Own and is now a multimillion-dollar independent company.

Roy Bingham served as a Director of Organic Holding Company, Inc. since its inception in February 2004. In 2006, Mr. Bingham co-founded NourishLife, LLC, an online marketer of branded nutritional solutions. Until recently, Mr. Bingham served as a Managing Director of Health Business Partners, LLC, an investment banking company he co-founded. In his capacity as Managing Director of Health Business Partners, LLC, Mr. Bingham managed more than 20 acquisition transactions in the nutrition and consumer health care industries with a value of over $120 million. From 1995 to 1997, Mr. Bingham served as a consultant with McKinsey & Company in Boston, where he provided management-consulting services to several Fortune 500 companies. From 1988 to 1993, Mr. Bingham worked in London, England as the corporate treasurer and eventually a Board member of Paragon, PLC. Mr. Bingham earned a Masters Degree in Business Administration with distinction from Harvard Business School in 1995.

Douglas Lioon served as a Director of Organic Holding Company, Inc. since its inception in February 2004. Mr. Lioon joined HVL Incorporated, a healthcare and nutritional products company whose principal brand is Douglas Laboratories, in 1978 as a Sales Representative and served as its President from 1985 to December 2005, when HVL Incorporated was sold to Atrium Biotechnologies Inc. for $92 million. Mr. Lioon created and developed the Douglas Laboratories brand, a leading dietary supplement company, and engineered its vertical integration strategy growing Douglas Laboratories into one of the leader’s in the Practitioner segment of the dietary supplement industry.

S.M. “Hass” Hassan served as a Director of Organic Holding Company, Inc. since December 2006. Since June 2006, Mr. Hassan has served as a member of the Board of Directors of Whole Foods Markets, a leading natural food supermarket chain. In 1979, Mr. Hass founded Alfalfa’s Markets, a whole food supermarket chain, and served as its President and Chief Executive Officer until 1996. From 1996 to 1998, Mr. Hassan served as the President of Wild Oats Markets, a whole food supermarket chain. In 1999, Mr. Hassan founded Fresh & Wild, the United Kingdom’s leading retailer of organic foods, and served as its Executive Chairman until its sale to Whole Foods Markets in 2004. During his career, Mr. Hassan has received many industry recognitions, including the Chain Store Retail Executive of the Year, Boulder Entrepreneur of the Year and EY National Entrepreneur of the Year. Since 2004, Mr. Hassan has been working as an active board member and investor in several companies in the natural products industry.

Board of Directors

Our Board of Directors is currently composed of six members, all of whom, other than Jason Brown, are “independent” as defined under the National Association of Securities Dealers’ listing standards. Mr. Brown has been elected as the Chairman of the Board of Directors. In this capacity he is responsible for presiding at the meetings of the Board of Directors. All directors are elected annually and serve until the next annual meeting of stockholders or until the election and qualification their successors. There are no family relationships between any of our directors or executive officers.

Committees

The Board of Directors may designate from among its members one or more committees. We do not currently have any such committees. We are not a “listed company” under SEC rules and regulations and therefore are not required to have an audit committee, compensation committee or a nominating/corporate governance committee. Accordingly, we do not have an “audit committee financial expert” as such term is defined in the rules promulgated under the Securities Act and the Exchange Act. The functions ordinarily handled by these committees are currently handled by our entire Board of Directors. We anticipate creating an audit, compensation and nominating/corporate governance committee in the near future.

Nominations by Stockholders

Nominees for our Board of Directors are determined by our Board of Directors as a whole, based on recommendations of one or more of its members. We do not have a nominating committee or a formal method for stockholders to communicate prospective nominees to us. We do not have any restrictions on stockholder nominations under our Amended and Restated Certificate of Incorporation or Amended and Restate Bylaws. The only restrictions are those applicable generally under Delaware law and the federal proxy rules. The Board of Directors will consider suggestions from individual stockholders, subject to evaluation of the suggested nominee’s merits. Stockholders may communicate nominee suggestions directly to any of the Board members, accompanied by biographical details and a statement of support for the nominees. The suggested nominee must also provide a statement of consent prior to being considered for nomination. Although there is no formal criteria for nominees, our Board of Directors believes that nominees should be actively engaged in business endeavors, have a financial background, and be familiar with acquisition strategies and the restaurant or food service industry.

Code of Ethics

Prior to our merger with Organic Holding Company, Inc. on February 12, 2007, we were a non-operating shell company, and as a result, we had no need for, and had not adopted a code of ethics. In connection with the merger, we plan to adopt a code of ethics in the near future.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than ten percent of a registered class of our equity securities to file an initial report of ownership on Form 3 and changes in ownership on Form 4 or 5 with the SEC and the National Association of Securities Dealers, Inc. Executive officers, directors and greater than ten percent stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of copies of any such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended December 31, 2006 all Section 16(a) filing requirements applicable to our officers, directors and ten percent stockholders were fulfilled.

Item 10. Executive Compensation

For purposes of the discussion contained in this Item 10, entitled “Executive Compensation,” information regarding our executive compensation is presented in each instance, first, with respect to SP Holding Corporation prior to the merger and second, with respect to our operating subsidiary, Organic Holding Company, Inc., prior to the merger.

Summary Compensation

SP Holding Corporation

Mark Schaftlein served as our sole officer and director prior to the merger. Mr. Schaftlein did not receive direct cash or non-cash compensation during the fiscal year ended December 31, 2006. From time to time, we utilized the services of a consulting firm where Mr. Schaftlein is a managing partner and the fees paid to the firm were $50,727 and $15,000 in years 2005 and 2004, respectively. We did not pay fees to Mr. Schaftlein’s consulting firm for the year ended December 31, 2006. No other executive officer received total compensation in excess of $100,000 during the fiscal year ended December 31, 2006.

Organic Holding Company, Inc.

The following Summary Compensation Table indicates the cash and non-cash compensation earned during the fiscal year ended December 31, 2006 by Jason Brown, Organic Holding Company, Inc.’s Chief Executive Officer, for the year ended December 31, 2006. Organic Holding Company, Inc. did not have any executive officers, other than Mr. Brown, whose total compensation exceeded $100,000 for the year ended December 31, 2006. Certain aspects of Mr. Brown’s compensation are governed by an employment agreement, the materials terms of which are presented below under the heading “Employment Agreements.”

SUMMARY COMPENSATION TABLE (1)
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f) (2)	All Other Compensation ($) (i)	Total ($) (j)
Jason Brown, Chairman and Chief Executive Officer	2006	$156,924	—	—	$3,600	$5,000 (3)	$165,524

(1)
Mr. Brown did not receive any Non-Equity Incentive Plan Compensation or Nonqualified Deferred Compensation Earnings during the year ended December 31, 2006. Accordingly, columns (g) and (h) of the foregoing table relating to such items were omitted from the tabular presentation.

(2)
The amount in the “Option Awards” column is calculated using the provisions of SFAS 123R for the fiscal year ended December 31, 2006. The Board of Directors of Organic Holding Company, Inc. approved the issuance of options to purchase 60,000 shares of common stock to Mr. Brown in 2006. The options had a term of 10 years, an exercise price of $0.12 per share and vested monthly over two years from January 1, 2006. Pursuant to the merger, Mr. Brown’s options to purchase 60,000 shares of Organic Holding Company, Inc. common stock were converted into options to purchase 41,868 shares of SP Holding Corporation common stock, with the same term and vesting as the prior options and with an exercise price of $0.17 per share.

(3)	Mr. Brown received $5,000 in director’s fees in 2006.

Outstanding Equity Awards

SP Holding Corporation

Mr. Schaftlein, who served as our sole officer and director prior to the merger, did not have any option awards, unexercised options, unvested stock awards or equity incentive plan awards during the fiscal year ended December 31, 2006.

Organic Holding Company, Inc.

The following Outstanding Equity Awards at Fiscal Year-End Table indicates, with respect to Mr. Brown: (1) the number of securities underlying unexercised options that are exercisable; (2) on an award-by-award basis, the number of securities underlying unexercised options that are unexercisable; (3) for each item reported in clauses (1) and (2) above, the exercise or base price of such item; and (4) for each item reported in clauses (1) and (2) above, the expiration date of such item. Mr. Brown did not receive any awards under any equity incentive plan or stock awards during the fiscal year ended December 31, 2006.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS

Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)
Jason Brown (1) (2)	27,500	32,500	-0-	$0.12	2-29-16

(1)
Mr. Brown did not receive any stock awards during the year ended December 31, 2006 or have any stock awards at such date. Accordingly, columns (g), (h), (i) and (j) of the foregoing table relating to such items were omitted from the tabular presentation.

(2)
The Board of Directors of Organic Holding Company, Inc. approved the issuance of options to purchase 60,000 shares of common stock to Mr. Brown in 2006. The options had a term of 10 years, an exercise price of $0.12 per share and vested monthly over two years from January 1, 2006. Pursuant to the merger, Mr. Brown’s options to purchase 60,000 shares of Organic Holding Company, Inc. common stock were converted into options to purchase 41,868 shares of SP Holding Corporation, with the same term and vesting as the prior options and with an exercise price of $0.17 per share.

Director Compensation

SP Holding Corporation

Prior to the merger, we only had one director, Mr. Schaftlein. Mr. Schaftlein did not receive any direct compensation for his services as a director. From time to time, we utilized the services of a consulting firm where Mr. Schaftlein is a managing partner. The fees paid to the firm were $50,727 and $15,000 in years 2005 and 2004, respectively.

In connection with the merger, which occurred on February 12, 2007, Mr. Schaftlein resigned as a director and concurrently, we appointed six new directors to our Board of Directors: Messrs. Brown, Smith, Meehan, Bingham, Lioon and Hassan, who were formally the directors of Organic Holding Company, Inc.

Organic Holding Company, Inc.

The following Director Compensation Table indicates the compensation earned during the fiscal year ended December 31, 2006 by the directors of Organic Holding Company, Inc. Each director of Organic Holding Company, Inc. was paid an annual director’s fee of $5,000 and was awarded a one-time grant of options to purchase 60,000 shares of common stock. Pursuant to the merger, the directors’ options to purchase shares of Organic Holding Company, Inc. common stock were converted into options to purchase shares of SP Holding Corporation common stock.

DIRECTOR COMPENSATION (1) (2)

Name (a) (1) (2)	Fees Earned or Paid in Cash ($) (b)	Option Awards ($) (d) (3)	All Other Compensation ($) (g)	Total ($) (j)
Dave Smith	$5,000	$3,600	-	$8,600
Peter Meehan	$5,000	$3,600	-	$8,600
Roy Bingham	$5,000	$3,600	-	$8,600
Douglas Lioon	$5,000	$3,600	-	$8,600
S.M. “Hass” Hassan	$5,000	$46,200	-	$51,200

(1)	Mr. Brown also serves as a director. He does not receive any additional compensation beyond that disclosed in the “Summary Compensation Table” set forth above for his services as a director.

(2)
None of the directors received any Non-Equity Incentive Plan Compensation or Non-Qualified Deferred Compensation Earnings during the year ended December 31, 2006. Accordingly, columns (e) and (f) of the foregoing table relating to such items were deleted from the tabular presentation.

(3)	The amount in the “Option Awards” column is calculated using the provisions of SFAS 123R for the fiscal year ended December 31, 2006.

Employment Agreements

All of our employees, other than Mr. Brown, are “at-will” employees. We entered into an employment agreement with Mr. Brown, effective January 1, 2007, which has a three-year term. The summary of Mr. Brown’s employment agreement presented below is qualified in its entirety by reference to full text of the employment agreement, which was filed with our Current Report on Form 8-K filed with the SEC on February 13, 2007, and is incorporated by reference herein.

Pursuant to the employment agreement, we are obligated to pay Mr. Brown a base salary at an annual rate of $225,000, subject to annual increases by the Board of Directors. Mr. Brown is eligible for a cash incentive bonus of up to 35% of his base salary per year. The total amount of Mr. Brown’s cash incentive bonus is determined by the following:

•	25% is based on Mr. Brown achieving certain performance goals mutually agreed upon by him and the Board of Directors each year;

•	25% is determined at the discretion of the Board of Directors; and

•	50% is based on achievement of performance goals set by our company.

The Board of Directors may pay additional bonuses in its discretion. We will also provide Mr. Brown and his family with certain health benefits and Mr. Brown is entitled to receive reimbursements for all reasonable business, travel and entertainment expenses that he incurs or he pays for on our behalf.

Effective upon the closing of our merger with Organic Holding Company, Inc., we issued to Mr. Brown options to purchase 1,246,674 shares of common stock, which was equal to 5% of the outstanding shares of common stock as of the closing of the merger determined on a fully-diluted basis. Except in connection with a “Change in Control” (as defined in the employment agreement), 25% of such options vest after 12 months of employment, with the remainder vesting monthly over the next three years, for a total vesting period of 48 months. All of Mr. Brown’s options vest immediately if, within 12 months after a “Change in Control,” Mr. Brown is terminated for any reason other than for “Cause” or if Mr. Brown terminates his employment for “Good Reason” (each as defined in the employment agreement). Additionally, in the event that Mr. Brown is terminated due to permanent disability, for any other reason other than for “Cause,” or if Mr. Brown terminates his employment for “Good Reason,” we will be obligated to pay Mr. Brown a lump sum equal to one year’s salary (at his then current base salary) and continue to provide him with his medical and other similar benefits for 12 months after the date of his termination.

We may terminate Mr. Brown’s employment immediately, without prior notice or payment in lieu of notice, if at any time Mr. Brown:

•
becomes physically or mentally disabled, whether totally or partially, so that he is substantially unable to perform his duties for more than 120 days (whether or not consecutive) in the aggregate in any 365 day period;

•	is convicted of or pleads guilty or no contest to a felony; or

•
fails to perform his assigned duties, comply with our written policies or rules, or comply with any written agreement between us and Mr. Brown, which failure continues for more than 30 days after receiving written notification of such failure from the Board of Directors.

Mr. Brown’s employment agreement contains restrictive covenants preventing him from:

•	competing with us during his employment;

•	competing with us for a period of 12 months after termination of his employment; and

•	using our confidential business information at any time, except in connection with the performance of his duties for us.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding our common stock beneficially owned on March 28, 2007, for (i) each executive officer and director, (ii) all executive officers and directors as a group and (iii) each stockholder known to be the beneficial owner of more than 5% of our outstanding common stock.

Name of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership of Common Stock (2)	Percent of Class of Common Stock
Officers and Directors:
Jason Brown, Chief Executive Officer and Chairman (3)	2,222,941	10.9%
Michael Johnson, VP of Retail Operations (4)	12,211	*
Wendy Tenenberg, VP of Marketing (5)	232,009	1.2%
Jonathan Wernick, Chief Financial Officer	0	*
Dave Smith, Director (6)	90,488	*
Peter Meehan, Director (7)	69,780	*
Roy Bingham, Director (8)	195,530	*
Douglas Lioon, Director (9)	540,367	2.7%
S.M. “Hass” Hassan, Director (10)	122,812	*
All directors and executive officers as a group (9 persons) (11)	3,486,139	16.9%
More than 5% Beneficial Owners:
Vicis Capital Master Fund, LLC (12)	1,320,000	6.6%

*	Less than 1%

(1)	Unless otherwise indicated, the address of the beneficial owner is c/o SP Holding Corporation, 601 Union Street, Suite 3700, Seattle, Washington 98101.

(2)
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock which are purchasable under options or warrants which are currently exercisable, or which will become exercisable no later than 60 days after March 28, 2007, are deemed outstanding for computing the percentage of the person holding such options or warrants, but not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(3)	Mr. Brown’s holdings consist of 2,183,161 shares of common stock, options to purchase 27,912 shares of common stock and warrants to purchase 11,868 shares of common stock.

(4)	Mr. Johnson’s holdings consist of options to purchase 12,211 shares of common stock.

(5)	Ms. Tenenberg’s holdings consist of 227,939 shares of common stock and options to purchase 4,070 shares of common stock

(6)	Mr. Smith’s holdings consist of 58,255 shares of common stock, options to purchase 32,084 shares of common stock and warrants to purchase 149 shares of common stock.

(7)	Mr. Meehan’s holdings consist of 41,868 shares of common stock and options to purchase 27,912 shares of common stock.

(8)	Mr. Bingham’s holdings consist of 167,380 shares of common stock, options to purchase 27,912 shares of common stock and warrants to purchase 238 shares of common stock.

(9)	Mr. Lioon’s holdings consist of 500,587 shares of common stock, options to purchase 27,912 shares of common stock and warrants to purchase 11,868 shares of common stock.

(10)	Mr. Hassan’s holdings consist of 66,000 shares of common stock, options to purchase 27,912 shares of common stock and warrants to purchase 28,900 shares of common stock.

(11)	The beneficial owners’ holdings consist of 3,245,190 shares of common stock, options to purchase 187,925 shares of common stock and warrants to purchase 53,023 shares of common stock.

(12)	The address of the beneficial owner is Tower 56, Suite 98101, 126 East 56th Street, New York, New York 10022. The beneficial owner’s holdings consist of 1,320,000 shares of common stock.

Equity Compensation Plans

Neither SP Holding Corporation nor Organic Holding Company, Inc. had any equity compensation plans in place as of December 31, 2006. As of the end of our fiscal year, SP Holding Corporation had options to purchase 252 shares of common stock outstanding, of which, options to purchase 168 shares of common stock remained outstanding on March 28, 2007.

In connection with our merger with Organic Holding Company, Inc. on February 12, 2007, we issued options to purchase shares of our common stock in exchange for outstanding options to purchase shares of Organic Holding Company, Inc. common stock that were issued to directors, officers, employees and consultants of Organic Holding Company, Inc. prior to the merger. The following table summarizes the number and average weighted exercise price of Organic Holding Company, Inc. options that were outstanding as of December 31, 2006 on a pre-merger basis, and the equivalent information with respect to options to purchase our common stock that were exchanged for such Organic Holding Company, Inc. options on a post-merger basis.

Pre Merger		Post Merger
Number of Shares of Organic Holding Company, Inc. Common Stock Underlying Options	Weighted Average Exercise Price of Options	Number of Shares of our Common Stock Underlying Options (1)	Weighted Average Exercise Price of Options (1)
939,432	$0.38	655,535	$0.54

(1)	This amount excludes options to purchase 252 shares of our common stock outstanding as of the end of our fiscal year that were issued to our former directors prior to the merger.

The options issued in connection with the merger generally expire 10 years from the date of grant and have vesting schedules ranging from immediately exercisable, to fully exercisable by July 2011.

Effective upon the closing of the merger, Mr. Brown received options to purchase 1,246,674 shares of our common stock, which represented an amount equal to 5% of the outstanding shares of our common stock as of the closing date of the merger determined on a fully-diluted basis. The options granted to Mr. Brown at closing have an exercise price of $1.38 per share and expire on February 11, 2016. Except in connection with a “Change in Control” (as defined in Mr. Brown’s employment agreement), 25% of such options vest after 12 months of employment, with the remainder vesting over the next 36 months, for a total vesting period of 48 months.  All of the options vest immediately if, within 12 months after a “Change in Control,” Mr. Brown is terminated for any reason other than “Cause” or if Mr. Brown terminates his employment for “Good Reason” (each as defined in Mr. Brown’s employment agreement).

Item 12. Certain Relationships and Related Transactions, and Director Independence

Mark Schaftlein was our sole officer and director during the fiscal year ended December 31, 2006. From time to time, we utilized the services of a consulting firm where Mr. Schaftlein is a managing partner. The fees paid to the firm were $50,727 and $15,000 in years 2005 and 2004, respectively. As a result, Mr. Schaftlein was not “independent” as defined under the National Association of Securities Dealers’ listing standards. We did not pay fees to Mr. Schaftlein’s consulting firm for the year ended December 31, 2006. Mr. Schaftlein resigned from all of his positions with us on February 12, 2007 upon consummation of our merger with Organic Holding Company, Inc.

Item 13. Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of Merger and Reorganization, dated as of January 11, 2007 (1)

2.2	First Amendment to Agreement and Plan of Merger and Reorganization and Company Disclosure Schedule, dated as of February 12, 2007 (2)

3.1	Amended and Restated Certificate of Incorporation (3)

3.2	Amended and Restated Bylaws (4)

4.1	Specimen Stock Certificate for Shares of SP Holding Corporation Common Stock (2)

4.2	Form of SP Holding Corporation Warrant (2)

10.1	Placement Agent Agreement, dated December 18, 2006, by and between Organic Holding Company, Inc. and Burnham Hill Partners, a division of Pali Capital, Inc. (2)

10.2	Form of Subscription Agreement by and between SP Holding Corporation and the Investors (2)

10.3	Employment Agreement by and between Jason Brown and Organic Holding Company, Inc. (2)

10.4	Asset Purchase Agreement by and among Vinaigrettes LLC, Dan Karzen and Organic Holding Company, Inc. (2)

10.5	Asset Purchase Agreement by and between Organic Holding Company, Inc. and Briazz Inc. (2)

16.1	Letter from De Leon & Company, P.A. to the Securities and Exchange Commission, dated March 7, 2007 (5)

21.1	List of Subsidiaries (2)

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*	Filed herewith

(1)	Filed on February 7, 2007 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(2)	Filed on February 13, 2007 as an exhibit to our Current Report on Form 8-K dated February 13, 2006 and incorporated herein by reference.

(3)	Filed on December 13, 2003 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(4)	Filed on May 14, 2001 as an exhibit to our report on Form 10-QSB and incorporated herein by reference.

(5)	Filed on March 9, 2007 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

On February 27, 2007, we dismissed De Leon & company, P.A. (“De Leon & Company”) as our independent registered accounting firm. On that same date, our Board of Directors appointed Rose, Snyder & Jacobs as our independent registered public accounting firm. Rose, Snyder & Jacobs served as Organic Holding Company, Inc.’s independent public accounting firm for the last two fiscal years.

Independent Registered Public Accounting Firm Fees

The following table represents the fees billed to us by De Leon & Company for the years ended December 31, 2006 and December 31, 2005.

Type of Fees	2006	2005
Audit Fees	$23,110	$25,360
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

 The following table represents the fees billed to Organic Holding Company, Inc. by Rose, Snyder & Jacobs for the years ended December 31, 2006 and December 31, 2005.

Type of Fees	2006	2005
Audit Fees	$55,000	$37,400
Audit-Related Fees	$20,500	$2,250
Tax Fees	-	-
All Other Fees	-	-

Pre-Approval of Independent Auditor Services and Fees

Our Board of Directors approves all audit and non-audit services to be rendered in advance, before our independent auditors are engaged to perform such services.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

SP HOLDING CORPORATION
By: /s/ Jason Brown	Date: April 2, 2007
Jason Brown
Title : Chief Executive Officer and Chairman

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Jason Brown	Chief Executive Officer and Chairman	April 2, 2007
Jason Brown	(Principal Executive Officer)

/s/ Jonathan Wernick	Chief Financial Officer	April 2, 2007
Jonathan Wernick	(Principal Financial Officer)

/s/ Dave Smith	Director	April 2, 2007
Dave Smith

/s/ Peter Meehan	Director	April 2, 2007
Peter Meehan

/s/ Roy Bingham	Director	April 2, 2007
Roy Bingham

/s/ Douglas Lioon	Director	April 2, 2007
Douglas Lioon

/s/ S.M. “Hass” Hassan	Director	April 2, 2007
S.M. “Hass” Hassan

Organic Holding Company, Inc.
d/b/a ORGANIC TO GO and, effective February 27, 2007, Organic To Go, Inc.
December 31, 2006 Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Organic To Go, Inc.

We have audited the accompanying balance sheets of Organic To Go, Inc. as of December 31, 2005 and 2006, and the related statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2005 and 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Organic To Go, Inc. as of December 31, 2005 and 2006, and the results of their operations and their cash flows for the years ended December 31, 2005 and 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rose, Snyder & Jacobs
A Corporation of Certified Public Accountants

Encino, California

March 8, 2007

Organic Holding Company, Inc.
d/b/a Organic To Go and, effective February 27, 2007, Organic To Go, Inc.
Balance Sheets
(in thousands, except share amounts)

	December 31,
	2005	2006
Current assets
Cash and cash equivalents	$250	$865
Accounts receivable, net	84	365
Inventory	278	236
Prepaid expenses and other current assets	66	189
Total current assets	678	1,655
Property and equipment, net	2,629	2,148
Identifiable intangible assets, net	66	851
Deposits and other assets	120	623

Total assets	$3,493	$5,277

Current liabilities
Accounts payable	$1,634	$1,389
Accrued liabilities	300	829
Current portion of notes payable, net of discount	2,204	6,281
Current portion of capital lease obligations	46	50
Total current liabilities	4,184	8,549
Notes payable, net of current portion	1,207	592
Capital lease obligations, net of current portion	188	137
Total liabilities	5,579	9,278
Stockholders' deficit
Series A preferred stock	3	3
Series B preferred stock	1	1
Series C preferred stock	-	4
Common stock, 15,100,000 shares of $0.001 par value authorized; 2,942,402
and 2,898,904 Exchange Ratio adjusted shares issued and outstanding	4	4
Additional paid-in-capital	4,363	10,410
Accumulated deficit	(6,457)	(14,423)
Total stockholders' deficit	(2,086)	(4,001)

Total liabilities and stockholders' deficit	$3,493	$5,277

The accompanying notes are an integral part of these financial statements.

Organic Holding Company, Inc.
d/b/a Organic To Go and, effective February 27, 2007, Organic to Go, Inc.
Statements of Operations
(in thousands, except per share amounts)

	Year ended December 31,
	2005	2006

Sales	$6,121	$9,663

Cost of sales	3,895	4,876

Gross Profit	2,226	4,787

Operating expenses	7,173	10,483
Depreciation and amortization	630	1,206
Loss from operations	(5,577)	(6,902)

Interest expense, net	(78)	(1,064)

Loss before income taxes	(5,655)	(7,966)

Income taxes	-	-

Net loss	$(5,655)	$(7,966)

Net loss per share - basic and diluted	$(1.97)	$(2.78)

Weighted average shares outstanding	2,875	2,868

The accompanying notes are an integral part of these financial statements.

Organic Holding Company, Inc.
d/b/a Organic To Go and, effective February 27, 2007, Organic to Go, Inc.
Statement of Stockholders' Deficit
(in thousands, except share amounts)*

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional paid-in capital	Accumulated deficit	Total Stockholders' deficit

	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2004	715,255	$1					2,905,543	$4	$1,048	$(802)	$251
Issuance of common stock							217,019		32		32
Issuance of Series A Preferred Stock for cash and conversion of notes payable	1,423,428	2							2,038		2,040
Issuance of Series B Preferred Stock			849,999	$1					1,424		1,425
Redemption of common stock							(180,159)		(2)		(2)
Stock issue costs									(177)		(177)
Net loss										(5,655)	(5,655)
Balance at December 31, 2005	2,138,684	3	849,999	1	-	-	2,942,402	4	4,363	(6,457)	(2,086)
Issuance of Series C Preferred Stock and warrants for cash and conversion of notes payable					2,664,153	$4			4,477		- 4,481
Issuance of warrants with borrowings									1,476		1,476
Stock issue costs									(32)		(32)
Redemption of common stock for cash							(132,961)		(2)		(2)
Issuance of common stock							89,463		128		128
Net loss										(7,966)	(7,966)
Balance at December 31, 2006	2,138,684	$3	849,999	$1	2,664,153	$4	2,898,904	$4	$10,410	$(14,423)	$(4,001)

*	Shares are presented after multiplied by the .69781 Exchange Ratio—See Note 1.

The accompanying notes are an integral part of these financial statements.

Organic Holding Company, Inc.
d/b/a Organic To Go and, effective February 27, 2007, Organic to Go, Inc.
Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2005	2006
Cash flows from operating activities:
Net loss	$(5,655)	$(7,966)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation and amortization expense	630	1,206

Amortization of debt issue costs and debt discount included in interest expense	3	776
Changes in operating assets and liabilities:
Accounts receivable	(84)	(281)
Inventory	(93)	42
Other current assets	(54)	(123)
Accounts payable	1,563	(245)
Accrued liabilities	222	431
Other	50	143
Net cash used by operating activities	(3,418)	(6,017)
Cash flows from investing activities:
Purchases of property, equipment and other assets	(2,064)	(172)
Purchases of other assets and related costs	(255)	(1,010)
Net cash used by investing activities	(2,319)	(1,182)
Cash flows from financing activities:
Principal payments of long-term debt	(50)	(264)
Proceeds from issuance of notes payable, net of issue costs	2,823	5,918
Payments of capital lease obligations	(24)	(47)
Proceeds from sale of preferred stock, net of issue costs	3,038	2,209
Redemption of common stock	(2)	(2)
Proceeds from sale of common stock	10	-
Net cash provided by financing activities	5,795	7,814
Net increase in cash and cash equivalents	58	615
Cash and cash equivalents, beginning of period	192	250
Cash and cash equivalents, end of period	$250	$865

Supplemental disclosures of cash flow information:

Cash paid for interest	$78	$237

Notes payable converted into preferred stock	$-	$1,843

Fixed assets acquired under financing agreements	$600	$326

Assets acquired under capital lease	$248	$-

The accompanying notes are an integral part of these financial statements.

Organic Holding Company, Inc.
d/b/a ORGANIC TO GO and effective February 27, 2007, Organic To Go, Inc.
Notes to financial statements
December 31, 2006

Note 1. Description of Business and Summary of Significant Accounting Policies

Organization and Business

Organic Holding Company, Inc., d/b/a Organic To Go, which name was changed to Organic To Go, Inc. effective February 27, 2007 (the “Company” or “Organic”), was incorporated in the state of Delaware in February 2004. The Company provides convenient retail and delivery store locations, which prepare and serve “grab and go” lunch, dinner, and breakfast foods and beverages prepared using organic ingredients, whenever possible. The Company also distributes its products through select wholesale accounts. At December 31, 2006, the Company operated five stores in Washington and seven stores in California. In October 2006, the Company expanded its catering operations in the California area by acquiring the assets, of a catering operation headquartered in Los Angeles, California.

Reverse Merger with Public Shell Company in February 2007

Pursuant to terms of an Agreement and Plan of Merger and Reorganization by and among the SP Holding Corporation, Organic Acquisition Corporation and Organic on February 12, 2007, all of the outstanding shares of common and preferred stock of Organic were exchanged for shares of SP Holding Corporation common stock as determined by multiplying each such outstanding share of Organic stock by an exchange ratio of 0.69781 (the “Exchange Ratio”). In addition, convertible promissory bridge notes of Organic approximating $5.8 million automatically converted into SP Holding Corporation common stock. As a result, among other things, Organic became a wholly-owned subsidiary of SP Holding Corporation. Outstanding options, warrants and purchase rights of Organic were converted into options, warrants and purchase rights to purchase shares of SP Holding Corporation common stock in accordance with the Exchange Ratio. The closing of the merger was conditioned upon the closing a private placement offering of a minimum of eighty units (the “Units”) at a purchase price of $50,000 per Unit for $4 million, with the option to offer additional Units. Each Unit consists of (i) 40,000 shares of SP Holding Corporation common stock, and (ii) a warrant to purchase 8,000 shares of SP Holding Corporation common stock. Each warrant entitles the holder thereof to purchase shares of SP Holding Corporation common stock at an exercise price of $2.50 per share and is exercisable for a period of five years from the date of issuance. The consummation of the merger occurred concurrently with the completion of a private placement of 138 Units, for an aggregate of approximately $6.9 million. Prior to the merger, SP Holding Corporation was a non-operating “public shell” company.

From an accounting perspective, the merger transaction is considered a recapitalization of Organic accompanied by the issuance of securities by Organic for the net liabilities of SP Holding Corporation, as a result of SP Holding Corporation not having operations immediately prior to the merger. After the merger and the private placement, former SP Holding Corporation stockholders own approximately 5% of our common stock, and former Organic stockholders and convertible bridge note holders own approximately 70% of our common stock. The board of directors and executive officers are comprised of former directors and executive officers of Organic.

The merger transaction is accounted for as a capital transaction rather than as a business combination, because the transaction is equivalent to the issuance of securities by Organic for the net liabilities of SP Holding Corporation, accompanied by a recapitalization. The accounting is identical to that resulting from a reverse acquisition, except that no goodwill or other intangibles are recorded. All share and per share information presented and disclosed in these financial statements have been Exchange Ratio adjusted. See Note 9 for additional information relating to this merger and pro forma balance sheet giving effect to the transaction.

Basis of Presentation and Liquidity

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has reported recurring losses and cash used by operating activities, and at December 31, 2006 has a net working capital deficiency and stockholders’ deficit that could raise doubt about its ability to continue as a going concern.  Since inception, the Company has funded its operations and business development and growth through debt and equity financings.   In this regard, during 2006, the Company raised approximately $8.1 million pursuant to sales of debt and equity securities in connection with its private placement and subordinated debt offerings. Further, subsequent to December 31, 2006, proceeds of approximately $6.9 million were received from the sale of equity securities in connection with the merger and private placement, and approximately $5.8 million of notes payable has been converted into common shares.  While the Company plans to become profitable during the second half of 2007 management intends to continue to be engaged in additional fund-raising activities to fund future capital expenditures, potential acquisitions of businesses, and provide additional working capital.  The Company anticipates having sufficient working capital in place for the next 12 months to continue operations. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should the Company not continue as a going concern.

Use of Estimates in the Preparation of Financial Statements

Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The more significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the depreciable lives of property and equipment, valuation of inventories, valuation of equity related instruments issued, and valuation allowance for deferred income tax assets.

 Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents.

Contingencies

Certain conditions may exist as of the date financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. Company management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company's legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein. If the assessment of a contingency indicates that it is probable that a liability has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company's financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable would be disclosed.

Concentrations

The Company maintains its cash balances in a financial institution, which at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on its cash balances.

All of the Company’s operations are currently located in Washington and California, and as a result, is sensitive to negative occurrences in markets where the Company is located, and particularly susceptible to adverse trends and economic conditions including labor markets.  In addition, given geographic concentration, negative publicity regarding any of our operations in Washington or California could have a material adverse effect on our business and operations, as could other regional occurrences such as local strikes, earthquakes or other natural disasters.

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, the carrying amounts approximate fair value due to their short maturities. Amounts recorded for notes payable also approximate fair value because current interest rates offered to the Company for debt of similar maturities are substantially the same.

Accounts Receivable

The Company extends credit to some of its customers. Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of its customers’ financial condition. Management reviews accounts receivable on a regular basis on contracted terms and how recently payments have been received in order to determine estimates of amounts that could potentially be uncollectible. The Company includes an estimate of the amount that is more likely that not to be uncollectible in its allowance for doubtful accounts. Accounts uncollected are ultimately written off after all reasonable collection efforts have occurred.

Inventory

Inventory, which consists primarily of food, beverages and packaging products, is stated at the lower of cost or market. Cost is determined by the first-in, first-out method. In assessing the ultimate realization of inventories, Company management makes judgments as to future demand requirements compared to current inventory levels.

Property and Equipment

Property and equipment is stated at cost. Additions and improvements that significantly add to the productive capacity or extend the life of an asset are capitalized. Maintenance and repairs are expensed as incurred. Depreciation is computed using the straight-line method over five to seven years for furniture, fixtures, equipment and vehicles, and over three years for computer software and hardware. Leasehold improvements are amortized over the shorter of the lease term or 10 years.

Identifiable Intangible Assets

In connection with the acquisition of certain store assets in April 2005, the Company acquired certain leasehold interests and other intangible assets. Leasehold interests are being amortized over the 1 to 4 year lives of the leases and the other intangible assets were fully amortized during the year ended December 31, 2005. In connection with the acquisition in October 2006 of certain assets of a catering business, the Company acquired certain identifiable intangible assets including customer-based intangibles and a covenant not to compete received from the sellers. Amount allocated to intangible assets were identified by management and have been valued on a number of factors based upon preliminary estimates. The estimate of useful lives of each intangible asset was based on an analysis by management of all pertinent factors, and selected an estimated useful life of two years for each identifiable intangible asset. Customer based intangible assets are amortized utilizing an accelerated method and non-compete intangible assets are amortized on a straight-line basis. At December 31, 2006, intangible assets were comprised of customer based of approximately $860,000, less accumulated amortization of $147,000, and non-compete of approximately $150,000, less accumulated amortization of approximately $12,000. Amortization expense for these intangible assets will approximate $675,000 in 2007 and $175,000 in 2008.

Impairment of Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Impairment of long-lived assets would be recognized in the event that the net book values of such assets exceed the future undiscounted cash flows attributable to such assets.

Deferred Debt Issue Costs

The Company capitalizes costs incurred in connection with borrowings. These costs are amortized as an adjustment to interest expense over the life of the borrowing.

Debt Discount

The Company records he fair value of warrants issued with debt securities as a debt discount, which is amortized as an adjustment to interest expense over the life of the borrowings

Revenue Recognition

Revenues are recognized at the point of sale at retail locations or upon delivery of the product for delivery and wholesale transactions.

Cost of Sales

Cost of sales includes the cost of food and paper products.

Pre-operating Costs

Costs incurred in connection with start-up and promotion of new store openings are expensed as incurred.

Advertising and Promotion

Advertising and promotion costs are expensed as incurred. Approximately $434,000 and $671,000 was expensed in 2005 and 2006, respectively.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for expected future tax consequences of events that have been included in financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts expected to be realized. The Company continues to provide a full valuation allowance to reduce its net deferred tax asset to zero, inasmuch as Company management has not determined that realization of deferred tax assets is more likely than not. The provision for income taxes represents the tax payable for the period and change during the period in net deferred tax assets and liabilities.

Stock-based Compensation

Prior to January 1, 2006, the Company accounted for employee stock option grants in accordance with APB No. 25, and adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” In December 2004, the Financial Accounting Standards Board (“FASB”) released a revision to SFAS No. 123, Accounting for Stock-Based Compensation” (“SFAS 123R”). SFAS 123R sets forth the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise, or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires instead that such transactions be accounted for using a fair-value-based method, which requires recording an expense over the requisite service period for the fair value of all options or warrants granted to employees and consultants. The Company adopted SFAS 123R effective beginning January 1, 2006 using the modified prospective method.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Task Force Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services.” Compensation expense related to equity instruments issued to non-employees is recognized as the equity instruments vest.

Basic and Diluted Net Loss per Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options, warrants or convertible promissory notes, or conversion of preferred stock. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. In connection with the merger with SP Holding Corporation in February 2007, all shares of Organic preferred stock automatically converted into an equal number of Organic common shares and all Organic common shares automatically converted into SP Holding Corporation common shares at the Exchange Ratio adjusted number of shares equal to .69781 SP Holding Corporation common shares for every one Organic common share. All share and per share amounts have been Exchange Ratio adjusted. Computations of net loss per share for 2006, exclude approximately 3,912,000 shares of common stock issuable upon conversion of convertible notes payable, 5,653,000 shares issuable upon conversion of preferred stock and 2,332,000 shares issuable upon exercise of outstanding and issuable warrants. Computations of net loss per share for 2005, exclude approximately 1,761,000 shares issuable upon conversion of convertible notes payable, 2,989,000 shares issuable upon conversion of preferred stock and 43,000 shares issuable upon exercise of outstanding and issuable warrants. These common stock equivalents could have the effect of decreasing diluted net income per share in future periods.

For purposes of determining the weighted average number of common shares outstanding historical Organic shares outstanding have been multiplied by the Exchange Ratio, which results in a fewer number of shares outstanding that historical amounts.

Reclassifications

Certain reclassifications have been made to prior year financial statements to conform with current year presentations. Such reclassifications had no effect on stockholders’ deficit, net loss or cash flows.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which is an amendment of Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing.” SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage), should be recognized as current-period costs incurred during fiscal years beginning after June 15, 2005. It is expected that the adoption of provisions of SFAS No. 151 will not have a material effect on the Company’s results of operations or financial condition.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaced APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changed the requirements for the accounting for and reporting of a change in accounting principle. The Company adopted SFAS 154 in 2006 and there was no effect on the Company’s results of operations or financial position. The Company’s results of operations and financial condition will only be impacted by SFAS 154 if the Company implements changes in accounting principles that are addressed by the standard or corrects accounting errors in future periods.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on the recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN No. 48 will be effective for the Company beginning January 1, 2007. The Company is in the process of determining the effect, if any, that the adoption of FIN No. 48 will have on its results of operations or financial position.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”).  SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement.  The SEC believes that registrants should quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors considered, is material.  SAB 108 is effective for fiscal years ending on or after November 15, 2006, with early application encouraged.  SAB 108 had no effect of the Company’s results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of its financial instruments according to a fair value hierarchy (i.e., levels 1, 2, and 3, as defined). Additionally, companies are required to provide enhanced disclosure regarding instruments in the level 3 category, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact, if any, adoption may have on its results of operation or financial position.

In October 2006, the FASB issued FASB Staff Position No. 123(R)-5, “Amendment of FASB Staff Position FAS 123(R)-1” (“FSP 123(R)-5”) FSP 123(R)-5 amends FSP 123(R)-1 for equity instruments that were originally issued as employee compensation and then modified, with such modification made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees. In such circumstances, no change in the recognition or the measurement date of those instruments will result if both of the following conditions are met: (a) there is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b) all holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The Company believes that FSP 123(R)-5 will not have a significant impact on its results of operations or financial position.

In December 2006, the FASB issued FASB Staff Position No. EITF 00-19-2 “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”), which addresses an issuer’s accounting and disclosures relating to registration payment arrangements. In connection with issuance of Units in the private placement in February 2007, the Company has agreed to register the shares underlying the Units. In accordance with FSP EITF 00-19-2, the registration payment arrangements are accounted for as an instrument separate and apart from the related securities and will be accounted for in accordance with Statement of Financial Accounting Standards No. 5 “Accounting for Contingencies,” accruing a liability if payment is probable and the amount can be reasonably estimated.

Note 2. Inventories

Inventories at December 31, consist of the following (in thousands):	2005	2006
Food and beverages	$230	$191
Paper products	48	45
	$278	$236

Note 3. Property and Equipment

Property and equipment at December 31, consist of the following (in thousands):	2005	2006
Leasehold improvements	$1,499	$1,512
Furniture, fixtures and equipment	1,560	1,711
Vehicles	101	391
	3,160	3,614
Less accumulated depreciation and amortization	531	1,466
	$2,629	$2,148

The Company leases certain equipment under non-cancelable capital leases having a cost of approximately $259,000 and accumulated amortization of $137,000 at December 31, 2006.

Note 4. Notes Payable

Notes payable at December 31, consist of the following (in thousands):	2005	2006
Notes payable, interest at 6% to 8%, collateralized by vehicles & equipment	$54	$323
Convertible promissory note, interest at 8.25%, due September 2007,
collateralized by substantially all assets	568	759
Promissory notes, interest at 7.75% per annum, due April 2010,
collateralized by certain assets	610	418
Convertible promissory notes, interest at 8% per annum, due June 2007	-	5,800
Payable for Series C Preferred Stock Shares issued in 2006	1,843	-
Promissory notes, interest at 8% to 12% per annum, no specified due date	366	-
Promissory note payable, interest at 9% per annum, due December 2006	-	275
Total notes payable	3,441	7,575
Less: unamortized original discount	(30)	(702)
Less: current portion of notes payable	(2,204)	(6,281)
Notes payable, net of current portion	$1,207	$592

The Company has a borrowing agreement with a vendor providing for borrowings up to $500,000, potentially increasing up to $1 million based on the occurrence of new location openings, which borrowing amount was limited pursuant to terms of the agreement to amounts borrowed as of March 31, 2006, which was approximately $759,000. The note payable requires monthly payments of interest at the prime rate plus 1% (8.25% and 9.25% at December 31, 2005 and 2006, respectively), with the principal due in September 2007, and is convertible at the note holder’s option into shares of the Company’s Series B Preferred Stock at the Exchange Ratio adjusted conversion price of approximately $1.68 per share. The note is collateralized by a pledge of Company assets.

In connection with an asset purchase agreement, in 2005 the Company issued convertible promissory note of approximately $600,000, which bears interest at 7.75% per annum payable quarterly, with principal due in April 2010. The note was convertible until April 2006 at the note holders’ option into shares of the Company’s Series A Preferred Stock at the Exchange Ratio adjusted conversion price of approximately $1.86 per share and was not converted. The note is collateralized by a security interest in the acquired assets. In 2006, the note issued was cancelled and separate notes, bearing essentially the same terms and conditions as the original convertible promissory note, were issued to the parties to the original note. In April 2006, pursuant to a repurchase agreement, the Company repurchased two of the notes having a total face value of approximately $182,000 for $130,000 cash and recorded the resultant gain on extinguishment of debt in other income.

During 2005, the Company issued promissory notes of approximately $311,000 in exchange for $295,000 cash. The discount from face value was recorded as an original issue discount to be amortized to interest expense on a straight-line basis over the 3-month term of the notes. The notes were convertible at the note holders’ option into shares of the Company’s Series C Preferred Stock, and in 2006, the notes were converted into approximately 183,400 shares of Series C Preferred Stock. The remaining unamortized original issue discount of approximately $16,000 was recorded as interest expense upon conversion.

Additionally, during 2005, the Company issued promissory notes of approximately $1.8 million with warrants in exchange for cash. The estimated fair value of the warrants of approximately $18,000 was recorded as an original issue discount to be amortized to interest expense on a straight-line basis over the 6-month term of the notes. The notes were convertible at the note holders’ option into shares of the Company’s Series C Preferred Stock at a conversion price of approximately $1.68 per share, and in 2006, the notes were converted into approximately 1,095,000 shares of Series C Preferred Stock. The remaining unamortized original issue discount of approximately $15,000 was recorded as interest expense upon conversion.

During 2006, the Company received approximately $4.3 million through the issuance of convertible promissory notes bearing interest at 8% due June 2007 (the “Bridge Notes”) and warrants to purchase shares of Company common stock (together with the notes, the “Bridge Securities”). The estimated fair value of the warrants of approximately $768,000 was recorded as an original issue discount to be amortized to interest expense on a straight-line basis over the 7-month term of the notes. Additionally, in 2006, the Company received approximately $1.6 million through the issuance convertible promissory notes bearing interest at 24%, approximately $1.5 million of which were converted at the holders’ option into bridge notes and the remaining notes were repaid. Warrants to purchase Series C Preferred Stock were issued in connection with the short-term loans, the fair value of which was expensed over the debt term prior to conversion. Bridge Notes of approximately $5.8 million were convertible at the note holders’ option, or in certain circumstances automatically, into shares of the Company’s common stock at the Exchange Ratio adjusted conversion price of approximately $1.68 per share. In February 2007, in connection with the closing of the merger with SP Holding Corporation, the Bridge Notes were automatically converted into common stock. See Note 9.

During 2006, the Company borrowed $275,000 from one of the Company’s equity and bridge note investors pursuant to a promissory note payable of $275,000, bearing interest at 9% per annum and due in December 2006. On the basis of discussions with the lender, the Company has been making payments on the note and expects to fully repay the note in 2007.

During 2006, the Company repaid promissory notes borrowings in 2005 of approximately $56,000.

Future minimum principal payments on notes payable at December 31, 2006 are as follows (in thousands):

2007	$6,984
2008	147
2009	21
2010	423
$7,575

Note 5. Stockholders’ Deficit

The Company is authorized to issue 15,100,000 shares of its common stock, par value $0.001 per share, 3,070,000 shares of preferred stock, par value $0.001 per share, all of which are designated as “Series A Preferred Stock,” 1,750,000 shares of preferred stock, par value $0.001 per share, all of which are designated as “Series B Preferred Stock,” and 4,850,000 shares of preferred stock, par value $0.001 per share, all of which are designated as “Series C Preferred Stock.” Authorized shares have not been adjusted in accordance with the Exchange Ratio.

Series A Preferred Stock - During 2004 and 2005, the Company issued approximately 2,138,700 Exchange Ratio adjusted shares of its Series A Preferred Stock, in exchange for cash of approximately $2,815,000 and conversion of a $250,000 convertible promissory note.

Series B Preferred Stock - During 2005, the Company issued approximately 850,000 shares of its Series B Preferred Stock, in exchange for cash of approximately $1,372,000 and conversion of a $53,000 convertible promissory note.

Series C Preferred Stock - During 2005 and 2006, the Company received proceeds of approximately $4,500,000 from the sale of approximately 2,664,200 shares of its Series C Preferred Stock and approximately 268,300 warrants to purchase shares of Series C Preferred Stock at an Exchange Ratio adjusted price per share of approximately $1.68, such warrants expiring in October 2010. The shares were issued in 2006.

In connection with the merger with SP Holding Corporation, in February 2007, all of the issued and outstanding shares of Series A, B and C Preferred Stock were converted into shares of the Company’s common stock on a one-for-one basis, and all shares of the Company’s common stock and rights to acquire shares of the Company’s common stock were exchanged for shares of SP Holding Corporation in such amounts as determined by multiplying the number of issued and outstanding shares of Company’s common stock by the Exchange Ratio. See Note 9.

Conversion, voting and other rights - Shares of Series A, B and C Preferred Stock were convertible into shares of the Company’s common stock on a one-share for one-share basis, had voting rights on an as-converted basis, had certain registration rights and rights of first refusal on future financings, and in certain circumstances, the right, as holders of preferred stock, to elect 25% of the Company’s Board of Directors.

Dividends - Terms of Series A, B and C Preferred Stock provided for non-cumulative dividends at non-Exchange Ratio adjusted rates of $0.05, $0.0585 and $0.0585 per annum per share, respectively, when, as, and if declared by the Board of Directors.

Liquidation Preference - The liquidation preference value of Series A, B and C Preferred Stock was $1.00, $1.17 and $1.17 per share, respectively, representing liquidation preference amounts of approximately $3.1 million, $1.4 million and $4.5 million, respectively, at December 31, 2006.

Voting - Except as otherwise provided, preferred stock had no voting rights. In any situation in which, by the articles of incorporation or the bylaws, the holders of preferred stock have the right to vote, they will vote together with the common stock as a single class on all actions to be taken by the stockholders of the Company, including, but not limited to, actions amending the articles of incorporation to increase the number of shares of common stock, with each share of preferred stock entitling the holder to one vote.

Redemption - The Board of Directors of the Company has the right at any time there are Company funds legally available for redemption of shares of preferred stock, to redeem any or all of the outstanding shares of Series A, B or C preferred stock by payment of the liquidation price of the shares redeemed. If fewer than all of the outstanding shares of Series A or Series B preferred stock are to be redeemed, shares redeemed will be pro rata from the holders of Series A, B or C Preferred Stock. No shares of Series B Preferred Stock can be redeemed until all of the outstanding and issued shares of Series A Preferred Stock have been redeemed and paid in full in cash.

Warrants - In conjunction with various financing related agreements, including issuances of debt and equity securities, the Company issued warrants to purchase approximately 978,000 shares of the Company’s Series C Preferred Stock at an Exchange Ratio adjusted exercise price of approximately $1.68 per share, of which approximately 966,000 expire approximately five years from issuance and 12,000 expire in 2015. In addition, the Company issued warrants to purchase approximately 1,354,000 shares of the Company’s common stock at an Exchange Ratio adjusted exercise price of approximately $1.68 per share, which expire in 2011. No warrants have been exercised. The Series C Preferred Stock warrants issued in connection with borrowings were recorded at their estimated fair value of approximately $1.07 per share for 10 year warrants, and $0.77 for 5 year warrants as determined utilizing the black-scholes valuation model with assumptions of 50% volatility, risk-free interest rate of 5.1%, dividend yield of 0% and contractual lives. The total value of approximately $556,000 has been recorded as an increase in additional paid-in capital and approximately $544,000 has been amortized to interest expense on the basis of the term of related borrowings. The common stock warrants issued in connection with borrowings were recorded at their estimated fair value of approximately $0.01 per share as determined utilizing the black-scholes valuation model with assumptions of 50% volatility, risk-free interest rate of 5.1%, dividend yield of 0% and contractual lives. The total value of approximately $91,000 has been recorded as an increase in additional paid-in capital and approximately has been amortized to interest expense on the basis of the term of related borrowings.

Stock options - In 2006, the Company’s Board of Directors approved grants of 10 year options to purchase approximately 655,500 shares of Company common stock to the Company’s directors and certain of its officers and consultants. Options were granted with an exercise price of $0.17 per share, the estimated fair value of common stock on the grant dates as determined by the Board of Directors. Subsequently, in 2007, the Board of Directors determined that the estimated fair values of common stock for certain stock option grants were $0.34 and $1.43 per share, and in this regard has entered into agreements to reprice those certain stock option grants to have exercise prices of $0.34 and $1.43.

The Company determines the fair value of options granted using the Black-Scholes option-pricing model. The determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by the stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, among others, the expected life of the award, expected stock price volatility over the term of the award and actual and projected exercise behaviors. Although the fair value of stock-based awards is determined in accordance with SFAS 123R and SAB 107, the Black-Scholes option pricing model requires the input of highly subjective assumptions, and other reasonable assumptions could provide differing results. The weighted average fair value of stock options granted in 2006 was approximately $0.27 determined using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 50% (based on the volatilities of common stock of comparable public companies); risk-free interest rates of approximately 5%, and estimated lives of 5 years.

Compensation expense recognized for stock options of approximately $60,000 has been based on the revised exercise prices and the following information is presented on the basis of the revised exercise prices. As of December 31, 2006, there was approximately $104,000 of unrecognized compensation cost related to unvested stock options granted, which is expected to be recognized as expense over a period of approximately 1.3 years. The intrinsic value of stock options outstanding and exercisable at December 31, 2006 is based on an estimated fair value of common stock of $1.43 on that date, and is calculated by aggregating the difference between $1.43 and the exercise price of vested and unvested stock options which have an exercise price less than $1.43. The following summarizes activity for stock options:

	Outstanding	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value (in thousands)
Balance at December 31, 2005	-	-	-	-
Granted	655,545	$0.54
Exercised	-
Expired/ Cancelled	-	-
Balance at December 31, 2006	655,545	$0.54	9.4	$585

Exercisable at December 31, 2006	157,648	$0.43	9.3	$158

Additional information regarding stock options outstanding as of December 31, 2006, is as follows:

		Weighted average
Exercise prices	Shares	remaining life
$ 0.17	349,254	9.2 years
$ 0.34	132,584	9.5 years
$ 1.43	173,707	9.8 years
Total	655,545	9.4 years

Note 6. Asset Purchase Agreements

In April 2005, pursuant to terms of an asset purchase agreement, the Company acquired for cash of $750,000 and a $600,000 convertible promissory note, among other things, all inventory, furniture, fixtures, equipment, leases and leasehold improvements, lease deposits, and owned vehicles used in connection with the seller’s prepared food retail cafes in the Seattle market (6 cafes) and in the Los Angeles County and Orange Country market (6 cafes). Other than future lease obligations and deferred rent, no liabilities were assumed. The total purchase price of approximately $1.6 million, including related acquisition costs, was allocated to assets acquired based on relative estimated fair values, which resulted in the majority being allocated to leasehold improvements, and which is summarized as follows (in thousands):

Inventory	$156
Furniture, fixtures and equipment	283
Leasehold improvements	914
Leasehold interests, deposits, customer lists and other	217
$1,570

In October 2006, pursuant to terms of an asset purchase agreement, the Company acquired for $1 million cash, among other things, all inventory, furniture, fixtures, equipment, customer lists, leasehold improvements, and owned vehicles used in connection with a catering business in California. Other than the notes payable on the vehicles, no liabilities were assumed by the buyer. The buyer also entered in to a one year lease agreement for the building owed by the seller. The total purchase price of approximately $1.1 million, including related acquisition costs, was allocated to assets acquired based on relative estimated fair values, which resulted in the majority being allocated to customer based identifiable intangible assets, and which is summarized as follows (in thousands):

Inventory	$12
Furniture, fixtures and equipment	29
Customer based intangible assets	860
Covenant not to compete intangible asset	150
Note payable	(9)
$1,042

Operating results for the acquired business are included in the Company’s operating results from the date of acquisition. The following supplemental pro forma information has been presented on the basis as if the asset acquisition of the catering business had occurred at the beginning of the year presented for the years ended December 31 (in thousands):

	2005	2006
Sales	$8,576	$11,465
Net loss	$(6,272)	$(8,465)
Net loss per share	$(2.18)	$(2.95)

Note 7. Commitments and Contingencies

The Company leases its cafes, central kitchens and office facilities under non-cancelable operating leases, some with renewal options. Rents are fixed base amounts, some with escalating rents and some with contingent rents based on sales. Lease provisions also require additional payments for maintenance and other expenses. Rent is expensed on a straight-line basis over the term of the lease. The difference between amounts paid and expensed is recorded as a deferred credit. The Company also rented office facilities during 2005 on a month-to-month basis. Rent expense was approximately $578,000 and $926,000 during 2005 and 2006, respectively. The Company also leases certain point-of-sale computer hardware and software pursuant to capital leases. Minimum annual future lease obligations at December 31, 2006 are as follows (in thousands):

	Operating	Capital
2007	$493	$63
2008	339	63
2009	137	62
2010	54	26
2011	36	-
	$1,059	214
Less: amount representing interest		27
Present value of future minimum lease payments		187
Current		50
		$137

From time to time, the Company is subject to various legal proceedings and claims that may arise in the ordinary course of business. Further, in the past, certain vendors have taken legal action against the Company as a result of untimely payment of invoices. In some cases, the courts have stipulated judgment requiring the Company to pay interest and comply with payment schedules. In addition, a former employee has brought suit against the Company with what management believes are unfounded claims. Management currently believes that resolution of such legal matters will not have a material adverse impact on the Company’s financial statements.

Note 8. Income Taxes

The Company has recorded no provision for income taxes due to net losses incurred. A valuation allowance has been recorded against deferred tax assets as it has not been determined that it is more likely than not that these deferred tax assets will be realized. As of December 31, 2006, the Company has net operating loss carryforwards of approximately $13 million and $6 million for federal and state income tax purposes, respectively, which expire beginning in 2024 (federal) and 2014 (state). As a result of ownership changes, the Company may be subject to annual limitations on the amount of net operating loss, which can be utilized in any tax year.

Deferred income taxes consist of the following at December 31 (in thousands):	2005	2006
Net operating loss carryforwards	$2,042	$4,689
Other	246	521
Total deferred tax assets	2,288	5,210
Less: valuation allowance	(2,288)	(5,210)
Deferred tax assets, net of valuation allowance.	$-	$-

The difference between the expected benefit computed using the statutory tax rate and the recorded benefit of zero is primarily due to the change in the valuation allowance. The change in the valuation allowance was approximately $2 million and $3 million in 2005 and 2006, respectively.

Note 9. Subsequent Events

On February 12, 2007, pursuant to an Agreement and Plan of Merger and Reorganization by and among the SP Holding Corporation, Organic Acquisition Corporation and Organic, Organic became a wholly owned operating subsidiary of SP Holding Corporation. Those persons holding shares of Organic capital stock, warrants and options to purchase shares of Organic capital stock, and certain promissory notes convertible into shares of Organic capital stock, received shares of SP Holding Corporation common stock, $.001 par value per share (“SP Holding Common Stock”) and warrants and options to purchase shares of SP Holding Common Stock.

Under the terms of the merger, each share of Organic common stock and Organic preferred stock (which included certain issued and outstanding convertible promissory notes on an “as converted” basis) outstanding immediately prior to the closing of the merger was converted into the right to receive 0.69781 shares of SP Holding Common Stock. Under the terms of the merger, each then convertible promissory note whose holder had not previously elected to convert to Organic common stock, became convertible for shares of SP Holding Common Stock, provided that (i) the face value of each such convertible note remained unchanged, (ii) each such convertible note became convertible for such number of shares of SP Holding Common Stock as was determined by multiplying the number of Organic shares underlying said convertible note by the Exchange Ratio, with the resulting product rounded down to the nearest whole number of shares, and (ii) the per share conversion price for each convertible note determined by dividing the conversion price per share for said convertible note by the Exchange Ratio, with the resulting quotient rounded down to the nearest whole cent.

Under the terms of the merger, each then outstanding option and warrant to purchase shares of Organic common stock, whether or not exercisable, was converted into an option or warrant to purchase shares of SP Holding Common Stock upon the same terms and conditions as the corresponding Organic options and warrants, provided that (i) each such Organic option and warrant related to such number of shares of SP Holding Common Stock as was determined by multiplying the number of shares of Organic common stock underlying such Organic option or warrant by the Exchange Ratio, with the resulting product rounded down to the nearest whole number of shares, and (ii) the per share exercise price for the newly-issued SP Holding Corporation options or warrants was determined by dividing the exercise price per share of such Organic options or warrants by the Exchange Ratio, with the resulting quotient rounded down to the nearest whole cent.

Consummation of the merger occurred concurrently with the completion of a private placement of 138 Units for an aggregate of approximately $6.9 million, issued by SP Holding Corporation. Each Unit is comprised of (i) 40,000 shares of SP Holding Common Stock, and (ii) a detachable five-year warrant to purchase 8,000 shares of SP Holding Common Stock, at an exercise price of $2.50 per share (the “SP Holding Warrants”). The purchase price per Unit was $50,000. At the closing of the private placement, SP Holding Corporation issued to investors an aggregate of 5,523,000 shares of SP Holding Common Stock and SP Holding Warrants to purchase 1,104,600 shares of SP Holding Common Stock.

Organic engaged Burnham Hill Partners, a division of Pali Capital, Inc., as the placement agent (the “Placement Agent”) in connection with the private placement. Pursuant to the terms of the engagement with the Placement Agent, the Placement Agent, or its registered assignees or designees, received a cash commission of 10% of the gross proceeds from the Units sold in the private placement. In addition, SP Holding Corporation issued to the Placement Agent or its registered assignees or designees, warrants to purchase up to 888,899 shares of SP Holding Common Stock (the “Placement Agent Warrants”).

The Placement Agent Warrants are exercisable at any time at a price equal to 110% of the price paid by the investors in the private placement, on a net-issuance or cashless basis. The Placement Agent Warrants will have registration rights similar to the registration rights afforded to the holders of SP Holding Warrants. The Placement Agent Warrants are fully vested and have a term of five years.

After the merger and private placement, former SP Holding Corporation stockholders own approximately 5% of the common stock of SP Holding Corporation, former Organic stockholders and convertible bridge note holders own approximately 70% of SP Holding Corporation, and the investors purchasing Units in the private placement own approximately 25% of SP Holding Corporation.

The issuance of SP Holding Common Stock to the Organic stockholders and the investors in the private placement is intended to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) thereof. As such, the SP Holding Common Stock received by the Organic stockholders pursuant to the merger and issued to the investors in the private placement may not be offered or sold in the United States unless they are registered under the Securities Act, or an exemption from the registration requirements of the Securities Act is available. No registration statement covering these securities has been filed with the SEC or with any state securities commission in respect of the merger or the private placement.

SP Holding Corporation has agreed to register for public re-sale the shares of SP Holding Common Stock underlying the Units and the shares of SP Holding Common Stock issuable to each investor and the Placement Agent pursuant to the exercise of the SP Holding Warrants and the Placement Agent Warrants. SP Holding Corporation may be required to pay a penalty to the investors in the private placement, with the maximum amount of the penalty capped at 24% of the amount raised pursuant to the private placement, if SP Holding Corporation fails to have a registration statement with respect to the shares of SP Holding Common Stock issued to the investors (including the shares underlying the SP Holding Warrants) pursuant to the private placement filed with the SEC within 90 days after the closing of the private placement or if SP Holding Corporation fails to have such registration statement declared effective with respect to the shares of SP Holding Common Stock issued to the investors (excluding, however, the shares underlying the SP Holding Warrants) within 150 days after the filing of such registration statement with the SEC.

SP Holding Corporation is currently authorized under its Amended and Restated Certificate of Incorporation to issue 500,000,000 shares of SP Holding Common Stock and 10,000,000 shares of SP Holding Preferred Stock. Prior to closing of the merger and private placement, there were 439,403 shares of SP Holding Common Stock issued and outstanding and 60 shares of preferred stock of SP Holding Corporation issued and outstanding. At the closing of the merger and private placement and after giving effect thereto, there were 19,595,671 shares of SP Holding Common Stock issued and outstanding and no shares of preferred stock of SP Holding Corporation issued and outstanding (the 60 shares of preferred stock of SP Holding Corporation issued and outstanding prior to the merger having automatically converted into 687,271 shares of SP Holding Common Stock upon closing of the merger).

From an accounting perspective, the merger transaction is considered a recapitalization of Organic accompanied by the issuance of securities by Organic for the net liabilities of SP Holding Corporation, as a result of SP Holding Corporation not having operations immediately prior to the merger. After the merger and private placement, former SP Holding Corporation stockholders own approximately 5% of SP Holding Corporation, and former Organic stockholders and convertible bridge note holders own approximately 70% of SP Holding Corporation. The board of directors and executive offices are comprised of former Organic directors and executive officers. In these circumstances, the merger transaction is accounted for as a capital transaction rather than as a business combination, because the transaction is equivalent to the issuance of securities by Organic for the assets and liabilities of SP Holding Corporation, accompanied by a recapitalization. The accounting is identical to that resulting from a reverse acquisition, except that no goodwill or other intangibles are recorded.

The following unaudited pro forma condensed consolidated balance sheet has been presented giving effect to the merger, the private placement and conversion of the bridge notes, including the write-off of related deferred debt issue costs and debt discount (in thousands):
	Organic Holding Company, Inc.	SP Holding Corporation	Private Placement	pro forma adjustments	pro forma
Cash	$865	$13	$6,150		$7,028
Other current assets	790	-	-		790
Total current assets	1,655	13	6,150		7,818
Property and equipment	2,148				2,148
Intangible and other assets	1,474	-	-	$(483)	991
	$5,277	$13	$6,150	$(483)	$10,957

Accounts payable	$1,389	$78			$1,467
Accrued liabilities and other	879				879
Notes payable, current	6,281	-		$(5,111)	1,170
Total current liabilities	8,549	78		(5,111)	3,516
Notes payable, net of current	592				592
Other liabilities	137	-		-	137
Total liabilities	9,278	78		(5,111)	4,245
Preferred, common and paid in capital	10,422	25,641	$6,15	(21,078)	21,135
Accumulated deficit	(14,423)	(25,706)	-	25,706	(14,423)
Total stockholders’ equity (deficit)	(4,001)	(65)	6,150	4,628	6,362
	$5,277	$13	$6,150	$(483)	$10,957

Effective January 1, 2007, the Company entered into an employment agreement with a three-year term with its founder and chief executive officer, pursuant to which, the executive officer will receive a base salary at an annual rate of $225,000, subject to annual increases as determined by the Company’s Board of Directors. The Company’s executive officer is also eligible for cash bonuses and other typical employment benefits. In addition, effective upon the closing of the merger, the executive officer received options to purchase shares of SP Holding Common Stock in an amount equal to 5% of the outstanding shares of SP Holding Common Stock as of the closing of the merger determined on a fully-diluted basis.  Options granted vest 25% after 12 months of employment, with the remainder vesting over the next 36 months, subject to accelerated vesting in the event of a “Change in Control,” as defined in the employment agreement, or in certain other circumstances, and are exercisable at any time at a price equal to 110% of the price paid by the investors in the private placement, on a net-issuance or cashless basis. Under certain departure circumstances, the Company’s executive officer could be eligible to receive payments of one year’s salary and benefits.

In March 2007, pursuant to terms of an asset purchase agreement, the Company acquired for cash of approximately $630,000, a $150,000 promissory note and 400,000 shares of its common stock, among other things, all inventory, furniture, fixtures, equipment, leasehold improvements, customer lists and other intangible assets used in connection with Jackrabbit, LLC, a Seattle-based catering business. Other than a facilities lease and equipment lease, no liabilities were assumed by the Company. Substantially all of the purchase price will be recorded as intangible assets.

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger and Reorganization, dated as of January 11, 2007 (1)

2.2	First Amendment to Agreement and Plan of Merger and Reorganization and Company Disclosure Schedule, dated as of February 12, 2007 (2)

3.1	Amended and Restated Certificate of Incorporation (3)

3.2	Amended and Restated Bylaws (4)

4.1	Specimen Stock Certificate for Shares of SP Holding Corporation Common Stock (2)

4.2	Form of SP Holding Corporation Warrant (2)

10.1	Placement Agent Agreement, dated December 18, 2006, by and between Organic Holding Company, Inc. and Burnham Hill Partners, a division of Pali Capital, Inc. (2)

10.2	Form of Subscription Agreement by and between SP Holding Corporation and the Investors (2)

10.3	Employment Agreement by and between Jason Brown and Organic Holding Company, Inc. (2)

10.4	Asset Purchase Agreement by and among Vinaigrettes LLC, Dan Karzen and Organic Holding Company, Inc. (2)

10.5	Asset Purchase Agreement by and between Organic Holding Company, Inc. and Briazz Inc. (2)

16.1	Letter from De Leon & Company, P.A. to the Securities and Exchange Commission, dated March 7, 2007 (5)

21.1	List of Subsidiaries (2)

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*	Filed herewith

(1)	Filed on February 7, 2007 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(2)	Filed on February 13, 2007 as an exhibit to our Current Report on Form 8-K dated February 13, 2006 and incorporated herein by reference.

(3)	Filed on December 13, 2003 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(4)	Filed on May 14, 2001 as an exhibit to our report on Form 10-QSB and incorporated herein by reference.

(5)	Filed on March 9, 2007 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.