Form 10QSB
period 2007-03-31
SP Holding CORP
filed 2007-05-16
CIK 1014343

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

or

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From              to

Commission File number 0-21061

SP HOLDING CORPORATION
(Exact name of small business issuer as specified in its charter)

Delaware	58-2044990
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3317 Third Avenue South, Seattle, Washington
(Address of principal executive offices)

(206) 838-4670
(Issuer’s telephone number)

 Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

The number of shares outstanding of registrant’s common stock, $0.001 par value at May 14, 2007, was 20,856,676 shares.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I. FINANCIAL INFORMATION (unaudited)

Item 1.	Financial Statements

SP Holding Corporation and its wholly-owned subsidiary, Organic To Go, Inc.
Condensed Consolidated Balance Sheets

(in thousands, except share amounts)
	December 31	March 31
	audited	unaudited
	2006	2007
Current assets
Cash and cash equivalents	$865	$2,784
Accounts receivable, net	365	575
Inventory	236	327
Prepaid expenses and other current assets	189	609
Total current assets	1,655	4,295
Property and equipment, net	2,148	2,397
Identifiable intangible assets, net	851	659
Goodwill	-	1,083
Deposits and other assets	623	188

Total assets	$5,277	$8,622

Current liabilities
Accounts payable	$1,389	$1,138
Accrued liabilities	829	1,032
Current portion of notes payable, net of discount	6,281	977
Current portion of capital lease obligations	50	55
Total current liabilities	8,549	3,202
Notes payable, net of current portion	592	1,040
Capital lease obligations, net of current portion	137	145
Total liabilities	9,278	4,387
Stockholders' equity (deficit)
Preferred Stock; $0.001 par value; 9,670,000 and 10,000,000 shares	8	-
authorized, 9,670,000 and no shares issued and outstanding
Common stock and additional paid-in capital; $0.001 par value;
15,100,000 and 500,000,000 shares authorized; 2,898,904 and
20,312,664 Exchange Ratio adjusted shares issued and outstanding	10,414	21,125
Accumulated deficit	(14,423)	(16,890)
Total stockholders' equity (deficit)	(4,001)	4,235

Total liabilities and stockholders' equity (deficit)	$5,277	$8,622

See accompanying notes to condensed consolidated financial statements.

SP Holding Corporation and its wholly-owned subsidiary, Organic To Go, Inc.
Condensed Consolidated Statements of Operations

(in thousands, except share amounts)

	Three months ended March 31
	audited	unaudited
	2006	2007

Sales	$2,110	$3,618

Cost of sales	1,063	1,842

Gross Profit	1,047	1,776

Operating expenses	2,061	3,462
Depreciation and amortization	170	434
Loss from operations	(1,184)	(2,120)

Interest income (expense), net	39	(347)

Loss before income taxes	(1,145)	(2,467)

Income taxes	-	-

Net loss	$(1,145)	$(2,467)

Net loss per share - basic and diluted	$(0.40)	$(0.21)

Weighted average shares outstanding	2,885	12,022

See accompanying notes to condensed consolidated financial statements.

SP Holding Corporation and its wholly-owned subsidiary, Organic To Go, Inc.
Condensed Consolidated Statement of Stockholders' Equity (Deficit)
(unaudited)
(in thousands, except share amounts)

						Total
	Series A, B & C Preferred Stock		Common Stock and Additional Paid-in Capital		Accumulated Equity	Stockholders' Equity
	Shares	Amount	Shares	Amount	(Deficit)	(Deficit)

Balance at December 31, 2006	5,652,836	$8	2,898,904	$10,414	$(14,423)	$(4,001)

Conversion of preferred stock into common stock	(5,652,836)	(8)	5,652,836	8		-

Conversion of bridge notes into common stock			4,629,340	4,225		4,225

SP Holding Corporation shares outstanding at merger			1,126,659	(15)		(15)

Issuance of common shares and warrants for cash			5,522,992	6,904		6,904

Stock issue costs				(902)		(902)

Issuance of common shares in connection
with acquisition of assets			400,000	472		472

Stock based compensation				19		19

Net loss for the three months ended March 31, 2007					(2,467)	(2,467)
Balance at March 31, 2007	-	$-	20,230,731	$21,125	$(16,890)	$4,235

See accompanying notes to condensed consolidated financial statements.

SP Holding Corporation and its wholly-owned subsidiary, Organic To Go, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three months ended March 31,
	2006	2007
Cash flows from operating activities:
Net loss	$(1,145)	$(2,467)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation and amortization expense	170	434
Amortization of debt issue costs and debt
discount included in interest expense	30	232
Changes in operating assets and liabilities:
Accounts receivable	(82)	(210)
Inventory	(93)	(91)
Prepaid expenses and other current assets	(54)	(420)
Accounts payable	(104)	(251)
Accrued liabilities	198	203
Other	(337)	(53)
Net cash used by operating activities	(1,417)	(2,623)
Cash flows from investing activities:
Purchases of property, equipment and other assets	(21)	(494)
Purchase of intangible assets	-	(580)
Net cash used by investing activities	(21)	(1,074)
Cash flows from financing activities:
Principal payments of notes payable	(12)	(347)
Payments of capital lease obligations	(12)	(39)
Proceeds from sale of preferred stock, net of issue costs	1,253	-
Redemption of common stock	(1)	-
Proceeds from sale of common stock, net of issue costs	-	6,002
Net cash provided by financing activities	1,228	5,616

Net increase in cash and cash equivalents	(210)	1,919

Cash and cash equivalents, beginning of period	250	865

Cash and cash equivalents, end of period	$40	$2,784

Supplemental disclosures of cash flow information:

Cash paid for interest	$46	$66

Cash paid for income taxes	$-	$-

See accompanying notes to condensed consolidated financial statements.

SP Holding Corporation and its wholly-owned subsidiary, Organic To Go, Inc.
Notes to condensed consolidated financial statements
March 31, 2007

Note 1. Description of Business and Summary of Significant Accounting Policies

Organization and business - SP Holding Corporation (“SP”) and its wholly-owned subsidiary Organic To Go, Inc. (“Organic”), which was acquired in a reverse merger on February 12, 2007 (together, the “Company”), provides convenient retail cafes and delivery and catering facilities, which prepare and serve “grab and go” lunch, dinner, and breakfast foods and beverages prepared using organic ingredients, whenever possible. The Company also distributes its products through select wholesale accounts. At March 31, 2007, the Company operates four stores in Washington and seven stores in California. In October 2006, the Company expanded its catering operations in the California area by acquiring the assets, of a catering operation headquartered in Los Angeles, California and in March 2007, the Company expanded ita catering operations by acquiring the assets of a catering operation located in Seattle, Washington.

Reverse merger with public shell company in February 2007 - Pursuant to terms of an Agreement and Plan of Merger and Reorganization by and among Organic and SP, on February 12, 2007, all outstanding shares of Organic common and preferred stock were exchanged for shares of SP common stock as determined by multiplying each such outstanding share of Organic stock by the exchange ratio of 0.69781 (the “Exchange Ratio”), and Organic convertible promissory bridge notes approximating $5.3 million automatically converted into SP common stock. As a result, among other things, Organic became a wholly-owned subsidiary of SP. Outstanding Organic options, warrants and purchase rights were converted into options, warrants and purchase rights for the purchase of shares of SP common stock in accordance with the Exchange Ratio. The closing of the merger was conditioned upon SP closing a private placement offering of a minimum of eighty units (the “Units”) at a purchase price of $50,000 per Unit for $4 million. Each Unit consists of (i) 40,000 shares of SP common stock, and (ii) a warrant to purchase 8,000 shares of SP common stock at an exercise price of $2.50 per share, exercisable for a period of five years from the date of issuance. Consummation of the merger occurred concurrently with completion of a private placement of 138 Units, for an aggregate of approximately $6.9 million. Prior to the merger, SP was a non-operating “public shell” company. The merged company operates under the name of Organic To Go, Inc.

From an accounting perspective, the merger transaction is considered as a recapitalization of Organic accompanied by an issuance of stock by Organic for the assets and liabilities of SP, as a result of SP not having operations immediately prior to the merger, and following the merger, Organic is the operating company. After the merger and private placement, former SP stockholders own approximately 5% of the common stock of the merged company, and former Organic stockholders and convertible bridge note holders own approximately 70% of the merged company, and new investors owns approximately 25% of the merged company. The board of directors and executive officers are comprised of Organic directors and executive officers. In these circumstances, the merger transaction is accounted for as a capital transaction rather than as a business combination, in that the transaction is equivalent to the issuance of stock by Organic for the assets and liabilities of SP, accompanied by a recapitalization. The accounting is identical to that resulting from a reverse acquisition, except that no goodwill or other intangible is recorded. All share and per share information presented and disclosed in these financial statements have been Exchange Ratio adjusted.

Basis of presentation and going concern - The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. Since inception, the Company has reported recurring losses and cash used by operating activities that could raise doubt about its ability to continue as a going concern.  Since inception, the Company has funded its operations and business development and growth through debt and equity financings.   In this regard, during 2006 the Company raised approximately $8.1 million pursuant to sales of debt and equity securities in connection with its private placement and subordinated debt offerings. Further, during the three months ended March 31, 2007, proceeds of approximately $6.9 million have been received from the sale of equity securities in connection with the merger and private placement, and approximately $5.3 million of notes payable have been converted into common shares.  While the Company plans to become profitable during the second half of 2007 company management intends to continue to be engaged in additional fund-raising activities to fund future capital expenditures, potential acquisitions of businesses, and provide additional working capital.  The Company anticipates having sufficient working capital in place for the next 12 months to continue operations. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should the Company not continue as a going concern.

Use of estimates in the preparation of financial statements - Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The more significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the depreciable lives of property and equipment, valuation of inventories, recoverability of long-lived assets, valuation of intangible assets and allocation of purchase price, valuation of equity related instruments issued, and valuation allowance for deferred income tax assets.

SP Holding Corporation and its wholly-owned subsidiary, Organic To Go, Inc.
Notes to condensed consolidated financial statements
March 31, 2007

Interim financial statements - The unaudited interim condensed consolidated financial statements and related notes are presented in accordance with the rules and regulations of the Securities and Exchange Commission with regard to interim financial information. Accordingly, the condensed consolidated financial statements do not include all of the information and notes to financial statements required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented have been included. Results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2007 or for any other future interim period. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited annual financial statements included in the Company’s December 31, 2006 Annual Report on Form 10-KSB.

Contingencies - Certain conditions may exist as of the date financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. Company management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company's legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein. If the assessment of a contingency indicates that it is probable that a liability has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company's financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable would be disclosed.

Concentrations - All of the Company’s operations are currently located in Washington and California, and as a result, is sensitive to negative occurrences in markets where the Company is located, and particularly susceptible to adverse trends and economic conditions including labor markets.  In addition, given geographic concentration, negative publicity regarding any of our operations in Washington or California could have a material adverse effect on our business and operations, as could other regional occurrences such as local strikes, earthquakes or other natural disasters.

Accounts receivable - The Company extends credit to some of its customers. Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of its customers’ financial condition. Management reviews accounts receivable on a regular basis on contracted terms and how recently payments have been received in order to determine estimates of amounts that could potentially be uncollectible. The Company includes an estimate of the amount that is more likely that not to be uncollectible in its allowance for doubtful accounts. Accounts uncollected are ultimately written off after all reasonable collection efforts have occurred.

Inventory - Inventory, which consists primarily of food, beverages and packaging products, is stated at the lower of cost or market. Cost is determined by the first-in, first-out method. In assessing the ultimate realization of inventories, Company management makes judgments as to future demand requirements compared to current inventory levels.

Identifiable intangible assets - In connection with the acquisition in October 2006 of certain assets of a catering business, the Company acquired certain identifiable intangible assets including customer-based intangibles and a covenant not to compete received from the sellers. This acquisition has been accounted for in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”). Amounts allocated to intangible assets were identified by management and have been valued on a number of factors based upon preliminary estimates. The estimate of useful lives of each intangible asset was based on an analysis by management of all pertinent factors, and selected an estimated useful life of two years for each identifiable intangible asset. Customer based intangible assets are amortized utilizing an accelerated method and non-compete intangible assets are amortized on a straight-line basis. At March 31, 2007, identifiable intangible assets were comprised of customer based of approximately $860,000, less accumulated amortization of $320,000, and non-compete of approximately $150,000, less accumulated amortization of approximately $31,000. Amortization expense for these intangible assets will approximate $675,000 in 2007 and $175,000 in 2008.

Goodwill - In March 2007, the Company acquired certain assets of a catering business, which has been accounted for in accordance with SFAS No. 141, and in connection therewith the Company has preliminarily recorded the excess of purchase price over the fair value of identifiable assets acquired as goodwill. Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”) provides that goodwill should not be amortized, but should rather be reviewed at least annually to assess recoverability. This statement requires that goodwill and long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net discounted cash flows expected to be generated by the asset or other valuation methods. If such assets are considered to be impaired, impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the asset’s fair value.

SP Holding Corporation and its wholly-owned subsidiary, Organic To Go, Inc.
Notes to condensed consolidated financial statements
March 31, 2007

In accordance with SFAS No. 142, the Company will test goodwill for impairment at on an annual basis. SFAS No. 142 requires a two-step goodwill impairment test whereby the first step, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill is considered not impaired, thus the second step of the goodwill impairment test used to quantify impairment is unnecessary. Company management has estimated that the fair values of the Company’s reporting units to which goodwill has been allocated exceed their carrying amounts.

Deferred debt issue costs - The Company capitalizes costs incurred in connection with borrowings. These costs are amortized as an adjustment to interest expense over the life of the borrowing.

Debt discount - The Company records the fair value of warrants issued with debt securities as a debt discount, which is amortized as an adjustment to interest expense over the life of the borrowing.

Revenue recognition - Revenues are recognized at the point of sale at retail locations or upon delivery of the product for delivery and wholesale transactions.

Cost of sales - Cost of sales includes the cost of food and paper products.

Income taxes - The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for expected future tax consequences of events that have been included in financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts expected to be realized. The Company continues to provide a full valuation allowance to reduce its net deferred tax asset to zero, inasmuch as Company management has not determined that realization of deferred tax assets is more likely than not. The provision for income taxes represents the tax payable for the period and change during the period in net deferred tax assets and liabilities.

Stock-based compensation - Prior to January 1, 2006, the Company accounted for employee stock option grants in accordance with APB No. 25, and adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, amended by SFAS No. 148 Accounting for Stock-Based Compensation - Transition and Disclosure.  In December 2004, the FASB released a revision to SFAS No. 123, Accounting for Stock-Based Compensation (“FAS 123R”). FAS 123R sets forth the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires instead that such transactions be accounted for using a fair-value-based method, which requires recording an expense over the requisite service period for the fair value of all options or warrants granted to employees and consultants. The Company adopted FAS 123R effective beginning January 1, 2006 using the modified prospective method.

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

Basic and diluted net loss per share - Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options, warrants or convertible promissory notes, or conversion of preferred stock shares. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. In connection with the merger with SP in February 2007, all shares of Organic preferred stock automatically converted into an equal number of Organic common shares and all Organic common shares automatically converted into SP common shares at the Exchange Ratio adjusted number of shares equal to .69781 SP common shares for every 1 Organic common share. All share and per share amounts have been Exchange Ratio adjusted. Computations of net loss per share for the three months ended March 31, 2006, exclude approximately 2,003,000 shares of common stock issuable upon conversion of convertible notes payable, and 4,119,000 shares issuable upon conversion of preferred stock and 185,000 shares issuable upon exercise of outstanding and issuable warrants, and 349,000 shares of common stock issuable upon exercise of outstanding stock options. Computations of net loss per share for the three months ended March 31, 2007, exclude approximately 766,000 shares issuable upon conversion of convertible notes payable, 5,270,000 shares issuable upon exercise of outstanding and issuable warrants and approximately 2,052,000 shares of common stock issuable upon exercise of outstanding stock options. These common stock equivalents could have the effect of decreasing diluted net income per share in future periods.

SP Holding Corporation and its wholly-owned subsidiary, Organic To Go, Inc.
Notes to condensed consolidated financial statements
March 31, 2007

For purposes of determining the weighted average number of common shares outstanding historical Organic shares outstanding have been multiplied by the Exchange Ratio, which results in a fewer number of shares outstanding that historical amounts.

Recent accounting pronouncements - In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on the recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN No. 48 will be effective for the Company beginning January 1, 2007. The Company is in the process of determining the effect, if any, that the adoption of FIN No. 48 will have on its results of operations or financial position.

In December 2006, the FASB issued FASB Staff Position No. EITF 00-19-2 “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”), which addresses an issuer’s accounting and disclosures relating to registration payment arrangements. In connection with issuance of Units in the Private Placement in February 2007, the Company has agreed to register the shares underlying the Units. In accordance with FSP EITF 00-19-2, the registration payment arrangements are accounted for as an instrument separate and apart from the related securities and will be accounted for in accordance with Statement of Financial Accounting Standards No. 5 “Accounting for Contingencies”, accruing a liability if payment is probable and the amount can be reasonably estimated.

Note 2. Notes payable

Notes payable consist of the following (in thousands)	December 31, 2006	March 31, 2007
Notes payable, interest at 6% to 8%, collateralized by vehicles & equipment	$323	$250
Convertible promissory note, interest at 8.25%, due September 2007, collateralized by substantially all assets	759	759
Promissory notes, interest at 7.75% per annum, due April 2010, collateralized by certain assets	418	418
Convertible promissory notes, interest at 8% per annum, due June 2007	5,275	-
Convertible promissory notes, interest at 8% per annum, due June 2008	525	525
Promissory note payable, interest at prime plus 1% per annum, due March 2009	-	150
Promissory note payable, interest at 9% per annum, due December 2006	275	-
Total notes payable	7,575	2,102
Less: unamortized original discount	(702)	(85)
Less: current portion of notes payable	(6.281)	(977)
Notes payable, net of current portion	$592	$1,040

The Company has a borrowing agreement with a vendor providing for borrowings up to $500,000, potentially increasing up to $1 million based on the occurrence of new location openings, which borrowing amount was limited pursuant to terms of the agreement to amounts borrowed as of March 31, 2006, which was approximately $759,000. The note payable requires monthly payments of interest at the prime rate plus 1% (9.25% at December 31, 2006 and March 31, 2007), with the principal due in September 2007, and is convertible at the note holder’s option into shares of the Company’s common stock at an Exchange Ratio adjusted conversion price of approximately $1.68 per share. If the note is not converted in full on or before the maturity date, the then outstanding principal balance and accrued interest shall automatically convert into a term note, which such note shall provide for thirty-six equal monthly payments and a final maturity date in September 2010. The note is collateralized by a pledge of Company assets.

SP Holding Corporation and its wholly-owned subsidiary, Organic To Go, Inc.
Notes to condensed consolidated financial statements
March 31, 2007

In connection with an asset purchase agreement in 2005, the Company issued promissory notes of approximately $600,000, which bear interest at 7.75% per annum payable quarterly, with principal due in April 2010, and are collateralized by a security interest in the acquired assets. In April 2006, pursuant to a repurchase agreement, the Company repurchased two of the notes having a total face value of approximately $182,000 for $130,000 cash and recorded the resultant gain on extinguishment of debt in other income.

During 2006, the Company received approximately $4.3 million through the issuance of approximately $3.8 million of convertible promissory notes bearing interest at 8% due June 2007 (the “Bridge Notes”) and $525,000 of convertible promissory notes bearing interest at 8% due June 2008 (the “2 year Bridge Notes”) and warrants to purchase shares of Company common stock (together with the notes, the “Bridge Securities”). The estimated fair value of the warrants of approximately $768,000 was recorded as an original issue discount to be amortized to interest expense on a straight-line basis over the 7-month term of the notes. Additionally, in 2006, the Company received approximately $1.6 million through the issuance convertible promissory notes bearing interest at 24%, approximately $1.5 million of which were converted at the holders’ option into bridge notes and the remaining notes were repaid. Warrants were issued in connection with the short-term loans, the fair value of which was expensed over the debt term prior to conversion. Bridge Notes of approximately $5.8 million were convertible at the note holders’ option, or in certain circumstances automatically, into shares of the Company’s common stock at an Exchange Ratio adjusted conversion price of approximately $1.68 per share. In February 2007, in connection with the closing of the merger with SP, the Bridge Notes of approximately $5.3 million were automatically converted into common stock.

During 2006, the Company borrowed $275,000 from one of the Company’s equity and bridge note investors pursuant to a promissory note payable of $275,000, bearing interest at 9% per annum, which was outstanding and due at December 31, 2006, and which was repaid in full during the three months ended March 31, 2007.

Future minimum principal payments on notes payable at March 31, 2007 are as follows (in thousands):

2007	$977
2008	706
2010	418
$2,102

Note 3. Reverse Merger with Public Shell Company, Private Placement and Stockholders’ Equity

Reverse merger - On February 12, 2007, pursuant to the Merger Agreement, Organic became a wholly owned operating subsidiary of SP. Those persons holding shares of Organic capital stock, warrants and options to purchase shares of Organic capital stock, and certain promissory notes convertible into shares of Organic capital stock, received shares of SP common stock, $.001 par value per share and warrants and options to purchase shares of SP common stock.

Under the terms of the merger, each share of Organic common stock and Organic preferred stock (which included certain issued and outstanding convertible promissory notes on an “as converted” basis) outstanding immediately prior to the closing of the merger was converted into the right to receive 0.69781 shares of SP common stock. Under the terms of the merger, each then convertible promissory note whose holder had not previously elected to convert to Organic common stock, became convertible for shares of SP common stock, provided that (i) the face value of each such convertible note remained unchanged, (ii) each such convertible note became convertible for such number of shares of SP common stock as was determined by multiplying the number of Organic shares underlying said convertible note by the Exchange Ratio, with the resulting product rounded down to the nearest whole number of shares, and (ii) the per share conversion price for each convertible note determined by dividing the conversion price per share for said convertible note by the Exchange Ratio, with the resulting quotient rounded down to the nearest whole cent.

Under the terms of the merger, each then outstanding option and warrant to purchase shares of Organic common stock, whether or not exercisable, was converted into an option or warrant to purchase shares of SP common stock upon the same terms and conditions as the corresponding Organic options and warrants, provided that (i) each such Organic option and warrant related to such number of shares of SP common stock as was determined by multiplying the number of shares of Organic common stock underlying such Organic option or warrant by the Exchange Ratio, with the resulting product rounded down to the nearest whole number of shares, and (ii) the per share exercise price for the newly-issued SP options or warrants was determined by dividing the exercise price per share of such Organic options or warrants by the Exchange Ratio, with the resulting quotient rounded down to the nearest whole cent.

SP Holding Corporation and its wholly-owned subsidiary, Organic To Go, Inc.
Notes to condensed consolidated financial statements
March 31, 2007

Private placement - Consummation of the merger occurred concurrently with the completion of a private placement of 138 Units for an aggregate of approximately $6.9 million, issued by SP. Each Unit is comprised of (i) 40,000 shares of SP common stock, and (ii) a detachable five-year warrant to purchase 8,000 shares of SP common stock, at an exercise price of $2.50 per share (the “SP Warrants”). The purchase price per Unit was $50,000. Pursuant thereto the Company issued to the Investors an aggregate of 5,522,992 shares of SP common stock and SP Warrants to purchase 1,104,598 shares of Company common stock.

Organic engaged Burnham Hill Partners, a division of Pali Capital, Inc., as the Placement Agent (the “Placement Agent”) in connection with the Private Placement. Pursuant to the terms of the engagement with the Placement Agent, the Placement Agent, or its registered assignees or designees, received a cash commission of 10% of the gross proceeds from the Units sold in the Private Placement. In addition, the Company issued to the Placement Agent or its registered assignees or designees, SP Warrants (the “Placement Agent Warrants”) to purchase up to 888,899 shares of SP common stock.

The Placement Agent Warrants are exercisable at any time at a price equal to 110% of the price paid by the investors in the private placement, on a net-issuance or cashless basis. The Placement Agent Warrants will have registration rights similar to the registration rights afforded to the holders of SP Warrants. The Placement Agent Warrants are fully vested and have a term of five years.

The issuance of SP common stock to the Organic stockholders and the investors is intended to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) thereof. As such, the SP common stock received by the Organic stockholders pursuant to the merger and issued to the investors pursuant to the Private Placement may not be offered or sold in the United States unless they are registered under the Securities Act, or an exemption from the registration requirements of the Securities Act is available. In April 2007, the Company filed a registration statement covering these securities with the Securities and Exchange Commission, which such registration statement was declared effective in May 2007.

Pursuant to the Subscription Agreements, the Company agreed to register for public re-sale the shares of its common stock underlying the Units and the shares of its common stock issuable to each investor and the Placement Agent pursuant to the exercise of the SP Warrants and the Placement Agent Warrants. The Company may be required to pay a penalty to the investors, with the maximum amount of the penalty capped at 24% of the amount raised pursuant to the Private Placement, if it fails to have a registration statement with respect to the shares of common stock issued to the investors (including the shares underlying the SP Warrants) pursuant to the private placement filed with the Securities and Exchange Commission within 90 days after the closing of the private placement or if it fails to have such registration statement declared effective with respect to the shares of common stock issued to the investors (excluding, however, the shares underlying the SP Warrants) within 150 days after the filing of such registration statement with the Securities and Exchange Commission.

Authorized shares - SP is currently authorized under its Amended and Restated Certificate of Incorporation to issue 500,000,000 shares of its common stock and 10,000,000 shares of its preferred stock. Prior to closing of the merger and private placement, there were 439,403 shares of SP common stock issued and outstanding and 60 shares of SP preferred stock issued and outstanding. At the closing of the merger and private placement and after giving effect thereto, there were 19,595,671 shares of SP common stock issued and outstanding and no shares of preferred stock issued and outstanding (the 60 shares of SP preferred stock issued and outstanding prior to the merger having automatically converted into 687,271 shares of SP common stock upon closing of the merger).

Warrants - As of March 31, 2007, in conjunction with various financing related agreements, including issuances of debt and equity securities, the Company issued warrants for a term of approximately 5 years to purchase shares of the Company’s common stock at exercise prices ranging from $1.17 to $1.38 per share for approximately 4,165,000 shares and at $2.50 per share for approximately 1,105,000 shares. No warrants have been exercised.

Stock options - During the three months ended March 31, 2006, the Company granted to certain officers and directors approximately 349,000 options to purchase Company common stock for a period of 10 years from grant with an exercise price of $0.17 per share. During the three months ended March 31, 2007, the Company granted to its Chief Executive Officer and certain Company employees approximately 1.4 million options to purchase Company common stock for a period of 10 years from grant with exercise prices of $1.38 for 1,246,674 shares and $3.60 per share for 150,000 shares. The Company determines the fair value of options granted using the Black-Scholes option-pricing model. The determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by the stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, among others, the expected life of the award, expected stock price volatility over the term of the award and actual and projected exercise behaviors. Although the fair value of stock-based awards is determined in accordance with SFAS 123R and SAB 107, the Black-Scholes option pricing model requires the input of highly subjective assumptions, and other reasonable assumptions could provide differing results. The weighted average fair value of stock options granted in during the three months ended March 31, 2006 and 2007 was approximately $0.09 and $0.50 per share, respectively, determined using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 50% (based on the volatilities of common stock of comparable public companies); risk-free interest rates of approximately 5%, and estimated lives of 5 years.

SP Holding Corporation and its wholly-owned subsidiary, Organic To Go, Inc.
Notes to condensed consolidated financial statements
March 31, 2007

Compensation expense recognized for stock options approximated $2,000 and $19,000 for the three months ended March 31, 2006 and 2007, respectively. As of March 31, 2007, there was approximately $744,000 of unrecognized compensation cost related to unvested stock options granted, which is expected to be recognized as expense over a period of approximately 3 years. The intrinsic value of stock options outstanding and exercisable at March 31, 2007 is based on the close/last price for the Company’s common stock as reported by OTCBB of $3.25 on that date, and is calculated by aggregating the difference between $3.25 and the exercise price of vested and unvested stock options which have an exercise price less than $3.25. The following summarizes activity for stock options:

	Outstanding	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value (in thousands)
Balance at December 31, 2006	655,545	$0.54	9.4	$585
Granted	1,396,674	$1.62	10.0
Exercised	-
Expired/Cancelled	-	-
Balance at March 31, 2007	2,052,219	$1.27	9.4	4,055

Exercisable at March 31, 2007	230,978	$0.46	9.1	$644

Additional information regarding stock options outstanding as of March 31, 2007, is as follows:

Exercise prices	Shares	Weighted average remaining life
$ 0.17	349,254	9.0 years
0.34	132,584	9.3 years
1.38	1,246,674	9.9 years
1.43	173,707	9.6 years
3.60	150,000	9.9 years
Total	2,052,219	9.7 years

Note 4. Asset purchase agreements

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
$1,042

In March 2007, pursuant to terms of an asset purchase agreement, the Company acquired for cash of approximately $612,000, a $150,000 promissory note and 400,000 shares of its common stock, among other things, all inventory, furniture, fixtures, equipment, leasehold improvements, customer lists and other intangible assets used in connection with Jackrabbit, LLC, a Seattle-based catering business. Other than a facilities lease and equipment lease, no liabilities were assumed by the Company. The total purchase price approximates $1.2 million, and because information known to exist as it pertains to estimates of fair values of intangible assets, has been preliminarily allocated to assets acquired based on relative estimated fair values, which resulted in the majority being allocated to goodwill, and which is summarized as follows (in thousands):

SP Holding Corporation and its wholly-owned subsidiary, Organic To Go, Inc.
Notes to condensed consolidated financial statements
March 31, 2007

Inventory	$32
Furniture, fixtures, equipment and vehicles	160
Goodwill	1,084
Liabilities assumed	(42)
$1,234

Operating results for the acquired businesses are included in the Company’s operating results from the dates of acquisitions. The following supplemental pro forma information has been presented on the basis as if the asset acquisitions of the catering businesses had occurred at the beginning of the periods presented (in thousands):
	Three months ended March 31,
	2006	2007
Sales	$3,021	$3,977
Net loss	$(1,389)	$(2,469)
Net loss per share	$(0.42)	$(0.20)

Note 5. Commitments and contingencies

The Company leases its cafes, central kitchens and office facilities under non-cancelable operating leases, some with renewal options. Rents are fixed base amounts, some with escalating rents and some with contingent rentals based on sales. Lease provisions also require additional payments for maintenance and other expenses. Rent is expensed on a straight-line basis over the term of the lease. The difference between amounts paid and expensed is recorded as a deferred credit. The Company also leases certain point-of-sale computer hardware and software pursuant to capital leases. Subsequent to December 31, 2006, the Company has entered into two new leases, one for the former Jackrabbit central kitchen facility in Seattle, which provides for minimum future lease payments over its five year term of approximately $602,000, and the other for a new store lease in Seattle, which provides for minimum future lease payments over its five year term of approximately $209,000.

From time to time, the Company is subject to various legal proceedings and claims that may arise in the ordinary course of business. Further, in the past, certain vendors have taken legal action against the Company as a result of untimely payment of invoices. In some cases, the courts have stipulated judgment requiring the Company to pay interest and comply with payment schedules. In addition, a former employee has brought suit against the Company with what Company management believes are unfounded claims. Company management currently believes that resolution of such legal matters will not have a material adverse impact on the Company’s financial statements.

Effective January 1, 2007, the Company entered into an employment agreement with a three-year term with its founder and chief executive officer, pursuant to which, the executive officer shall receive a base salary at an annual rate of $225,000, subject to annual increases as determined by the Company’s Board of Directors, is also eligible for cash bonuses, and other typical employment benefits. In addition, effective upon the closing of the merger, the executive officer received 1,246,674 options to purchase shares of SP Common Stock at an exercise price of $1.38 per share, with a term of 10 years from grant.  Options granted vest 25% after 12 months of employment, with the remainder vesting over the next 36 months, subject to accelerated vesting in the event of a Change in Control, as defined, or in certain other circumstances. Under certain departure circumstances, the executive could be eligible to receive payments of one year’s salary and benefits.

Item 2.	Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis of the results of operations and financial condition should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-QSB. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

Overview

Organization and Business

Organic Holding Company, Inc., d/b/a Organic To Go, whose name was changed to Organic To Go, Inc. effective February 27, 2007, was incorporated in the state of Delaware in February 2004. We provide convenient cafés which prepare and serve “grab and go” lunch, dinner, and breakfast foods and beverages prepared using organic ingredients, whenever possible. We also distribute our products through delivery, catering and select wholesale accounts. At March 31, 2007, we operated five stores in Washington and seven stores in California, with central kitchens in each market. In October 2006, we expanded our catering operations in the California area by acquiring the assets of a catering operation headquartered in Los Angeles, California, and in March 2007, we expanded our catering operations by acquiring the assets of a catering operation located in Seattle, Washington.

Reverse Merger with Public Shell Company in February 2007

Pursuant to terms of an Agreement and Plan of Merger and Reorganization by and among the SP Holding Corporation, Organic Acquisition Corporation and Organic Holding Company, Inc. on February 12, 2007, all of the outstanding shares of common and preferred stock of Organic Holding Company, Inc. were exchanged for shares of SP Holding Corporation common stock as determined by multiplying each such outstanding share of Organic Holding Company, Inc. stock by an exchange ratio of 0.69781 (the “Exchange Ratio”). In addition, convertible promissory bridge notes of Organic Holding Company, Inc. approximating $5.3 million automatically converted into SP Holding Corporation common stock. As a result, among other things, Organic Holding Company, Inc. became a wholly owned subsidiary of SP Holding Corporation. Outstanding options, warrants and purchase rights of Organic Holding Company, Inc. were converted into options, warrants and purchase rights to purchase shares of SP Holding Corporation common stock in accordance with the Exchange Ratio. The closing of the merger was conditioned upon the closing a private placement offering of a minimum of eighty units at a purchase price of $50,000 per unit for $4 million, with the option to offer additional units. Each unit consists of (i) 40,000 shares of SP Holding Corporation common stock, and (ii) a warrant to purchase 8,000 shares of SP Holding Corporation common stock. Each warrant entitles the holder thereof to purchase shares of SP Holding Corporation common stock at an exercise price of $2.50 per share and is exercisable for a period of five years from the date of issuance. The consummation of the merger occurred concurrently with the completion of a private placement of 138 units, for an aggregate of approximately $6.9 million. Prior to the merger, SP Holding Corporation was a non-operating “public shell” company.

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

Basis of Presentation and Liquidity

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate our continuation as a going concern. We have reported recurring losses and cash used by operating activities, and at December 31, 2006 had a net working capital deficiency and stockholders’ deficit that could raise doubt about our ability to continue as a going concern. Since our inception, we have funded operations and business development and growth through debt and equity financings. In this regard, during 2006, we raised approximately $8.1 million pursuant to sales of debt and equity securities in connection with our private placement and subordinated debt offerings. Further, during the three months ended March 31, 2007, proceeds of approximately $6.9 million were received from the sale of equity securities in connection with the merger and private placement, and approximately $5.3 million of notes payable has been converted into shares of common stock. While we plan to become profitable during the second half of 2007, our management intends to continue to be engaged in additional fund-raising activities to fund future capital expenditures, potential acquisitions of businesses and provide additional working capital. We anticipate having sufficient working capital in place for the next 12 months to continue operations. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should we not continue as a going concern.

Critical Accounting Policies and Estimates

Management's discussion and analysis of financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported net sales and expenses during the reporting periods. On an ongoing basis, estimates and assumptions are evaluated. Estimates are based on historical experience and on various other factors believed reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A summary of significant accounting policies is presented in Note 1 to our financial statements included elsewhere in this Quarterly Report on Form 10-QSB. The following accounting policies are considered the more critical to aid in understanding and evaluating our results of operations and financial condition.

Use of Estimates

In preparing the financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting years. Actual results could differ from those estimates. The more significant accounting estimates inherent in the preparation of our financial statements include estimates as to the depreciable lives of property and equipment, recoverability of long-lived assets, valuation of inventories, valuation of equity related instruments issued, and valuation allowance for deferred income tax assets.

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

Intangible Assets

In connection with the acquisition in October 2006 of certain assets of a catering business, we acquired certain identifiable intangible assets including customer-based intangibles and a covenant not to compete received from the sellers. This acquisition has been accounted for in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”). Amounts allocated to intangible assets were identified by management and have been valued on a number of factors based upon preliminary estimates. The estimate of useful lives of each intangible asset was based on an analysis by management of all pertinent factors, and selected an estimated useful life of two years for each identifiable intangible asset.

In March 2007, we acquired certain assets of a catering business, which has been accounted for in accordance with SFAS No. 141, and in connection therewith we have preliminarily recorded the excess of purchase price over the fair value of identifiable assets acquired as goodwill. Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (SFAS No. 142”) provides that goodwill should not be amortized, but should rather be reviewed at least annually to assess recoverability. This statement requires that goodwill and long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net discounted cash flows expected to be generated by the asset or other valuation methods. If such assets are considered to be impaired, impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the asset’s fair value.

In accordance with SFAS No. 142, we will test goodwill for impairment at on an annual basis. SFAS No. 142 requires a two-step goodwill impairment test whereby the first step, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill is considered not impaired, thus the second step of the goodwill impairment test used to quantify impairment is unnecessary. Our management has estimated that the fair values of our reporting units to which goodwill has been allocated exceed their carrying amounts.

Revenue Recognition

Revenues are recognized at the point of sale at retail locations or upon delivery of products for delivery and wholesale transactions.

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

Results of Operations

Sales for the three months ended March 31, 2007 increased approximately 71%, to $3.6 million, as compared with $2.1 million for the comparative prior year period, and increased approximately 23% as compared to $2.9 million for the immediately preceding three months ended December 31, 2006. On a pro forma basis, giving effect to the acquisition of two catering businesses in October 2006 and March 2007, sales for the three months ended March 31, 2007 increased approximately 20% as compared to pro forma sales of approximately $3.0 million for the three months ended March 31, 2006. Retail sales were $1.6 million during the three months ended March 31, 2007, an increase of 20% over $1.3 million during the comparative prior year period. Retail sales comprised 44% of total sales in the 2007 period as compared with 63% in the comparative prior year period. Delivery/Catering sales were $1.4 million during the three months ended March 31, 2007, an increase of $778,000 over the $580,000 for the comparative prior year period. Delivery/Catering sales comprised 38% of total sales in the 2007 period as compared with 28% for the comparative prior year period, most of the increase being attributable to acquisitions of two catering businesses, one in October 2006 and another in March 2007. Wholesale sales were $671,000 during the three months ended March 31, 2007, an increase of $468,000 over $203,000 during the comparative prior year period. Wholesale sales comprised 19% of total sales in the 2007 period as compared with 10% in 2006. The increases in retail and wholesale were due to increased business volume. The increase in Delivery/Catering sales was primarily attributable to increased sales resulting from the acquisition of the business of Vinaigrettes LLC.

Cost of Sales

Cost of sales includes the cost of food and paper products. Cost of sales for the three months ended March 31, 2007 increased approximately 73%, to $1.8 million, as compared with $1.1 million for the comparative prior year period, and increased approximately 18% as compared to $1.6 million for the immediately preceding three months ended December 31, 2006. Cost of sales for the three months ended March 31, 2007 approximated 51% as a percent of sales as compared with 50% during the comparative prior year period and as compared to 53% for the immediately preceding three months ended December 31, 2006.

Gross Profit

Gross profit increased approximately 80%, to $1.8 million for the three months ended March 31, 2007 as compared with $1.0 million for the three months ended March 31, 2006, and increased 28% as compared with $1.4 million for the three months ended December 31, 2006. Gross profit for the three months ended March 31, 2007 approximated 49% as a percent of sales as compared with 50% during the comparative prior year period and as compared to 47% for the immediately preceding three months ended December 31, 2006. On a pro forma basis, giving effect to the acquisition of two catering businesses in October 2006 and March 2007, gross profit for the three months ended March 31, 2007 increased approximately 13% as compared to pro forma gross profit of approximately $1.6 million for the three months ended March 31, 2006.

Operating Expenses

Operating expenses for the three months ended March 31, 2007 increased approximately 67%, to $3.5 million, as compared with $2.1 million for the three months ended March 31, 2006, and decreased 8% as compared with $3.8 million for the three months ended December 31, 2006. Operating expenses are comprised primarily of labor, and, to a lesser extent, occupancy and utilities, and selling, general and administrative expenses. Operating expenses increased during the three months ended March 31, 2007, as compared with the three months ended March 31, 2006, primarily due to increased labor and related costs as a result of continued growth since the prior year, including the acquisitions of two catering businesses, and preparing for future growth. On a pro forma basis, giving effect to the acquisition of two catering businesses in October 2006 and March 2007,operating expenses for the three months ended March 31, 2007 increased approximately 35% as compared to pro forma operating expenses of approximately $2.6 million for the three months ended March 31, 2006.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended March 31, 2007 increased to $434,000, as compared with $170,000 for the three months ended March 31, 2006, due primarily to $211,000 amortization of identifiable intangible assets acquired in the catering business acquisition in October 2006, and to having more assets in service. Depreciation and amortization for the three months ended March 31, 2007 approximated 12% as a percent of sales as compared with 8% during the comparative prior year period 2006.

Loss from Operations

Loss from operations for the three months ended March 31, 2007, increased to approximately $2.1 million as compared with $1.2 million for the three months ended March 31, 2006, and decreased 29% as compared with $3.0 million for the three months ended December 31, 2006. The increase in loss from operations is the result of the increase in gross profit of $729,000 being offset by the $1.4 million increase in operating expenses and a $264,000 increase in depreciation and amortization.

Interest Expense, Net

Interest expense, net for the three months ended March 31, 2007, increased to approximately $347,000. The increase was primarily due to increased borrowings and related amortization of debt discount and debt issue costs, which resulted in non-cash interest expense of approximately $232,000 during the three months ended March 31, 2007.

Net Loss

Net loss for the three months ended March 31, 2007, increased to approximately $2.5 million as compared with $1.1 million for the three months ended March 31, 2006, and decreased 24% as compared with $3.3 million for the three months ended December 31, 2006.

Liquidity and Capital Resources

Since our inception, we have funded operations through financing activities consisting primarily of private placements of debt and equity securities. Our management intends to raise additional debt and equity financing to fund future expansion and capital expenditures, operations and to provide additional working capital, and in this regard, during 2006, we have raised approximately $8.1 million pursuant to sales of debt and equity securities in connection with our 2006 private placement and subordinated debt offerings. Further, during the three months ended March 31, 2007, we received aggregate proceeds of approximately $6.9 million from the sale of equity securities in connection with the merger and private placement, and $5.3 million of notes payable have been converted into shares of our common stock. We continue to be engaged in additional fund-raising activities. While we plan to become profitable during the second half of 2007, our management intends to continue to be engaged in additional fund-raising activities to fund future capital expenditures, potential acquisitions of businesses and provide additional working capital. We anticipate having sufficient working capital in place for the next 12 months to continue operations. There is no assurance that such financing will be obtained in sufficient amounts necessary to meet our needs. In light of these matters, continuation as a going concern is dependent upon our ability to meet our financing requirements, raise additional capital, and the success of our future operations or completion of a successful business combination.

Net cash used by operating activities was approximately $2.6 million in the three months ended March 31, 2007 and $1.4 million in the three months ended March 31, 2006. The $1.2 million increase in cash used by operating activities was due primarily to the $856,000 increase in net loss as adjusted for depreciation and amortization expense, along with the increase in accounts receivable, inventory and other current assets of approximately $492,000 (an increase of $721,000 in the 2007 period as compared with a decrease of $229,000 in the comparative period of 2006).

Net cash used in investing activities was approximately $1.1 million and $21,000 for the three months ended March 31, 2007 and 2006, respectively. Uses of cash flow for investing activities in 2007 primarily relate to the acquisition of intangible assets and kitchen equipment in connection with the acquisition of a catering business in March 2007, and capital expenditures associated with business expansion for the acquisition of store and kitchen fixtures, equipment and leasehold improvements.

Net cash provided by financing activities was approximately $5.6 million and $1.2 million for the three months ended March 31, 2007 and 2006, respectively. The increase of net cash provided in 2007 was due to an increase in proceeds, net of issuance costs, from the issuance of common stock in the February 2007 private placement.

Recent Accounting Pronouncements

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

Notes payable consist primarily of convertible notes payable resulting from debt financing from independent third parties for working capital purposes, and of other notes payable collateralized by vehicles and certain other assets.

Capital lease obligations consist of leases for certain office equipment under non-cancelable lease agreements.

Operating lease amounts include leases for store, kitchen and office facilities under various non-cancelable operating lease agreements that expire at various dates through years 2011, with options to renew certain of the leases. Most leases are on a fixed repayment basis, with two containing provisions for contingent rentals.

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

Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short and long-term obligations, all of which have fixed interest rates. Thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. At March 31, 2006, we had approximately $2.8 million in cash and cash equivalents. A hypothetical 10% increase or decrease in interest rates would not have a material impact on our results of operations, or the fair market value or cash flows of these instruments.

Item 3.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in the rules and regulations of the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

(b) Changes in Internal Control Over Financial Reporting.

During the fiscal quarter ended March 31, 2007, there were no changes to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On March 9, 2007, in connection with our acquisition of substantially all of the assets of Jackrabbit, LLC, we issued 400,000 shares of common stock to Jackrabbit, LLC.  We issued the foregoing securities in reliance on Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

Item 6.	Exhibits

(a) Exhibits.

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SP HOLDING CORPORATION

Dated: May 15, 2007
/s/ Paul Campbell
Chief Financial Officer
(Principal Financial and Accounting Officer)