Form 10QSB
period 2007-06-30
Organic To Go Food CORP
filed 2007-08-14
CIK 1014343

United States

Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended June 30, 2007

or

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the Transition Period From              to

Commission File number 0-21061

ORGANIC TO GO FOOD CORPORATION
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

The number of shares outstanding of registrant’s common stock, $0.001 par value at August 10, 2007 was 24,208,676 shares.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I. FINANCIAL INFORMATION (unaudited)

Item 1.	Financial Statements

Organic To Go Food Corporation and its wholly-owned subsidiary, Organic To Go, Inc.
Condensed Consolidated Balance Sheets

(in thousands, except share amounts)
	December 31	June 30
	audited	unaudited
	2006	2007
Current assets
Cash and cash equivalents	$865	$6,410
Accounts receivable, net	365	674
Inventory	236	322
Prepaid expenses and other current assets	189	418
Total current assets	1,655	7,824
Property and equipment, net	2,148	3,256
Identifiable intangible assets, net	851	1,544
Goodwill	-	-
Deposits and other assets	623	173

Total assets	$5,277	$12,797

Current liabilities
Accounts payable	$1,389	$1,762
Accrued liabilities	829	475
Current portion of notes payable, net of discount	6,281	1,474
Current portion of capital lease obligations	50	93
Total current liabilities	8,549	3,804
Notes payable, net of current portion	592	1,050
Capital lease obligations, net of current portion	137	264
Total liabilities	9,278	5,118
Stockholders' equity (deficit)
Preferred Stock; $0.001 par value; 9,670,000 and 10,000,000 shares	8	-
authorized, 9,670,000 and no shares issued and outstanding
Common stock and additional paid-in capital; $0.001 par value;
15,100,000 and 500,000,000 shares authorized; 3,454,910 and
24,208,676 Exchange Ratio adjusted shares issued and outstanding	10,414	27,222
Accumulated deficit	(14,423)	(19,543)
Total stockholders' equity (deficit)	(4,001)	7,679

Total liabilities and stockholders' equity (deficit)	$5,277	$12,797

See accompanying notes to condensed consolidated financial statements.

Organic To Go Food Corporation and its wholly-owned subsidiary, Organic To Go, Inc.
Condensed Consolidated Statements of Operations

(in thousands, except share amounts)

	Three months ended June 30		Six months ended June 30
	unaudited	unaudited	unaudited	unaudited
	2006	2007	2006	2007

Sales	$2,347	$3,854	$4,457	$7,472

Cost of sales	1,155	1,799	2,218	3,641

Gross Profit	1,192	2,055	2,239	3,831

Operating expenses	2,244	3,915	4,305	7,384
Depreciation and amortization	170	704	340	1,138
Loss from operations	(1,222)	(2,564)	(2,406)	(4,691)

Interest income (expense), net	(54)	(68)	(15)	(415)
Other income (expense), net		(14)		(14)
Loss before income taxes	(1,276)	(2,646)	(2,421)	(5,120)

Income taxes	-	-

Net loss	$(1,276)	$(2,646)	$(2,421)	$(5,120)

Net loss per share - basic and diluted	$(0.45)	$(0.13)	$(0.84)	$(0.32)

Weighted average shares outstanding	2,852	20,683	2,869	15,788

See accompanying notes to condensed consolidated financial statements.

Organic To Go Food Corporation and its wholly-owned subsidiary, Organic To Go, Inc.
Condensed Consolidated Statement of Stockholders' Equity (Deficit)
(unaudited)
(in thousands, except share amounts)

						Total
	Series A, B & C Preferred Stock		Common Stock and Additional Paid-in Capital		Accumulated Equity	Stockholders' Equity
	Shares	Amount	Shares	Amount	(Deficit)	(Deficit)

Balance at December 31, 2006	5,652,836	$8	2,898,904	$10,414	$(14,423)	$(4,001)

Conversion of preferred stock into common stock	(5,652,836)	(8)	5,734,769	8		-

Conversion of bridge notes into common stock			4,629,340	4,225		4,225

SP Holding Corporation shares outstanding at merger			1,126,659	(15)		(15)

Issuance of common shares and warrants for cash			8,872,992	13,428		13,428

Stock issue costs				(1,406)		(1,406)

Warrants exercised			546,012
Stock issued in connection with acquisition of assets			400,000	472		472

Stock based compensation				96		96

Net loss for the six months ended June 30, 2007					(5,120)	(5,120)
Balance at June 30, 2007	-	$-	24,208,676	$27,222	$(19,543)	$7,679

See accompanying notes to condensed consolidated financial statements.

Organic To Go Food Corporation and its wholly-owned subsidiary, Organic To Go, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six months ended June 30
	2006	2007

Cash flows from operating activities:
Net loss	$(2,421)	$(5,120)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation and amortization expense	340	1,138
Amortization of debt issue costs and debt
discount included in interest expense	62	232
Changes in operating assets and liabilities:
Accounts receivable	(136)	(309)
Inventory	(212)	(53)
Prepaid expenses and other current assets	(84)	(230)
Accounts payable	46	45
Accrued liabilities	84	(354)
Other	(115)	(26)
Net cash used by operating activities	(2,436)	(4,677)
Cash flows from investing activities:
Purchases of property, equipment and other assets	(63)	(1,030)
Purchase of intangible assets	-	(837)
Net cash used by investing activities	(64)	(1,867)
Cash flows from financing activities:
Principal payments of notes payable	(64)	(397)
Payments of capital lease obligations	(12)	(38)
Proceeds from issuance of notes payable, net	-	500
Proceeds from sale of preferred stock, net of issue costs	2,633	-
Redemption of common stock	(1)	12,025
Proceeds from sale of common stock, net of issue costs	-	-
Net cash provided by financing activities	2,556	12,090

Net increase in cash and cash equivalents	57	5,545

Cash and cash equivalents, beginning of period	250	865

Cash and cash equivalents, end of period	$307	$6,410

Supplemental disclosures of cash flow information:

Cash paid for interest	$100	$340

Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:

	Equipment purchased through acquisition	Capital leases	Assets purchased through issuance of common stock	Conversion of debt into common stock	Conversion of preferred stock into common stock
2006	-	-	-	-	-
2007	$160,000	$227,000	$400,000	$4,600,000	$5,700,000

See accompanying notes to condensed consolidated financial statements.

Organic To Go Food Corporation and its wholly-owned subsidiary, Organic To Go, Inc.
Notes to condensed consolidated financial statements
June 30, 2007

Note 1. Description of Business and Summary of Significant Accounting Policies

Organization and business - SP Holding Corporation (“SP”) and its wholly-owned subsidiary Organic To Go, Inc. (“Organic”), which was acquired in a reverse merger on February 12, 2007, provides convenient retail cafes and delivery and catering facilities, which prepare and serve “grab and go” lunch, dinner, and breakfast foods and beverages prepared using organic ingredients, whenever possible. The company also distributes its products through select wholesale accounts. In October 2006, Organic expanded its catering operations in the California area by acquiring the assets of a catering operation headquartered in Los Angeles, California, and in March 2007, it expanded its catering operations by acquiring the assets of a catering operation located in Seattle, Washington. In May 2007, SP changed its name to Organic To Go Food Corporation (“the Company”). At June 30, 2007, the Company operates five stores in Washington and eight stores in California.

Reverse merger with public shell company in February 2007 - Pursuant to the terms of an Agreement and Plan of Merger and Reorganization by and among Organic and SP, on February 12, 2007, all of the outstanding shares of Organic common and preferred stock were exchanged for shares of SP common stock as determined by multiplying each such outstanding share of Organic stock by the exchange ratio of 0.69781 (the “Exchange Ratio”). In connection with the merger, Organic convertible promissory bridge notes approximating $5.3 million automatically converted into SP common stock. As a result, among other things, Organic became a wholly-owned subsidiary of SP. Outstanding Organic options, warrants and purchase rights were converted into options, warrants and purchase rights to purchase of shares of SP common stock in accordance with the Exchange Ratio. The closing of the merger was conditioned upon SP closing a private placement offering of a minimum of eighty units (the “Units”) at a purchase price of $50,000 per Unit for $4 million. Each Unit consists of (i) 40,000 shares of SP common stock and (ii) a warrant to purchase 8,000 shares of SP common stock at an exercise price of $2.50 per share, exercisable for a period of five years from the date of issuance. Consummation of the merger occurred concurrently with completion of a private placement of 138 Units, for an aggregate of approximately $6.9 million. Prior to the merger, SP was a non-operating “public shell” company. The merged company operates under the name of Organic To Go, Inc.

From an accounting perspective, the merger transaction is considered a recapitalization of Organic accompanied by the issuance of stock by Organic for the assets and liabilities of SP, as a result of SP not having operations immediately prior to the merger, and following the merger, SP becoming an operating company. After the merger and private placement, former SP stockholders own approximately 5% of the common stock of the merged company, former Organic stockholders and convertible bridge note holders own approximately 70% of the merged company, and new investors owns approximately 25% of the merged company. The board of directors and executive officers are comprised of Organic directors and executive officers. In these circumstances, the merger transaction is accounted for as a capital transaction rather than as a business combination, in that the transaction is equivalent to the issuance of stock by Organic for the assets and liabilities of SP, accompanied by a recapitalization. The accounting is identical to that resulting from a reverse acquisition, except that no goodwill or other intangible is recorded. All share and per share information presented and disclosed in these financial statements have been Exchange Ratio adjusted.

Basis of presentation and going concern - The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. Since inception, the Company has reported recurring losses and cash used by operating activities that could raise doubt about its ability to continue as a going concern.  Since inception, the Company has funded its operations and business development and growth through debt and equity financings. In this regard, during 2006 the Company raised approximately $8.1 million pursuant to sales

Organic To Go Food Corporation and its wholly-owned subsidiary, Organic To Go, Inc.
Notes to condensed consolidated financial statements
June 30, 2007

of debt and equity securities in connection with its private placement and subordinated debt offerings. Further, during the three months ended March 31, 2007, proceeds of approximately $6.9 million were received from the sale of equity securities in connection with the merger and private placement, and approximately $5.3 million of notes payable have been converted into common shares.  Additionally, during the three months ended June 30, 2007, proceeds of approximately $7.2 million have been received from the sales of debt and equity securities. While the Company plans to become profitable during the second half of 2007 management intends to continue to be engaged in additional fund-raising activities to fund future capital expenditures, potential acquisitions of businesses, and provide additional working capital.  The Company anticipates having sufficient working capital in place for the next 12 months to continue operations. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should the Company not continue as a going concern.

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

Interim financial statements - The unaudited interim condensed consolidated financial statements and related notes are presented in accordance with the rules and regulations of the Securities and Exchange Commission with regard to interim financial information. Accordingly, the condensed consolidated financial statements do not include all of the information and notes to financial statements required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented have been included. Results of operations for the three months and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2007 or for any other future interim period. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited annual financial statements included in the Company’s December 31, 2006 Annual Report on Form 10-KSB.

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

Concentrations - All of the Company’s operations are currently located in Washington and California, and as a result, is sensitive to negative occurrences in markets where the Company is located, and particularly

Organic To Go Food Corporation and its wholly-owned subsidiary, Organic To Go, Inc.
Notes to condensed consolidated financial statements
June 30, 2007

susceptible to adverse trends and economic conditions including labor markets.  In addition, given geographic concentration, negative publicity regarding any of our operations in Washington or California could have a material adverse effect on the Company’s business and operations, as could other regional occurrences such as local strikes, earthquakes or other natural disasters.

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

Identifiable intangible assets - In connection with the acquisition in October 2006 of certain assets of a catering business, the Company acquired certain identifiable intangible assets including customer-based intangibles and a covenant not to compete received from the sellers. This acquisition has been accounted for in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”). Amounts allocated to intangible assets were identified by management and have been valued on a number of factors based upon preliminary estimates. The estimate of useful lives of each intangible asset was based on an analysis by management of all pertinent factors, and selected an estimated useful life of two years for each identifiable intangible asset. Customer based intangible assets are amortized utilizing an accelerated method and non-compete intangible assets are amortized on a straight-line basis. At June 30, 2007, identifiable intangible assets were comprised of customer based of approximately $2.27 million, less accumulated amortization of $878,000, and non-compete of approximately $150,000, less accumulated amortization of approximately $50,000. Amortization expense for these intangible assets will approximate $1.59 million in 2007 and $663,000 in 2008.

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

Organic To Go Food Corporation and its wholly-owned subsidiary, Organic To Go, Inc.
Notes to condensed consolidated financial statements
June 30, 2007

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

Stock-based compensation - Prior to January 1, 2006, the Company accounted for employee stock option grants in accordance with APB No. 25, and adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.”  In December 2004, the FASB released a revision to SFAS No. 123, “Accounting for Stock-Based Compensation” (“FAS 123R”). FAS 123R sets forth the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires instead that such transactions be accounted for using a fair-value-based method, which requires recording an expense over the requisite service period for the fair value of all options or warrants granted to employees and consultants. The Company adopted FAS 123R effective beginning January 1, 2006 using the modified prospective method.

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

Basic and diluted net loss per share - Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be

Organic To Go Food Corporation and its wholly-owned subsidiary, Organic To Go, Inc.
Notes to condensed consolidated financial statements
June 30, 2007

issued upon exercise of common stock options, warrants or convertible promissory notes, or conversion of preferred stock shares. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. In connection with the merger with SP in February 2007, all shares of Organic preferred stock automatically converted into an equal number of Organic common shares and all Organic common shares automatically converted into SP common shares at the Exchange Ratio adjusted number of shares equal to .69781 SP common shares for every 1 Organic common share. All share and per share amounts have been Exchange Ratio adjusted. Computations of net loss per share for the three months ended June 30, 2007, exclude approximately 5,819,045 shares issuable upon exercise of outstanding and issuable warrants and approximately 2,814,554 shares of common stock issuable upon exercise of outstanding stock options. These common stock equivalents could have the effect of decreasing diluted net income per share in future periods.

For purposes of determining the weighted average number of common shares outstanding historical Organic shares outstanding have been multiplied by the Exchange Ratio, which results in a fewer number of shares outstanding that historical amounts.

Recent accounting pronouncements - In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on the recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN No. 48 was effective for the Company beginning January 1, 2007, the adoption of which will not have a significant effect on its results of operations or financial position.

In December 2006, the FASB issued FASB Staff Position No. EITF 00-19-2 “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”), which addresses an issuer’s accounting and disclosures relating to registration payment arrangements. In connection with issuance of Units in the private placement in February 2007, the Company has registered the shares underlying the Units. In accordance with FSP EITF 00-19-2, the registration payment arrangements are accounted for as an instrument separate and apart from the related securities and will be accounted for in accordance with Statement of Financial Accounting Standards No. 5 “Accounting for Contingencies,” accruing a liability if payment is probable and the amount can be reasonably estimated.

Organic To Go Food Corporation and its wholly-owned subsidiary, Organic To Go, Inc.
Notes to condensed consolidated financial statements
June 30, 2007

Note 2. Notes payable

Notes payable consist of the following (in thousands):	December 31, 2006	June 30, 2007
Notes payable, interest at 6% to 8%, collateralized by vehicles and equipment	$323	$189
Convertible promissory note, interest at 8.25%, due September 2007, collateralized by substantially all assets	759	759
Promissory notes, interest at 7.75% per annum, due April 2010, collateralized by certain assets	418	418
Convertible promissory notes, interest at 8% per annum, due June 2007	5,275	-
Convertible promissory notes, interest at 8% per annum, due June 2008	525	525
Promissory note payable, interest at prime plus 1% per annum, due March 2009	-	133
Promissory note payable, interest at 9% per annum, due December 2006	275	-
Promissory note payable, interest at 8% per annum, due October 2010		68
Promissory note payable, interest at 18% per annum, due May 2008		500
Total notes payable	7,575	2,592
Less: unamortized original discount	(702)	(68)
Less: current portion of notes payable	(6.281)	(1,474)
Notes payable, net of current portion	$592	$1,050

The Company has a borrowing agreement with a vendor providing for borrowings up to $500,000, potentially increasing up to $1 million based on the occurrence of new location openings, which borrowing amount was limited pursuant to terms of the agreement to amounts borrowed as of March 31, 2006, which was approximately $759,000. The note payable requires monthly payments of interest at the prime rate plus 1% (9.25% at December 31, 2006, March 31, 2007 and June 30, 2007), with the principal due in September 2007, and is convertible at the note holder’s option into shares of the Company’s common stock at an Exchange Ratio adjusted conversion price of approximately $1.68 per share. If the note is not converted in full on or before the maturity date, the then outstanding principal balance and accrued interest shall automatically convert into a term note, which shall provide for thirty-six equal monthly payments and a final maturity date in September 2010. The note is collateralized by a pledge of Company assets.

Organic To Go Food Corporation and its wholly-owned subsidiary, Organic To Go, Inc.
Notes to condensed consolidated financial statements
June 30, 2007

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

During 2006, the Company received approximately $4.3 million through the issuance of approximately $3.8 million of convertible promissory notes bearing interest at 8% due June 2007 (the “Bridge Notes”) and $525,000 of convertible promissory notes bearing interest at 8% due June 2008 (the “2 year Bridge Notes”) and warrants to purchase shares of Company common stock (together with the notes, the “Bridge Securities”). The estimated fair value of the warrants of approximately $768,000 was recorded as an original issue discount to be amortized to interest expense on a straight-line basis over the 7-month term of the notes. Additionally, in 2006, the Company received approximately $1.6 million through the issuance convertible promissory notes bearing interest at 24%, approximately $1.5 million of which were converted at the holders’ option into bridge notes and the remaining notes were repaid. Warrants were issued in connection with the short-term loans, the fair value of which was expensed over the debt term prior to conversion. Bridge Notes of approximately $5.8 million were convertible at the note holders’ option, or in certain circumstances automatically, into shares of the Company’s common stock at an Exchange Ratio adjusted conversion price of approximately $1.68 per share. In February 2007, in connection with the closing of the merger with SP, the Bridge Notes of approximately $5.3 million were automatically converted into common stock. Portion of the bridge known as “Satellite Note” of $525,000 was not converted.

During 2006, the Company borrowed $275,000 from one of the Company’s equity and bridge note investors pursuant to a promissory note payable of $275,000, bearing interest at 9% per annum, which was outstanding and due at December 31, 2006, and which was repaid in full during the three months ended March 31, 2007.

During 2007, the Company borrowed $500,000 from three of the Company’s equity and bridge note investors pursuant to a promissory note payable of $500,000, bearing interest at 18% per annum, all of which are due on May 15, 2008. As part of purchase agreements with Jackrabbits Inc. and Leonard Rosenaur, the Company issued promissory notes of $150,000 and $75,000, bearing interests at 9.25% and 8% per annum, and due on March 11, 2009 and October 10, 2010 respectively.

Future minimum principal payments on notes payable at June 30, 2007 are as follows (in thousands):

2008	$1,482
2009	678
2010	12
2011	420
$2,592

Organic To Go Food Corporation and its wholly-owned subsidiary, Organic To Go, Inc.
Notes to condensed consolidated financial statements
June 30, 2007

Note 3. Reverse Merger with Public Shell Company, Private Placement and Stockholders’ Equity

Reverse merger - On February 12, 2007, pursuant to an Agreement and Plan of Merger and Reorganization by and among Organic and SP, Organic became a wholly owned operating subsidiary of SP. Those persons holding shares of Organic capital stock, warrants and options to purchase shares of Organic capital stock, and certain promissory notes convertible into shares of Organic capital stock, received shares of SP common stock, $.001 par value per share and warrants and options to purchase shares of SP common stock.

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

The Placement Agent Warrants are exercisable at any time at a price equal to 110% of the price paid by the investors in the private placement, on a net-issuance or cashless basis. The Placement Agent Warrants have registration rights similar to the registration rights afforded to the holders of SP Warrants. The Placement Agent Warrants are fully vested and have a term of five years.

Organic To Go Food Corporation and its wholly-owned subsidiary, Organic To Go, Inc.
Notes to condensed consolidated financial statements
June 30, 2007

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

During the three months ended June 30, 2007, the Company closed a private placement with select accredited investors related to the sale and issuance of an aggregate of 3,350,000 shares of common stock of the Company and warrants to purchase an aggregate of 1,340,000 shares of common stock. The aggregate gross proceeds raised by the Company was approximately $6.7 million. Each share was sold to the investors at $2.00 per share. The warrants will expire five years from the date of issue and may be exercised at $2.50 per share, subject to adjustment in certain circumstances. In connection with the private placement, the Company paid its placement agents an aggregate cash commission equal to $84,000. In addition, the Company reimbursed the placement agents $40,000 for costs and expenses incurred in connection with the private placement, and issued to the placement agents five-year warrants to purchase an aggregate of 21,000 shares of common stock, at an exercise price of $2.50 per share, subject to adjustment in certain circumstances. The private placement was conducted pursuant to Section 4(2) of the Securities Act , and Rule 506 promulgated thereunder.

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

Warrants - As of March 31, 2007, in conjunction with various financing related agreements, including issuances of debt and equity securities, the Company issued warrants for a term of approximately 5 years to purchase shares of the Company’s common stock at exercise prices ranging from $1.17 to $1.38 per share for approximately 4,165,000 shares and at $2.50 per share for approximately 1,105,000 shares. As of June 30, 2007, the Company issued warrants at exercise prices ranging from $1.17 to $2.50 per share for approximately 1,371,000 shares and 822,270 shares were redeemed .

Stock options - During the three and six months ended June 30, 2006, the Company granted to certain officers and directors no options and approximately 349,000 options, respectively, to purchase Company common stock for a period of 10 years from grant with an exercise price of $0.17 per share. During the three months ended March 31, 2007, the Company granted to its Chief Executive Officer and certain Company employees approximately 1.4 million options to purchase Company common stock for a period of 10 years from grant with exercise prices of $1.38 for 1,246,674 shares and $3.60 per share for 150,000 shares. During the three months ended June 30, 2007, the Company granted to certain officers approximately 776,000 options to purchase Company common stock for a period of 10 years from grant with an exercise price of $2.23 per share. The Company determines the fair value of options granted using the Black-Scholes option-pricing model. The determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by the stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, among others, the expected life of the award, expected stock price volatility over the term of the award and actual and projected

Organic To Go Food Corporation and its wholly-owned subsidiary, Organic To Go, Inc.
Notes to condensed consolidated financial statements
June 30, 2007

exercise behaviors. Although the fair value of stock-based awards is determined in accordance with SFAS 123R and SAB 107, the Black-Scholes option pricing model requires the input of highly subjective assumptions, and other reasonable assumptions could provide differing results. The weighted average fair value of stock options granted during the three months ended March 31, 2006 and 2007 was approximately
$0.09 and $0.50 per share, respectively, and the weighted average fair value of stock options granted during the three months ended June 30, 2007 was approximately $1.11 per share determined using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 50% (based on the volatilities of common stock of comparable public companies); risk-free interest rates of approximately 5%, and estimated lives of 5 years.

Compensation expense recognized for stock options approximated $9,000 and $77,000 for the three months ended June 30, 2006 and 2007, respectively, and $12,000 and $96,000 for the six months ended June 30, 2006 and 2007, respectively. As of June 30, 2007, there was approximately $1.4 million of unrecognized compensation cost related to unvested stock options granted, which is expected to be recognized as expense over a period of approximately 3 years. The intrinsic value of stock options outstanding and exercisable is based on the close/last price for the Company’s common stock as reported by OTCBB of $1.43 per share at December 31, 2006 and $2.24 June 30, 2007, and is calculated by aggregating the difference between the close price and the exercise price of vested and unvested stock options which have an exercise price less than the close price. The following summarizes activity for stock options:

	Outstanding	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value (in thousands)
Balance at December 31, 2006	655,545	$0.54	9.4	$585
Granted	2,172,965	$1.84	10.0
Exercised	-
Expired/ Cancelled	(13,956)	-
Balance at June 30, 2007	2,814,554	$1.54	9.4	$2,169

Exercisable at June 30, 2007	272,615	$2.46	8.9	$481

Additional information regarding stock options outstanding as of June 30, 2007, is as follows:

Exercise prices	Shares	Weighted average remaining life
$ 0.17	349,254	8.7 years
0.34	118,628	9.0 years
1.38	1,246,674	9.6 years
1.43	173,707	9.3 years
2.23	776,291	9.8 years
3.60	150,000	9.7 years
Total	2,814,554	9.5 years

Organic To Go Food Corporation and its wholly-owned subsidiary, Organic To Go, Inc.
Notes to condensed consolidated financial statements
June 30, 2007

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
$1,042

In March 2007, pursuant to terms of an asset purchase agreement, the Company acquired for cash of approximately $612,000, a $150,000 promissory note and 400,000 shares of its common stock, among other things, all inventory, furniture, fixtures, equipment, leasehold improvements, customer lists and other intangible assets used in connection with Jackrabbit, LLC, a Seattle-based catering business. Other than a facilities lease and equipment lease, no liabilities were assumed by the Company. The total purchase price approximates $1.2 million, and because information known to exist as it pertains to estimates of fair values of intangible assets, has been preliminarily allocated to assets acquired based on relative estimated fair values, which resulted in the majority being allocated to customer based intangibles, and which is summarized as follows (in thousands):

Inventory	$32
Furniture, fixtures, equipment and vehicles	160
Customer based intangible assetsl	1,084
Liabilities assumed	(42)
$1,234

Operating results for the acquired businesses are included in the Company’s operating results from the dates of acquisitions. The following supplemental pro forma information has been presented on the basis as if the asset acquisitions of the catering businesses had occurred at the beginning of the periods presented (in thousands):

Organic To Go Food Corporation and its wholly-owned subsidiary, Organic To Go, Inc.
Notes to condensed consolidated financial statements
June 30, 2007

	Six months ended June 30
	2006	2007
Sales	$6,365	$7,831
Net loss	$(3,364)	$(5,120)
Net loss per share	$(1.17)	$(0.32)

Note 5. Commitments and contingencies

The Company leases its cafes, central kitchens and office facilities under non-cancelable operating leases, some with renewal options. Rents are fixed base amounts, some with escalating rents and some with contingent rentals based on sales. Lease provisions also require additional payments for maintenance and other expenses. Rent is expensed on a straight-line basis over the term of the lease. The difference between amounts paid and expensed is recorded as a deferred credit. The Company also leases certain point-of-sale computer hardware and software pursuant to capital leases. Subsequent to December 31, 2006, the Company has entered into two new leases, one for the former Jackrabbit, LLC central kitchen facility in Seattle, which provides for minimum future lease payments over its five year term of approximately $602,000, and the other for a new store lease in Seattle, which provides for minimum future lease payments over its five year term of approximately $209,000. During the three months ending June 30, 2007, the Company has entered into two new store leases in Los Angeles, which provides for minimum future lease payments over their five year term of approximately $687,000 and one new store lease in Los Angeles, which provides for minimum future lease payments over their six year term of approximately $221,000. The Company has also entered into three leases for delivery vehicles pursuant to capital leases, which provides for additional minimum future lease payments over their four and five year terms of approximately $221,000.

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

On October 18, 2006, Susana Chi, a former employee of the Company, brought suit against the Company in the Superior Court of the State of California for the County of Los Angeles claiming discrimination, wrongful termination and infliction of emotional distress in connection with the termination of Ms. Chi’s employment. The Company filed an answer to Ms. Chi’s complaint and, subsequently caused the suit to be transferred to U.S. Federal District Court. On June 15, 2007, the parties reached a settlement agreement with respect to this matter, which was immaterial to the Company's financial results.

Effective January 1, 2007, the Company entered into an employment agreement with a three-year term with its founder and Chief Executive Officer, pursuant to which, the executive officer shall receive a base salary at an annual rate of $225,000, subject to annual increases as determined by the Company’s Board of Directors, is also eligible for cash bonuses, and other typical employment benefits. In addition, effective upon the closing of the merger, the executive officer received 1,246,674 options to purchase shares of SP Common Stock at an exercise price of $1.38 per share, with a term of 10 years from grant.  Options granted vest 25% after 12 months of employment, with the remainder vesting over the next 36 months, subject to accelerated vesting in the event of a “Change in Control,” as defined in the employment agreement, or in certain other circumstances. Under certain departure circumstances, the executive officer could be eligible to receive payments of one year’s salary and benefits.

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

Overview

Organization and Business

Organic Holding Company, Inc., d/b/a Organic To Go, whose name was changed to Organic To Go, Inc. effective February 27, 2007, is a wholly-owned subsidiary of Organic To Go Food Corporation and was incorporated in the state of Delaware in February 2004. We provide convenient cafés which prepare and serve “grab and go” lunch, dinner, and breakfast foods and beverages prepared using organic ingredients, whenever possible. We also distribute our products through delivery, catering and select wholesale accounts. In October 2006, we expanded our catering operations in the California area by acquiring the assets of a catering operation headquartered in Los Angeles, California, and in March 2007, we expanded our catering operations by acquiring the assets of a catering operation located in Seattle, Washington. In February, 2007 we completed a reverse merger with a public shell company named SP Holding Corporation. At June 30, 2007, we operated five stores in Washington and seven stores in California, with central kitchens in each market.

Management believes we have the opportunity to capture increasing market share in all three of our businesses: Delivery/Catering, Retail and Wholesale “grab & go” convenience foods, by providing customers with delicious, healthy, wholesome and organic food choices. Management is focused in the near and long term on the challenges and risks that we face in expanding our business. These include our ability to obtain retail, catering and wholesale locations, building a sufficient infrastructure to support our expansion, and obtaining a customer base and margin improvement sufficient to achieve and sustain profitability.

Basis of Presentation and Liquidity

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate our continuation as a going concern. We have reported recurring losses and cash used by operating activities, and at June 30, 2007 had a net working capital deficiency and stockholders’ deficit that could raise doubt about our ability to continue as a going concern. Since our inception, we have funded operations and business development and growth through debt and equity financings. In this regard, during 2006, we raised approximately $8.1 million pursuant to sales of debt and equity securities in connection with our private placement and subordinated debt offerings. Further, during the three months ended March 31, 2007, proceeds of approximately $6.9 million were received from the sale of equity securities in connection with the merger and private placement, and approximately $5.3 million of notes payable has been converted into shares of common stock. Further, during the three months ended June 30, 2007, proceeds of approximately $6.7 million were received from the sale of equity securities in a private placement and proceeds of $500,000 were received from the issuance of notes payable. While we plan to produce cash from operations during the second half of 2007, our management intends to continue to be engaged in additional fund-raising activities to fund future capital expenditures, potential acquisitions of businesses and provide additional working capital. We anticipate having sufficient working capital in place for the next 12 months to continue operations. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should we not continue as a going concern.

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

Intangible Assets

In connection with acquisitions in October 2006 and March 2007, of certain assets of catering businesses, we acquired certain identifiable intangible assets including customer-based intangibles . These acquisitions have been accounted for in accordance with SFAS No. 141. Amounts allocated to intangible assets were identified by management and have been valued on a number of factors. The estimate of useful lives of each intangible asset was based on an analysis by management of all pertinent factors, and selected an estimated useful life of two years for each identifiable intangible asset.

Revenue Recognition

Revenues are recognized at the point of sale at retail locations or upon delivery of products for delivery and wholesale transactions.

Cost of Sales

Cost of sales includes the cost of food, beverages and paper products.

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

Stock-based Compensation

In December 2004, the FASB released SFAS 123R. SFAS 123R sets forth the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise, or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires instead that such transactions be accounted for using a fair-value-based method, which requires recording an expense over the requisite service period for the fair value of all options or warrants granted to employees and consultants. We adopted SFAS 123R effective beginning January 1, 2006.

Results of Operations

Three months ended June 30, 2006 and 2007

 Revenues

 Sales for the three months ended June 30, 2007 increased approximately 69%, to $3.9 million, as compared with $ 2.3 million for the comparative prior year period, and increased approximately 8% as compared to $3.6 million for the immediately preceding three months ended March 31, 2007. On a pro forma basis, giving effect to the acquisition of two catering businesses in October 2006 and March 2007, sales for the three months ended June 30, 2007 increased approximately 15% as compared to pro forma sales of approximately $3.3 million for the three months ended June 30, 2006. Retail sales were $1.6 million during the three months ended June 30, 2007, an increase of 14% over $1.4 million during the comparative prior year period. Retail sales comprised 41% of total sales in the 2007 period as compared with 59% in the comparative prior year period. Delivery/Catering sales were $1.8 million during the three months ended June 30, 2007, an increase of $ 1.1 million over the $.7 million for the comparative prior year period. Delivery/Catering sales comprised 46% of total sales in the 2007 period as compared with 31% for the comparative prior year period Most of the increase was attributable to the acquisition of two catering businesses, one in October 2006 and the other in March 2007. Wholesale sales were $ 476,000 during the three months ended June 30, 2007, an increase of $249,000 over $ 227,000 during the comparative prior year period. Wholesale sales comprised 12% of total sales in the 2007 period as compared with 10% in 2006. The increases in retail and wholesale were due to increased business volume. The increase in Delivery/Catering sales was primarily attributable to increased sales resulting from the acquisition of the businesses of Vinaigrettes LLC and Jackrabbit, LLC.

Cost of Sales

Cost of sales includes the cost of food and paper products. Cost of sales for the three months ended June 30, 2007 increased approximately 50%, to $1.8 million, as compared with $1.2 million for the comparative prior year period, and was approximately the same as compared to $1.8 million for the immediately preceding three months ended March 31, 2007. Cost of sales for the three months ended June 30, 2007 approximated 48% as a percent of sales as compared with 49% during the comparative prior year period and as compared to 51% for the immediately preceding three months ended March 31, 2007.

Gross Profit

Gross profit increased approximately 75%, to $2.1 million for the three months ended June 30, 2007 as compared with $1.2 million for the three months ended June 30, 2006, and increased 17% as compared with $1.8 million for the three months ended March 31, 2007. Gross profit for the three months ended June 30, 2007 approximated 53% as a percent of sales as compared with 51% during the comparative prior year period and as compared to 49% for the immediately preceding three months ended March 31, 2007. On a pro forma basis, giving effect to the acquisition of two catering businesses in October 2006 and March 2007, gross profit for the three months ended June 30, 2007 increased approximately 15% as compared to pro forma gross profit of approximately $1.8 million for the three months ended June 30, 2006.

Operating Expenses

Operating expenses for the three months ended June 30, 2007 increased approximately 77%, to $3.9 million, as compared with $2.2 million for the three months ended June 30, 2006, and increased 11% as compared with $3.5 million for the three months ended March 31, 2007. Operating expenses are comprised primarily of labor, and, to a lesser extent, occupancy and utilities, and selling, general and administrative expenses. Operating expenses increased during the three months ended June 30, 2007, as compared with the three months ended June 30, 2006, primarily due to increased labor and related costs as a result of continued growth since the prior year, including the acquisitions of two catering businesses, and preparing for future growth. On a pro forma basis, giving effect to the acquisition of two catering businesses in October 2006 and March 2007, operating expenses for the three months ended June 30, 2007 increased approximately 40% as compared to pro forma operating expenses of approximately $2.8 million for the three months ended June 30, 2006.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended June 30, 2007 increased to $704,000, as compared with $170,000 for the three months ended June 30, 2006, due primarily to $508,000 amortization of identifiable intangible assets acquired in the catering businesses acquisitions in October 2006, and March 2007, and to having more assets in service. Depreciation and amortization for the three months ended June 30, 2007 approximated 18% as a percent of sales as compared with 7% during the comparative prior year period 2006.

Loss from Operations

Loss from operations for the three months ended June 30, 2007, increased to approximately $2.6 million as compared with $1.2 million for the three months ended June 30, 2006, and increased 23% as compared with $2.1 million for the three months ended March 31, 2007. The increase in loss from operations over the comparative period last year is the result of the increase in gross profit of $863,000 being offset by the $1.7 million increase in operating expenses and a $529,000 increase in depreciation and amortization.

Interest Expense, Net

Interest expense, net for the three months ended June 30, 2007, decreased from the prior three months ended March 31, 2007 to approximately $81,000. The decrease was primarily due to lower debt balances due primarily to the conversion to equity of $5.3 million of debt in March 2007.

Net Loss

Net loss for the three months ended June 30, 2007, increased to approximately $2.6 million as compared with $1.3 million for the three months ended June 30, 2006, and increased 4% as compared with $2.5 million for the three months ended March 31, 2007.

Six months ended June 30, 2006 and 2007

 Revenues

 Sales for the six months ended June 30, 2007 increased approximately 64%, to $7.4 million, as compared with $ 4.5 million for the comparative prior year period. On a pro forma basis, giving effect to the acquisition of two catering businesses in October 2006 and March 2007, sales for the six months ended June 30, 2007 increased approximately 23% as compared to pro forma sales of approximately $6.4 million for the six months ended June 30, 2006. Retail sales were $3.2 million during the six months ended June 30, 2007, an increase of 14% over $2.8 million during the comparative prior year period. Retail sales comprised 43% of total sales in the 2007 period as compared with 62% in the comparative prior year period. Delivery/Catering sales were $3.3 million during the six months ended June 30, 2007, an increase of $2.0 million over the $1.3 million for the comparative prior year period. Delivery/Catering sales comprised 44% of total sales in the 2007 period as compared with 29% for the comparative prior year period. Most of the increase was attributable to the acquisition of two catering businesses, one in October 2006 and the other in March 2007. Wholesale sales were $ 927,000 during the three months ended June 30, 2007, an increase of $ 497,000 over $ 430,000 during the comparative prior year period. Wholesale sales comprised 12% of total sales in the 2007 period as compared with 10% in 2006. The increases in retail and wholesale were due to increased business volume. The increase in Delivery/Catering sales was primarily attributable to increased sales resulting from the acquisition of the businesses of Vinaigrettes LLC and Jackrabbit, LLC.

Cost of Sales

Cost of sales includes the cost of food and paper products. Cost of sales for the six months ended June 30, 2007 increased approximately 64%, to $3.6 million, as compared with $2.2 million for the comparative prior year period. Cost of sales for the six months ended June 30, 2007 approximated 49% as a percent of sales as compared with 50% during the comparative prior year period.

Gross Profit

Gross profit increased approximately 72%, to $3.8 million for the six months ended June 30, 2007 as compared with $2.2 million for the six months ended June 30, 2006. Gross profit for the six months ended June 30, 2007 approximated 51% as a percent of sales as compared with 50% during the comparative prior year period. On a pro forma basis, giving effect to the acquisition of two catering businesses in October 2006 and March 2007, gross profit for the six months ended June 30, 2007 increased approximately 18% as compared to pro forma gross profit of approximately $3.4 million for the six months ended June 30, 2006.

Operating Expenses

Operating expenses for the six months ended June 30, 2007 increased approximately 72%, to $7.4 million, as compared with $4.3 million for the six months ended June 30, 2006. Operating expenses are comprised primarily of labor, and, to a lesser extent, occupancy, utilities, and selling, general and administrative expenses. Operating expenses increased during the six months ended June 30, 2007, as compared with the six months ended June 30, 2006, primarily due to increased labor and related costs as a result of continued growth since the prior year, including the acquisition of two catering businesses, a store closing accrual of $237,000 in March, 2007 and preparing for future growth. On a pro forma basis, giving effect to the acquisition of two catering businesses in October 2006 and March 2007, operating expenses for the six months ended June 30, 2007 increased approximately 40% as compared to pro forma operating expenses of approximately $5.4 million for the six months ended June 30, 2006.

Depreciation and Amortization

Depreciation and amortization expense for the six months ended June 30, 2007 increased to $1,138,000 as compared with $340,000 for the six months ended June 30, 2006, due primarily to amortization of identifiable intangible assets acquired in the catering businesses acquisitions in October 2006, and March 2007, and to having more assets in service. Depreciation and amortization for the six months ended June 30, 2007 approximated 15% as a percent of sales as compared with 8% during the comparative prior year period 2006.

Loss from Operations

Loss from operations for the six months ended June 30, 2007, increased to approximately $3.6 million as compared with $2.1 million for the six months ended June 30, 2006. The increase in loss from operations over the comparative period last year is the result of the increase in gross profit of $1.6 million being offset by the $3.1 million increase in operating expenses.

Interest Expense, Net

Interest expense, net for the six months ended June 30, 2007, increased to $415,000 as compared with $15,000 for the six months ended June 30, 2006. The increase was primarily due to the increase in debt from July, 2006 through March 2007 prior to the $5.3 million of debt converted to equity in March, 2007.

Net Loss

Net loss for the six months ended June 30, 2007, increased to approximately $5.1 million as compared with $2.4 million for the six months ended June 30, 2006.

Liquidity and Capital Resources

Since our inception, we have funded operations through financing activities consisting primarily of private placements of debt and equity securities. Our management intends to raise additional debt and equity financing to fund future expansion and capital expenditures, operations and to provide additional working capital, and in this regard, during 2006, we raised approximately $8.1 million pursuant to sales of debt and equity securities in connection with our 2006 private placement and subordinated debt offerings. Further, during the three months ended March 31, 2007, we received aggregate proceeds of approximately $6.9 million from the sale of equity securities in connection with the merger and private placement, and $5.3 million of notes payable have been converted into shares of our common stock. Further, during the three months ended June 30, 2007, proceeds of approximately $6.7 million were received from the sale of equity securities in a private placement and proceeds of $500,000 were received from the issuance of debt in the form of notes payable.

While we continue to be engaged in additional fund-raising activities, we intend to produce cash from operations during the second half of 2007. Management expects to achieve increased sales and improved margins that will result in positive cash from operations at some point in the second half of 2007. We anticipate having sufficient working capital in place for the next 12 months to continue operations due to increased cash flow from operations and our ability to raise additional capital. There is no assurance that such increased sales and improved margins will occur or that financing will be obtained in sufficient amounts necessary to meet our needs. In light of these matters, continuation as a going concern is dependent upon our ability to meet our operational goals, our financing requirements, raise additional capital, and the success of our future operations or completion of a successful business combination.

Net cash used by operating activities was approximately $4.7 million in the six months ended June 30, 2007 and $2.4 million in the six months ended June 30, 2006. The $2.3 million increase in cash used by operating activities was due primarily to the increase in net loss as adjusted for depreciation and amortization expense.

Net cash used in investing activities was approximately $1.9 million and $60,000 for the six months ended June 30, 2007 and 2006, respectively. Uses of cash flow for investing activities in 2007 primarily relate to the capital expenditures associated with business expansion for the acquisition of store and kitchen fixtures, equipment and leasehold improvements.

Net cash provided by financing activities was approximately $12.1 million and $2.6 million for the six months ended June 30, 2007 and 2006, respectively. The increase of net cash provided in 2007 was due to an increase in proceeds, net of issuance costs, from the issuance of common stock in March and June, 2007 private placements.

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

(b) Changes in Internal Control Over Financial Reporting.

During the fiscal quarter ended June 30, 2007, there were no changes to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On October 18, 2006, Susana Chi, a former employee of Organic Holding Company, Inc., brought suit against us in the Superior Court of the State of California for the County of Los Angeles claiming discrimination, wrongful termination and infliction of emotional distress in connection with the termination of Ms. Chi's employment with us. We filed an answer to Ms. Chi's complaint and, subsequently caused the suit to be transferred to U.S. Federal District Court. On June 15, 2007, the parties reached a settlement agreement with respect to this matter, which was immaterial to our financial results.

We are not a party to any other material legal proceedings nor are we aware of any circumstance that may reasonably lead a third party to initiate material legal proceedings against us.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On June 28, 2007, we closed a private placement with select accredited investors related to the sale and issuance of an aggregate of 3,350,000 shares of common stock and warrants to purchase an aggregate of 1,340,000 shares of common stock. In connection with the private placement, we issued to the placement agent a five-year warrant to purchase an aggregate of 21,000 shares of common stock. The private placement was conducted pursuant to Section 4(2) of the Securities Act and Rule 506 promulgated thereunder.

In May 2007, we issued warrants to purchase a total of 10,000 shares of common stock in connection with a $500,000 debt financing. The warrants were issued pursuant to Section 4(2) of the Securities Act.

Item 4.	Submission of Matters to a Vote of Security Holders

We held a Special Meeting on May 16, 2007. At the meeting, stockholders voted on the following actions:

1. To amend the Amended and Restated Certificate of Incorporation to change our name from “SP Holding Corporation” to “Organic To Go Food Corporation.”

For	12,973,019
Against	19
Abstain	19

The proposal was approved.

2. To approve the 2007 Equity Participation Plan of Organic To Go Food Corporation.

For	12,599,055
Against	223,537
Abstain	8

The proposal was approved.

Item 6.	Exhibits

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

ORGANIC TO GO FOOD CORPORATION

Dated: August 14, 2007
/s/ Paul Campbell
Chief Financial Officer
(Principal Financial and Accounting Officer)