Form 10QSB
period 2007-09-30
Organic To Go Food CORP
filed 2007-11-13
CIK 1014343

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007

or

☐ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From              to

Commission File number 0-21061

ORGANIC TO GO FOOD CORPORATION
(Exact name of small business issuer as specified in its charter)

Delaware	58-2044990
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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
Yes   ☐     No   ☒

The number of shares outstanding of registrant’s common stock, $0.001 par value at November 2, 2007 was 27,758,326.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No  ☒

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
Condensed Consolidated Balance Sheets	Page 3
Condensed Consolidated Statements of Operations	Page 4
Condensed Consolidated Statement of Stockholders’ Equity (Deficit)	Page 5
Condensed Consolidated Statements of Cash Flows	Page 6
Notes to Condensed Consolidated Financial Statements	Page 7

Item 2. Management’s Discussion and Analysis or Plan of Operation	Page 16

Item 3. Controls and Procedures	Page 20

PART II. OTHER INFORMATION

Item 6. Exhibits	Page 21

SIGNATURES	Page 22

Organic To Go Food Corporation and its wholly-owned subsidiary, Organic To Go, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	December 31,	September 30,
	2006	2007
Current assets	(audited)	(unaudited)
Cash and cash equivalents	$865	$892
Accounts receivable, net	365	978
Inventory	236	449
Prepaid expenses and other current assets	189	701
Total current assets	1,655	3,019
Property and equipment, net	2,148	4,603
Identifiable intangible assets, net	851	2,337
Deposits and other assets	623	554

Total assets	$5,277	$10,514

Current liabilities
Accounts payable	$1,337	$1,729
Accrued liabilities	881	1,155
Current portion of notes payable, net of discount	6,281	1,543
Current portion of capital lease obligations	50	251
Total current liabilities	8,549	4,679
Deferred rent	-	54
Notes payable, net of current portion	592	966
Capital lease obligations, net of current portion	137	423
Total liabilities	9,278	6,121
Stockholders' equity (deficit)
Preferred Stock; $0.001 par value; 9,670,000 and 10,000,000 shares	8	-
authorized, 9,670,000 and no shares issued and outstanding
Common stock and additional paid-in capital; $0.001 par value;
15,100,000 and 500,000,000 shares authorized; 3,454,910 and
24,365,035 Exchange Ratio adjusted shares issued and outstanding	10,414	27,685
Accumulated deficit	(14,423)	(23,291)
Total stockholders' equity (deficit)	(4,001)	4,394

Total liabilities and stockholders' equity (deficit)	$5,277	$10,514

See accompanying notes to condensed consolidated financial statements.

Organic To Go Food Corporation and its wholly-owned subsidiary, Organic To Go, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007
Sales	$2,259	$3,716	$6,716	$11,188

Cost of sales	1,097	1,750	3,315	5,391

Gross Profit	1,162	1,966	3,401	5,797

Operating expenses	2,411	4,797	6,716	12,196
Depreciation and amortization	252	871	592	2,009
Loss from operations	(1,501)	(3,702)	(3,907)	(8,408)

Interest income (expense), net	(699)	(45)	(714)	(460)

Loss before income taxes	(2,200)	(3,747)	(4,621)	(8,868)

Income taxes	-	-	-	-

Net loss	$(2,200)	$(3,747)	$(4,621)	$(8,868)

Net loss per share - basic and diluted	$(0.77)	$(0.15)	$(1.61)	$(0.47)

Weighted average shares outstanding	2,852	24,280	2,863	19,058

See accompanying notes to condensed consolidated financial statements.

Organic To Go Food Corporation and its wholly-owned subsidiary, Organic To Go, Inc.
Condensed Consolidated Statement of Stockholders’ Equity (Deficit)
(in thousands, except share amounts)
(unaudited)

	Series A, B & C Preferred Stock		Common Stock and Additional Paid-In Capital
	Shares	Amount	Shares	Amount	Accumulated Deficit	Total Stockholders' Equity (Deficit)

Balance at December 31, 2006	5,652,836	$8	2,898,904	$10,414	$(14,423)	$(4,001)

Conversion of preferred stock into common stock	(5,652,836)	(8)	5,734,769	8		-

Conversion of bridge notes into common stock			4,629,340	4,225		4,225

SP Holding Corporation shares outstanding at merger			1,126,659	(15)		(15)

Issuance of common shares and warrants for cash			8,872,992	13,428		13,428

Stock issue costs				(1,406)		(1,406)

Issuance of common shares in connection with acquisition of assets			556,359	783		783

Issuance of common shares upon exercise of warrants			546,012	-		-

Stock based compensation				248		248

Net loss for the nine months ended September 30, 2007					(8,868)	(8,868)

Balance at Septemnber 30, 2007	-	$-	24,365,035	$27,685	$(23,291)	$4,394

See accompanying notes to condensed consolidated financial statements.

Organic To Go Food Corporation and its wholly-owned subsidiary, Organic To Go, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended September 30,
	2006	2007
Cash flows from operating activities:
Net loss	$(4,621)	$(8,868)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation and amortization expense	592	2,009
Non-cash interest expense	583	386
Stock-based compensation expense	10	248
Changes in operating assets and liabilities:
Accounts receivable	(166)	(613)
Inventory	(197)	(213)
Prepaid expenses and other current assets	(117)	(512)
Accounts payable	270	392
Accrued liabilities and deferred rent	103	328
Other	(43)	(466)
Net cash used by operating activities	(3,586)	(7,308)
Cash flows from investing activities:
Purchases of property, equipment and other assets	(314)	(2,451)
Purchase of intangible assets	-	(1,923)
Net cash used by investing activities	(314)	(4,374)
Cash flows from financing activities:
Principal payments of notes payable	(245)	(469)
Payments of capital lease obligations	(35)	(88)
Proceeds from issuance of notes payable	2,328	500
Proceeds from sale of preferred stock, net of issue costs	2,305	-
Redemption of common stock	(1)	-
Proceeds from sale of common stock, net of issue costs	-	11,766
Net cash provided by financing activities	4,352	11,709
Net increase in cash and cash equivalents	452	27
Cash and cash equivalents, beginning of period	250	865
Cash and cash equivalents, end of period	$702	$892

Supplemental disclosures of cash flow information:
Cash paid for interest	$151	$112
Cash paid for income taxes	$-	$-
Non-cash investing and financing activities:
Notes payable converted into preferred stock	$2,143	$-
Preferred stock converted into common stock	$-	$5,700
Notes payable converted into common stock	$-	$4,225
Assets purchased through issuance of common stock	$-	$782
Capital lease obligations incurred	$-	$572
Notes payable for assets purchased	$-	$225

See accompanying notes to condensed consolidated financial statements.

Organic To Go Food Corporation and its wholly-owned subsidiary, Organic To Go, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2007

Note 1. Description of Business and Summary of Significant Accounting Policies

Organization and business - Organic To Go Food Corporation, formerly SP Holding Corporation (“SP”) prior to May 2007, and its wholly-owned subsidiary Organic To Go, Inc. (“Organic” and together, the “Company”), which was acquired in a reverse merger on February 12, 2007, provides convenient retail cafes and delivery and catering facilities, which prepare and serve “grab and go” lunch, dinner, and breakfast foods and beverages prepared using organic ingredients, whenever possible. The Company also distributes its products through select wholesale accounts. In October 2006, Organic expanded its catering operations in the California area by acquiring the assets of a catering operation headquartered in Los Angeles, California, and in March 2007, it expanded its catering operations by acquiring the assets of a catering operation located in Seattle, Washington. In July and September 2007, the Company further expanded its operations by acquiring the assets of one or two operating locations, for a total of five locations in San Diego in three separate transactions. At September 30, 2007, the Company operates five stores in Washington and seventeen stores in California.

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

Basis of presentation and liquidity - Since inception, the Company has funded its operations and business development and growth through debt and equity financings. In this regard, during 2006 the Company raised approximately $8.1 million pursuant to sales of debt and equity securities in connection with its private placement and subordinated debt offerings. Further, during the three months ended March 31, 2007, proceeds of approximately $6.9 million were received from the sale of equity securities in connection with the merger and private placement, and approximately $5.3 million of notes payable were converted into common shares.  Additionally, during the three months ended June 30, 2007, proceeds of approximately $6.7 million were received from the sales of debt and equity securities. Subsequent to September 30, 2007, in October, the Company closed its private placement offering and issued approximately 3.2 million shares of Company common stock and warrants to purchase approximately 1.5 million shares of Company common stock. The aggregate gross proceeds raised by the Company were approximately $5.7 million. Company management intends to continue to be engaged in additional fund-raising activities to fund future capital expenditures, potential acquisitions of businesses, and provide additional working capital.

Use of estimates in the preparation of financial statements - Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The more significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the depreciable lives of property and equipment, recoverability of receivables, valuation and recoverability of inventories, recoverability of long-lived assets, valuation of intangible assets and allocation of purchase price, valuation of equity related instruments issued, and valuation allowance for deferred income tax assets.

Interim financial statements - The unaudited interim condensed consolidated financial statements and related notes are presented in accordance with the rules and regulations of the Securities and Exchange Commission with regard to interim financial information. Accordingly, the condensed consolidated financial statements do not include all of the information and notes to financial statements required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented have been included. Results of operations for the 2007 interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2007 or for any other future interim period. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited annual financial statements included in the Company’s December 31, 2006 Annual Report on Form 10-KSB.

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

Identifiable intangible assets - In connection with the acquisition in October 2006 of certain assets of a catering business, the Company acquired certain identifiable intangible assets including customer-based intangibles and a covenant not to compete received from the sellers. This acquisition has been accounted for in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”). Amounts allocated to intangible assets were identified by management and have been valued on a number of factors based upon preliminary estimates. The estimate of useful lives of each intangible asset was based on an analysis by management of all pertinent factors, and selected an estimated useful life of two years for each identifiable intangible asset. Customer based intangible assets are amortized utilizing an accelerated method and non-compete intangible assets are amortized on a straight-line basis. At September 30, 2007, identifiable intangible assets were comprised of customer based intangible assets of approximately $3.6 million, less accumulated amortization of $1.3 million, and non-compete intangible assets of approximately $150,000, less accumulated amortization of approximately $69,000. Amortization expense for these intangible assets will approximate $636,000 in 2007, $1.3 million in 2008 and $388,000 in 2009.

Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”) requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net discounted cash flows expected to be generated by the asset or other valuation methods. If such assets are considered to be impaired, impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the asset’s fair value.

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

Basic and diluted net loss per share - Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options, warrants or convertible promissory notes, or conversion of preferred stock shares. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. In connection with the merger with SP in February 2007, all shares of Organic preferred stock automatically converted into an equal number of Organic common shares and all Organic common shares automatically converted into SP common shares at the Exchange Ratio adjusted number of shares equal to .69781 SP common shares for every 1 Organic common share. All share and per share amounts have been Exchange Ratio adjusted. For purposes of determining the weighted average number of common shares outstanding historical Organic shares outstanding have been multiplied by the Exchange Ratio, which results in a fewer number of shares outstanding that historical amounts.  Computations of net loss per share for the interim 2007 periods exclude approximately 5,819,045 shares issuable upon exercise of outstanding and issuable warrants, 3,031,642 shares of common stock issuable upon exercise of outstanding stock options, and 312,500 shares of common stock issuable upon conversion of convertible notes payable. These common stock equivalents could have the effect of decreasing diluted net income per share in future periods.

Reclassifications - Certain reclassifications have been made to prior year’s financial statements to conform with current year presentations. Such reclassifications had no effect on stockholders’ equity, net loss or net increase in cash and cash equivalents.

Recent accounting pronouncements - In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”   (“FIN No. 48”), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on the recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN No. 48 were effective for the Company beginning January 1, 2007, the adoption of which did not have a significant effect on its results of operations or financial position.

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

Note 2. Notes payable

Notes payable consist of the following (in thousands):

	December 31,	September 30,
	2006	2007
Notes payable, 6% to 8% interest collateralized by vehicles and equipment	$323	$177
Convertible note payable, 8.25% interest, collateralized by substantially all assets	759	759
Notes payable, 7.75% interest, collateralized by certain assets, due April 2010	418	418
Convertible notes payable, 8% interest, due June 2008	525	525
Note payable, 18% interest, due May 2008	-	500
Note payable, prime plus 1% interest, due March 2009	-	115
Note payable, 8% interest, due October 2010	-	60
Convertible notes payable, 8% interest, due June 2007	5,275	-
Note payable, 9% interest, due December 2006	275	-
Total notes payable	7,575	2,554
Less: unamortized original discount	(702)	(45)
Less: current portion of notes payable	(6,281)	(1,543)
Notes payable, net of current portion	$592	$966

The Company has a borrowing agreement with a vendor pursuant to which the Company has had outstanding borrowings of approximately $759,000 since March 31, 2006. The note payable requires monthly payments of interest at the prime rate plus 1% (9.25% at December 31, 2006, and 8.75% at September 30, 2007), with the principal due in September 2007. The note is convertible at the note holder’s option into shares of the Company’s common stock at an Exchange Ratio adjusted conversion price of approximately $1.68 per share. If the note was not converted in full on or before the maturity date, the then outstanding principal balance and accrued interest automatically converts into a term note, which shall provide for thirty-six equal monthly payments and a final maturity date in September 2010. Since the note was not converted or repaid on or prior to the maturity date the original note has been replaced with a 36 month term loan with interest at prime plus 1%. The note is collateralized by a pledge of Company assets.

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

During 2006, the Company received approximately $4.3 million through the issuance of approximately $3.8 million of convertible promissory notes bearing interest at 8% due June 2007 (the “Bridge Notes”) and $525,000 of convertible promissory notes bearing interest at 8% due June 2008 (the “2 year Bridge Notes”) and warrants to purchase shares of Company common stock (together with the notes, the “Bridge Securities”). The estimated fair value of the warrants of approximately $768,000 was recorded as an original issue discount to be amortized to interest expense on a straight-line basis over the 7-month term of the notes. Additionally, in 2006, the Company received approximately $1.6 million through the issuance convertible promissory notes bearing interest at 24%, approximately $1.5 million of which were converted at the holders’ option into bridge notes and the remaining notes were repaid. Warrants were issued in connection with the short-term loans, the fair value of which was expensed over the debt term prior to conversion. Bridge Notes of approximately $5.8 million were convertible at the note holders’ option, or in certain circumstances automatically, into shares of the Company’s common stock at an Exchange Ratio adjusted conversion price of approximately $1.68 per share. In February 2007, in connection with the closing of the merger with SP, the Bridge Notes of approximately $5.3 million were automatically converted into common stock. A portion of the bridge known as “Satellite Note” of $525,000 was not converted.

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

Also during 2007, as part of asset purchase agreements, the Company issued to the sellers promissory notes of $150,000 and $75,000, bearing interests at 9.25% and 8% per annum, payable monthly and due on March 11, 2009 and October 10, 2010 respectively.

Future minimum principal payments on notes payable at September 30, 2007 are approximately $126,000 in 2007, $1.5 million in 2008, $306,000 in 2009, and $608,000 in 2010.

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

Private placement - Consummation of the merger occurred concurrently with the completion of a private placement of 138 Units for an aggregate of approximately $6.9 million, issued by SP. Each Unit is comprised of (i) 40,000 shares of SP common stock, and (ii) a detachable five-year warrant to purchase 8,000 shares of SP common stock, at an exercise price of $2.50 per share (the “SP Warrants”). The purchase price per Unit was $50,000. Pursuant thereto the Company issued to the investors an aggregate of 5,522,992 shares of SP common stock and SP Warrants to purchase 1,104,598 shares of Company common stock. Organic engaged Burnham Hill Partners, a division of Pali Capital, Inc., as the Placement Agent (the “Placement Agent”) in connection with the Private Placement. Pursuant to the terms of the engagement with the Placement Agent, the Placement Agent, or its registered assignees or designees, received a cash commission of 10% of the gross proceeds from the Units sold in the Private Placement. In addition, the Company issued to the Placement Agent or its registered assignees or designees, SP Warrants (the “Placement Agent Warrants”) to purchase up to 888,899 shares of SP common stock. The Placement Agent Warrants are exercisable at any time at a price equal to 110% of the price paid by the investors in the private placement, on a net-issuance or cashless basis. The Placement Agent Warrants had registration rights similar to the registration rights afforded to the holders of SP Warrants. The Placement Agent Warrants are fully vested and have a term of five years.

The issuance of SP common stock to the Organic stockholders and the investors is intended to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) thereof. As such, the SP common stock received by the Organic stockholders pursuant to the merger and issued to the investors pursuant to the Private Placement may not be offered or sold in the United States unless they are registered under the Securities Act, or an exemption from the registration requirements of the Securities Act is available. In April 2007, the Company filed a registration statement covering these securities with the Securities and Exchange Commission. The registration statement was declared effective in May 2007.

During the three months ended June 30, 2007, the Company closed a private placement with select accredited investors related to the sale and issuance of an aggregate of 3,350,000 shares of common stock of the Company and warrants to purchase an aggregate of 1,340,000 shares of common stock. The aggregate gross proceeds raised by the Company were approximately $6.7 million. Each share was sold to the investors at $2.00 per share. The warrants will expire five years from the date of issue and may be exercised at $2.50 per share, subject to adjustment in certain circumstances. In connection with the private placement, the Company paid its placement agents an aggregate cash commission equal to $84,000. In addition, the Company reimbursed the placement agents $40,000 for costs and expenses incurred in connection with the private placement, and issued to the placement agents five-year warrants to purchase an aggregate of 21,000 shares of common stock, at an exercise price of $2.50 per share, subject to adjustment in certain circumstances.   The private placement was conducted pursuant to Section 4(2) of the Securities Act and Rule 506 promulgated thereunder.

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

Warrants - As of March 31, 2007, in conjunction with various financing related agreements, including issuances of debt and equity securities, the Company issued warrants for a term of approximately 5 years to purchase shares of the Company’s common stock at exercise prices ranging from $1.17 to $1.38 per share for approximately 4,165,000 shares and at $2.50 per share for approximately 1,105,000 shares. As of June 30, 2007, the Company issued warrants at exercise prices ranging from $1.17 to $2.50 per share for approximately 1,371,000 shares and 822,270 shares were redeemed. As of September 30, 2007, there were a total of 5,818,730 warrants outstanding.

Stock options - During the three and nine months ended September 30, 2006, the Company granted to certain officers and directors approximately 132,000 options and 482,000 options, respectively, to purchase Company common stock for a period of 10 years from grant with an exercise price of $0.34 for 132,000 options and $0.17 per share for 348,000 options. During the three months ended March 31, 2007, the Company granted to its Chief Executive Officer and certain Company employees approximately 1.4 million options to purchase Company common stock for a period of 10 years from grant with exercise prices of $1.38 for 1,246,674 shares and $3.60 per share for 150,000 shares. During the three months ended June 30, 2007, the Company granted to certain officers approximately 776,000 options to purchase Company common stock for a period of 10 years from grant with an exercise price of $2.23 per share. During the three months ended September 30, 2007, the Company granted options to certain employees approximately 269,000 options to purchase Company common stock for a period of 10 years from grant with an exercise price of $2.05 for 28,000 shares and of $1.82 for 241,000 shares. The Company determines the fair value of options granted using the Black-Scholes option-pricing model. The determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by the stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, among others, the expected life of the award, expected stock price volatility over the term of the award and actual and projected exercise behaviors. Although the fair value of stock-based awards is determined in accordance with SFAS 123R and SAB 107, the Black-Scholes option pricing model requires the input of highly subjective assumptions, and other reasonable assumptions could provide differing results. The weighted average fair value of stock options granted during the three months ended September 30, 2006 and 2007 was approximately $0.39 and $0.90 per share, respectively, and the weighted average fair value of stock options granted during the nine months ended September 30, 2007 was approximately $0.74 per share determined using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 50% (based on the volatilities of common stock of comparable public companies); risk-free interest rates of approximately 5%, and estimated lives of 5 years.

Compensation expense recognized for stock options approximated $3,000 and $152,000 for the three months ended September 30, 2006 and 2007, respectively, and $10,000 and $248,000 for the nine months ended September 30, 2006 and 2007, respectively. As of September 30, 2007, there was approximately $1.5 million of unrecognized compensation cost related to unvested stock options granted, which is expected to be recognized as expense over a period of approximately 3 years. The intrinsic value of stock options outstanding and exercisable is based on the close/last price for the Company’s common stock as reported by the OTCBB of $1.43 per share at December 31, 2006 and $1.94 at September 30, 2007, and is calculated by aggregating the difference between the close price and the exercise price of vested and unvested stock options which have an exercise price less than the close price. The following summarizes activity for stock options (intrinsic value in thousands):

	Outstanding	Weighted average exercise price	Weighted average remaining life in years	Aggregate intrinsic value
Balance at December 31, 2006	655,545	$0.54	9.4	$585
Granted	2,441,965	1.84	9.8
Exercised	-
Expired/cancelled/forfeited	(65,868)

Balance at September 30, 2007	3,031,642	$1.57	9.4	$2,424

Exercisable at September 30, 2007	562,725	$1.40	9.0	$558

Additional information regarding stock options outstanding as of September 30, 2007, is as follows:

Exercise price	Shares	Weighted average remaining life

$0.17	349,254	8.5
0.34	118,628	8.7
1.38	1,246,674	9.3
1.43	145,795	9.0
1.82	217,000	9.7
2.05	28,000	9.9
2.23	776,291	9.8
3.60	150,000	9.7

Note 4. Asset purchase agreements

In October 2006, pursuant to terms of an asset purchase agreement, the Company acquired for $1.0 million cash, among other things, all inventory, furniture, fixtures, equipment, customer lists, leasehold improvements, and owned vehicles used in connection with a catering business in California. Other than the notes payable on the vehicles, no liabilities were assumed by the Company. The Company also entered in to a one year lease agreement for the building owed by the seller. The total purchase price of approximately $1.0 million, including related acquisition costs, was allocated to assets acquired based on relative estimated fair values, which resulted in the majority being allocated to customer based identifiable intangible assets, and which is summarized as follows (in thousands):

Inventory	$12
Furniture, fixtures and equipment	29
Customer based intangible assets	860
Covenant not compete intangible asset	150
Note payable assumed	(9)
Total	$1,042

In March 2007, pursuant to terms of an asset purchase agreement, the Company acquired for cash of approximately $612,000, a $150,000 promissory note and 400,000 shares of its common stock, among other things, all inventory, furniture, fixtures, equipment, leasehold improvements, customer lists and other intangible assets used in connection with a Seattle-based catering business. Other than a facilities lease and equipment lease, no liabilities were assumed by the Company. The total purchase price approximates $1.2 million, and because information known to exist as it pertains to estimates of fair values of intangible assets, has been preliminarily allocated to assets acquired based on relative estimated fair values, which resulted in the majority being allocated to customer based intangibles, and which is summarized as follows (in thousands):

Inventory	$32
Furniture, fixtures, equipment and vehicles	160
Customer based intangible assets	1,084
Liabilities assumed	(42)
Total	$1,234

Operating results for the acquired catering businesses are included in the Company’s operating results from the dates of acquisitions. The following supplemental pro forma information has been presented on the basis as if the asset acquisitions of the catering businesses had occurred at the beginning of the periods presented (in thousands):

	Nine months ended September 30,
	2006	2007
Sales	$9,743	$11,547
Net loss	$(5,713)	$(9,072)
Net loss per share	$(1.75)	$(0.47)

In July 2007, pursuant to terms of an asset purchase agreement, the Company acquired for approximately $375,000 cash, shares of Company common stock having a fair value of approximately $163,000 based on the closing price as of the date of the agreement, and $50,000 due 60 days from the date of the agreement, purchased among other things, all inventory, furniture, fixtures, equipment, customer lists, leasehold improvements, and owned vehicles used in connection with a retail business operating two stores in San Diego, California. No liabilities were assumed by the Company. The Company also entered in to a five-year lease agreement for one of the store locations from a landlord affiliated with by the seller, and assumed the lease for the other store location. The total purchase price of approximately $600,000 has been preliminarily allocated to assets acquired based on estimated fair values, which resulted in the majority being allocated to customer based identifiable intangible assets, and which is summarized as follows (in thousands):

Inventory and other assets	$12
Furniture, fixtures, equipment and vehicles	30
Customer based intangible assets	558
Total	$600

In September 2007, pursuant to terms of an asset purchase agreement, the Company acquired for approximately $266,000 cash, shares of Company common stock having a fair value of approximately $100,000 based on the closing price as of the date of the agreement, $25,000 due in equal monthly payments within 90 days from the date of the agreement, and related acquisition costs of approximately $22,000, purchased among other things, all inventory, furniture, fixtures, equipment, customer lists, leasehold improvements, and owned vehicles used in connection with a retail business operating one store in San Diego, California. No liabilities were assumed by the Company. The Company assumed the lease for the store location. The total purchase price of approximately $415,000 has been preliminarily allocated to assets acquired based on estimated fair values, which resulted in the majority being allocated to customer based identifiable intangible assets, and which is summarized as follows (in thousands):

Inventory (and other assets)	$11
Furniture, fixtures, equipment and vehicles	25
Customer based intangible assets	379
Total	$415

In September 2007, pursuant to terms of an asset purchase agreement, the Company acquired for approximately $381,000 cash, shares of Company common stock having a fair value of approximately $48,000 based on the closing price as of the date of the agreement, purchased among other things, all inventory, furniture, fixtures, equipment, customer lists, leasehold improvements, and owned vehicles used in connection with a retail business operating two stores in San Diego, California. No liabilities were assumed by the Company. The Company also entered in to a five-year lease agreement for one of the store locations from a landlord affiliated with by the seller, and assumed the lease for the other store location. The total purchase price of approximately $430,000 has been preliminarily allocated to assets acquired based on estimated fair values, which resulted in the majority being allocated to customer based identifiable intangible assets, and which is summarized as follows (in thousands):

Inventory and other assets	$6
Furniture, fixtures, equipment and vehicles	30
Customer based intangible assets	394
Total	$430

Note 5. Commitments and contingencies

The Company leases its cafes, central kitchens and office facilities under non-cancelable operating leases, some with renewal options. Rents are fixed base amounts, some with escalating rents and some with contingent rentals based on sales. Lease provisions also require additional payments for maintenance and other expenses. Rent is expensed on a straight-line basis over the term of the lease. The difference between amounts paid and expensed is recorded as a deferred credit. The Company also leases certain point-of-sale computer hardware and software pursuant to capital leases. Subsequent to December 31, 2006, the Company has entered into new leases, for two locations in Seattle, which provide for minimum future lease payments over five year terms of approximately $811,000, three store leases in Los Angeles, which provide for minimum future lease payments over their five to six year terms of approximately $908,000, and five store leases in San Diego, which provide for minimum future lease payments over their four to five year terms of approximately $1.8 million. The Company has also entered into three leases for delivery vehicles pursuant to capital leases, which provides for additional minimum future lease payments over their four and five year terms of approximately $572,000. Capital lease obligations are for terms ranging from two to five years with interest at 9% to 22%. At September 30, 2007, minimum future annual lease obligations for fiscal years ending September 30 are as follows (in thousands):

2008	$325
2009	231
2010	137
2011	96
2012	46
825
Less amounts representing interest	(161)
$674

From time to time, the Company is subject to various legal proceedings and claims that may arise in the ordinary course of business. Further, in the past, certain vendors have taken legal action against the Company as a result of untimely payment of invoices. In some cases, the courts have stipulated judgment requiring the Company to pay interest and comply with payment schedules. Company management currently believes that resolution of such legal matters will not have a material adverse impact on the Company’s financial statements. We are not a party to any other material legal proceedings nor are we aware of any circumstance that may reasonably lead a third party to initiate material legal proceedings against us. In 2006, a former employee of the Company brought suit against us. The matter was settled for an amount immaterial to the Company’s financial results in June 2007.

Effective January 1, 2007, the Company entered into an employment agreement with a three-year term with its founder and Chief Executive Officer, pursuant to which the executive officer shall receive a base salary at an annual rate of $225,000, subject to annual increases as determined by the Company’s Board of Directors. The Company’s Chief Executive Officer is also eligible for cash bonuses and other typical employment benefits. In addition, effective upon the closing of the merger, the executive officer received 1,246,674 options to purchase shares of the Company’s common stock at an exercise price of $1.38 per share, with a term of 10 years from grant.  Options granted vest 25% after 12 months of employment, with the remainder vesting over the next 36 months, subject to accelerated vesting in the event of a “Change in Control,” as defined in the employment agreement, or in certain other circumstances. Under certain departure circumstances, the executive officer could be eligible to receive payments equal to one year’s salary and benefits.

Note 6. Subsequent Events

In October 2007, the Company entered into a securities purchase agreement with select accredited investors related to the sale of Company common stock and warrants to purchase shares of Company common stock at a price of $1.75 for one share and .45 warrants. The Company closed its private placement, pursuant to which it issued an aggregate of 3,264,426 shares of Company common stock and warrants to purchase an aggregate of 1,468,990 shares of Company common stock at an exercise price of $2.50 per share with a five year term. The aggregate gross proceeds raised by the Company were approximately $5.7 million, before placement fees of $140,000. In connection with the private placement, the Company entered into a registration rights agreement with the investors, requiring the Company to file with the Securities and Exchange Commission an initial registration statement covering the resale of the common stock and the common stock issuable upon exercise of the warrants within 30 days following the closing of the private placement. In addition, the Company is required to cause the registration statement to be declared effective by the Securities and Exchange Commission 90 to 180 days following the close of the private placement, depending on certain conditions. If the Company does not file the registration statement by the required filing date or the Securities and Exchange Commission does not declare the registration statement effective by the required effective date (together, the “Event Date”), then the Company will be required to pay liquidated damages to each investor equal to 1% of the aggregate investment amount paid by each such investor on the Event Date and on each monthly anniversary of the Event Date until such filing or effective date has occurred, with the maximum liquidated damages payable by the Company capped at 10% of the aggregate investment amount paid by each such investor.

On October 18, 2007, pursuant to terms an asset purchase agreement, the Company acquired for $2.4 million cash, shares of Company common stock having a fair value of $250,000 based on the closing price as of the date of the agreement, $150,000 due 90 days from the closing date and another $150,000 due 120 days after the close, and upon the occurrence of certain events, additional shares of Company having a fair value of $50,000 based on the closing price as of the date of the agreement, all inventory, furniture, fixtures, equipment, customer lists, leasehold improvements, and owned vehicles used in connection with a catering and retail business operating three stores in San Diego, California. The Company also entered into a consulting agreement with the three sellers providing for those individuals to provide consulting services to the Company for a one year period, pursuant to which, among other things, the Company will pay monthly fees of $35,000. Other than the Company’s assumption of the leases for the three locations, no other liabilities were assumed. The total purchase price of approximately $3.0 million will be allocated to assets acquired based on estimated fair values, which will result in the majority being allocated to customer based identifiable intangible assets.

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

Overview

Organization and Business - Organic Holding Company, Inc., d/b/a Organic To Go, whose name was changed to Organic To Go, Inc. effective February 27, 2007, is a wholly-owned subsidiary of Organic To Go Food Corporation and was incorporated in the state of Delaware in February 2004. We provide convenient cafés which prepare and serve “grab and go” lunch, dinner, and breakfast foods and beverages prepared using organic ingredients, whenever possible. We also distribute our products through delivery, catering and select wholesale accounts. In October 2006, we expanded our catering operations in the California area by acquiring the assets of a catering operation headquartered in Los Angeles, California. In March 2007, we expanded our catering operations by acquiring the assets of a catering operation located in Seattle, Washington, and in July and September 2007 we further expanded our operations by acquiring the assets of six retail and catering stores in San Diego, California. In February 2007 we completed a reverse merger with a public shell company named SP Holding Corporation. At September 30, 2007, we operated five stores in Washington and seventeen stores in California, with central kitchens in each market.

Management believes we have the opportunity to capture increasing market share in all three of our businesses: Delivery/Catering, Retail, and Wholesale “grab & go” convenience foods, by providing customers with delicious, healthy, wholesome and organic food choices. Management is focused in the near and long term on the challenges and risks that we face in expanding our business. These include our ability to obtain retail, catering and wholesale locations, building a sufficient infrastructure to support our expansion, and obtaining a customer base and margin improvement sufficient to achieve and sustain profitability.

Basis of Presentation and Liquidity - Since our inception, we have funded operations and business development and growth through debt and equity financings. In this regard, during 2006, we raised approximately $8.1 million pursuant to sales of debt and equity securities in connection with our private placement and subordinated debt offerings. Further, during the three months ended March 31, 2007, proceeds of approximately $6.9 million were received from the sale of equity securities in connection with the merger and private placement, and approximately $5.3 million of notes payable were converted into shares of common stock.  Additionally, during the three months ended June 30, 2007, proceeds of approximately $6.7 million were received from the sale of debt and equity securities. In October 2007, the Company closed its private placement offering and issued approximately 3.2 million shares of Company common stock and warrants to purchase approximately 1.5 million shares of Company common stock. The aggregate gross proceeds raised by the Company were approximately $5.7 million. Our management intends to continue to be engaged in additional fund-raising activities to fund future capital expenditures, potential acquisitions of businesses, and provide additional working capital.

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

Use of Estimates - In preparing the financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting years. Actual results could differ from those estimates. The more significant accounting estimates inherent in the preparation of our financial statements include estimates as to the depreciable lives of property and equipment, recoverability of long-lived assets, valuation of inventories, valuation of equity related instruments issued, and valuation allowance for deferred income tax assets.

Inventory - Inventory, which consists primarily of food, beverages and packaging products, is stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. In assessing the ultimate realization of inventories, our management makes judgments as to future demand requirements compared to current inventory levels.

Impairment of Long-lived Assets - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Impairment of long-lived assets would be recognized in the event that the net book values of such assets exceed the future undiscounted cash flows attributable to such assets. No impairment of long-lived assets was recognized for any of the periods presented.

Intangible Assets - In connection with acquisitions in 2006 and 2007, of certain assets of catering businesses and other retail store locations we acquired certain identifiable intangible assets including customer-based intangibles. These acquisitions have been accounted for in accordance with SFAS No. 141. Amounts allocated to intangible assets were identified by management and have been valued on a number of factors. The estimate of useful lives of each intangible asset was based on an analysis by management of all pertinent factors, and selected an estimated useful life of two years for each identifiable intangible asset.

Revenue Recognition - Revenues are recognized at the point of sale at retail locations or upon delivery of products for delivery and wholesale transactions.

Cost of Sales - Cost of sales includes the cost of food, beverages and paper products.

Income Taxes - We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for expected future tax consequences of events that have been included in financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts expected to be realized. We continue to provide a full valuation allowance in order to reduce our net deferred tax asset to zero, inasmuch as our management has not determined that realization of deferred tax assets is more likely than not. The provision for income taxes represents the tax payable for the period and change during the period in net deferred tax assets and liabilities.

Stock-based Compensation - In December 2004, the FASB released SFAS 123R. SFAS 123R sets forth the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise, or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires instead that such transactions be accounted for using a fair-value-based method, which requires recording an expense over the requisite service period for the fair value of all options or warrants granted to employees and consultants. We adopted SFAS 123R effective beginning January 1, 2006.

Results of Operations

Three months ended September 30, 2006 and 2007

Sales -   Sales for the three months ended September 30, 2007 increased approximately 65%, to $3.7 million, as compared with $ 2.3 million for the comparative prior year period. Retail sales were $1.8 million during the three months ended September 30, 2007, an increase of 38% over $1.3 million during the comparative prior year period. Retail sales comprised 49% of total sales in the 2007 period as compared with 57% in the comparative prior year period. Delivery/Catering sales were $1.4 million during the three months ended September 30, 2007, an increase of $658,000 over $742,000 for the comparative prior year period. Delivery/Catering sales comprised 41% of total sales in the 2007 period as compared with 32% for the comparative prior year period. Wholesale sales were $548,000 during the three months ended September 30, 2007, an increase of $312,000 over $236,000 during the comparative prior year period. Wholesale sales comprised 13% of total sales in the 2007 period as compared with 10% in 2006. The increases in Retail, Delivery/Catering and Wholesale were due to increased business volume.

Cost of Sales - Cost of sales includes the cost of food and paper products. Cost of sales for the three months ended September 30, 2007 increased approximately 60%, to $1.8 million, as compared with $1.1 million for the comparative prior year period. Cost of sales for the three months ended September 30, 2007 were approximately 47% of sales as compared with 49% during the comparative prior year period, and as compared to 48% for the immediately preceding three months ended June 30, 2007.

Gross Profit - Gross profit increased approximately 69%, to $2.0 million for the three months ended September 30, 2007, as compared with $1.2 million for the three months ended September 30, 2006. Gross profit for the three months ended September 30, 2007 were approximately 53% of sales as compared with 51% during the comparative prior year period, and as compared to 53% for the immediately preceding three months ended June 30, 2007.

Operating Expenses - Operating expenses for the three months ended September 30, 2007 increased approximately 99%, to $4.8 million, as compared with $2.4 million for the three months ended September 30, 2006. Operating expenses are comprised primarily of labor, and, to a lesser extent, occupancy and utilities, and selling, general and administrative expenses. Operating expenses increased during the three months ended September 30, 2007, as compared with the three months ended September 30, 2006, primarily due to increased labor and related costs as a result of continued growth since the prior year, including the acquisitions of two catering businesses and new store locations, incremental costs of being a public company and preparing for future growth. During the three months ended September 30, 2007, we recorded $498,000 in non-recurring, one-time expenses, including significant upfront expenses in researching and opening locations in San Diego, the first new geographic territory since the acquisition of Briazz in 2005.

Depreciation and Amortization - Depreciation and amortization expense for the three months ended September 30, 2007 increased to $871,000, as compared with $252,000 for the three months ended September 30, 2006, due primarily to amortization of identifiable intangible assets acquired in the catering businesses acquisitions in October 2006 and March 2007, and to having more assets in service. Depreciation and amortization for the three months ended September 30, 2007 were approximately 23% of sales as compared with 11% during the comparative prior year period 2006.

Loss from Operations - Loss from operations for the three months ended September 30, 2007, increased to approximately $3.7 million as compared with $1.5 million for the three months ended September 30, 2006. The increase in loss from operations over the comparative prior year period is the result of the increase in gross profit of $804,000 being offset by the $2.4 million increase in operating expenses and a $619,000 increase in depreciation and amortization.

Interest Expense, Net- Interest expense, net for the three months ended September 30, 2007, decreased from the comparative prior year period to approximately $45,000. The decrease was primarily due to lower debt balances due primarily to the conversion to equity of $5.3 million of debt in March 2007.

Net Loss - Net loss for the three months ended September 30, 2007, increased to approximately $3.7 million as compared with $2.2 million for the three months ended September 30, 2006.

Nine months ended September 30, 2006 and 2007

Sales -   Sales for the nine months ended September 30, 2007 increased approximately 67%, to $11.2 million, as compared with $6.7 million for the comparative prior year period. Retail sales were $5.0 million during the nine months ended September 30, 2007, an increase of 25% over $4.0 million during the comparative prior year period. Retail sales comprised 45% of total sales in the 2007 period as compared with 59% in the comparative prior year period. Delivery/Catering sales were $4.7 million during the nine months ended September 30, 2007, an increase of $2.7 million, or 135%, over $2.0 million for the comparative prior year period. Delivery/Catering sales comprised 42% of total sales in the 2007 period as compared with 30% for the comparative prior year period. Wholesale sales were $1.5 million during the nine months ended September 30, 2007, an increase of $800,000 as compared to $700,000 during the comparative prior year period. Wholesale sales comprised 13% of total sales in the 2007 period as compared with 10% in 2006. The increases in Retail, Delivery/Catering and Wholesale were due to increased business volume.

Cost of Sales - Cost of sales includes the cost of food and paper products. Cost of sales for the nine months ended September 30, 2007, increased approximately 63%, to $5.4 million, as compared with $3.3 million for the comparative prior year period. Cost of sales for the nine months ended September 30, 2007 were approximately 48% as a percent of sales as compared with 49% during the comparative prior year period.

Gross Profit- Gross profit increased approximately 71%, to $5.8 million for the nine months ended September 30, 2007, as compared with $3.4 million for the nine months ended September 30, 2006. Gross profit for the nine months ended September 30, 2007 were approximately 52% of sales as compared with 51% during the comparative prior year period.

Operating Expenses - Operating expenses for the nine months ended September 30, 2007 increased approximately 82%, to $12.2 million, as compared with $6.7 million for the nine months ended September 30, 2006. Operating expenses are comprised primarily of labor, and, to a lesser extent, occupancy, utilities, and selling, general and administrative expenses. Operating expenses increased during the nine months ended September 30, 2007, as compared with the nine months ended September 30, 2006, primarily due to increased labor and related costs as a result of continued growth since the prior year, including the acquisition of two catering businesses, and preparing for future growth. During the nine months ended September 30, 2007, we recorded $498,000 in non-recurring, one-time expenses, including significant upfront expenses to research and open locations in San Diego, the first new geographic territory since the acquisition of Briazz in 2005.

Depreciation and Amortization - Depreciation and amortization expense for the nine months ended September 30, 2007 increased to $2.0 million as compared with $592,000 for the nine months ended September 30, 2006, due primarily to amortization of identifiable intangible assets acquired in the catering businesses acquisitions in October 2006 and March 2007, and to having more assets in service. Depreciation and amortization for the nine months ended September 30, 2007 were approximately 18% of sales as compared with 9% during the comparative prior year period.

Loss from Operations - Loss from operations for the nine months ended September 30, 2007, increased to approximately $8.4 million as compared with $3.9 million for the nine months ended September 30, 2006. The increase in loss from operations over the comparative prior year period is the result of the increase in gross profit of $2.4 million being offset by the $5.5 million increase in operating expenses, and increase in depreciation and amortization of $1.4 million

Interest Expense, Net - Interest expense, net for the nine months ended September 30, 2007, decreased to $460,000 as compared with $714,000 for the nine months ended September 30, 2006. The decrease was primarily due to the increase in debt from July 2006 through March 2007, prior to $5.3 million of debt being converted into equity in March 2007.

Net Loss - Net loss for the nine months ended September 30, 2007 increased to approximately $8.9 million as compared with $4.6 million for the nine months ended September 30, 2006.

Liquidity and Capital Resources

As planned, we have funded operations through financing activities consisting primarily of private placements of debt and equity securities. Our management intends to raise additional debt and equity financing to fund future expansion and capital expenditures, operations and to provide additional working capital, and in this regard, during 2006, we raised approximately $8.1 million pursuant to sales of debt and equity securities in connection with our 2006 private placement and subordinated debt offerings. Further, during the three months ended March 31, 2007, proceeds of approximately $6.9 million were received from the sale of equity securities in connection with the merger and private placement, and approximately $5.3 million of notes payable were converted into shares of common stock.  Additionally, during the three months ended June 30, 2007, proceeds of approximately $6.7 million were received from the sales of debt and equity securities. In October 2007, we closed a private placement offering and issued approximately 3.2 million shares of common stock and warrants to purchase approximately 1.5 million shares of common stock. The aggregate gross proceeds raised by us was approximately $5.7 million. We intend to continue to be engaged in additional fund-raising activities to fund future capital expenditures, potential acquisitions of businesses, and provide additional working capital.

Net cash used by operating activities was approximately $ 7.3 million in the nine months ended September 30, 2007 and $3.6 million in the nine months ended September 30, 2006. The increase in cash used by operating activities was due primarily to the increase in net loss as adjusted for depreciation and amortization expense.

Net cash used in investing activities was approximately $4.4 million and $314,000 for the nine months ended September 30, 2007 and 2006, respectively. Uses of cash flow for investing activities in 2007 primarily relate to capital expenditures associated with business expansion for the acquisition of store and kitchen fixtures, equipment and leasehold improvements.

Net cash provided by financing activities was approximately $11.7 million and $4.4 million for the nine months ended September 30, 2007 and 2006, respectively. The increase of net cash provided in 2007 was due to an increase in proceeds, net of issuance costs, from the issuance of common stock in March and June, 2007 private placements.

In October 2007, we entered into a securities purchase agreement with select accredited investors related to the sale of common stock and warrants to purchase shares of common stock at an exercise price of $1.75 for one share and .45 warrants. We closed the private placement in October 2007, and issued an aggregate of 3,264,426 shares of common stock and warrants to purchase an aggregate of 1,468,990 shares of common stock at an exercise price of $2.50 per share with a five year term. The aggregate gross proceeds raised by the us was approximately $5.7 million, before placement fees of $140,000. In connection with the private placement, we entered into a registration rights agreement with the investors, requiring the Company to file with the Securities and Exchange Commission an initial registration statement covering the resale of common stock and the common stock issuable upon exercise of the warrants within 30 days following the closing of the private placement. In addition, we are required to cause the registration statement to be declared effective by the Securities and Exchange Commission 90 to 180 days following the close of the private placement, depending on certain conditions. If we do not file the registration statement by the required filing date or the Securities and Exchange Commission does not declare the registration statement effective by the required effective date, then we will be required to pay liquidated damages to each investor equal to 1% of the aggregate investment amount paid by each such investor on the Event Date and on each monthly anniversary of the Event Date until such filing or effective date has occurred, with the maximum liquidated damages payable by the Company capped at 10% of the aggregate investment amount paid by each such investor.

On October 18, 2007, pursuant to terms an asset purchase agreement, we acquired for $2.4 million cash, shares of common stock having a fair value of $250,000 based on the closing price as of the date of the agreement, $150,000 due 90 days from the closing date and another $150,000 due 120 days after the close, and upon the occurrence of certain events, additional shares of common stock having a fair value of $50,000 based on the closing price as of the date of the agreement, all inventory, furniture, fixtures, equipment, customer lists, leasehold improvements, and owned vehicles used in connection with a catering and retail business operating three stores in San Diego, California. No liabilities were assumed by us. We also assumed the leases for the three locations.

We lease our cafes, central kitchens and office facilities under non-cancelable operating leases, some with renewal options. Rents are fixed base amounts, some with escalating rents and some with contingent rentals based on sales. We also lease certain point-of-sale computer hardware and software pursuant to capital leases. Subsequent to December 31, 2006, we have entered into new leases, for two locations in Seattle, which provide for minimum future lease payments over five year terms of approximately $811,000, three store leases in Los Angeles, which provide for minimum future lease payments over their five to six year terms of approximately $908,000, and five store leases in San Diego, which provide for minimum future lease payments over their four to five year terms of approximately $1.8 million. In addition, we have also entered into three leases for delivery vehicles pursuant to capital leases, which provide for additional minimum future lease payments over their four and five year terms of approximately $572,000.

Item 3. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures .

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

(b) Changes in Internal Control Over Financial Reporting .

During the fiscal quarter ended September 30, 2007, there were no changes to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ORGANIC TO GO FOOD CORPORATION

Dated: November 13, 2007	By:	/s/ Jason Brown
Jason Brown, Chairman and Chief Executive Officer
(Principal Executive Officer)