Form 10-K
period 2007-12-31
Organic To Go Food CORP
filed 2008-03-31
CIK 1014343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File No. 0-21061

ORGANIC TO GO FOOD
CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-2044990 (I.R.S. Employer Identification No.)

3317 Third Avenue South
Seattle, Washington 98134
(Address principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value
Title of class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒     No ☐

1

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 29, 2007, was $37,235,981. Shares of common stock held by officers, directors and by each person that owned more than 5% of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

  As of March 11, 2008, there were issued and outstanding 36,329,755 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference from the registrant’s definitive proxy statement for its 2008 Annual Meeting of Stockholders (to be filed pursuant to Regulation 14A).

2

Forward-Looking Statements

The following discussion contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which involve risks and uncertainties. Forward-looking statements generally include words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and words of similar import as well as the negative of those terms. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. All forward-looking statements included in this Annual Report on Form 10-K are based on current expectations and are subject to important factors that could cause actual results to differ materially from those projected in the forward-looking statements. Such important factors include, but are not limited to, those discussed below under “Risk Factors” and elsewhere in this Annual Report and in other documents we file with the Securities and Exchange Commission (the “SEC”).

PART I

Item 1. Business.

Our Company

We were incorporated in Florida on March 16, 1994 and reincorporated in Delaware on September 26, 2000. For the years ended December 31, 2006, 2005 and 2004, we were a non-operating shell company and our business operations were limited to sustaining a public shell vehicle.

On February 12, 2007, we acquired Organic Holding Company, Inc., an organic food services company, through a reverse merger with our wholly owned subsidiary. As a result of the merger, Organic Holding Company, Inc. became our wholly owned subsidiary and was renamed “Organic To Go, Inc.” On May 16, 2007, our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation to change our name from SP Holding Corporation to Organic To Go Food Corporation.

Our principal executive offices are located at 3317 Third Avenue South, Seattle, Washington 98134 and our telephone number is (206) 838-4670.

Overview of Our Business

We prepare and serve classic American cuisine. We use organic ingredients when possible and always natural ingredients without pesticides and other harmful additives. Customers can get our food at our convenient USDA certified Retail Cafés, through our Delivery/Casual Catering Services and at specific locations where our “grab-and-go” meals are sold via a wholesale relationship. Our target customers are white collar office workers as well as students and employees of colleges and universities. We currently maintain twenty-six Retail Cafés in the Seattle, Washington, Los Angeles, California, and San Diego, California vicinities. We have an agreement with Compass Group, Inc., pursuant to which Compass Group, Inc. maintains twenty three of our “grab-and-go” locations on the Microsoft Corporate Campus near Seattle, Washington. We also provide sandwiches and other “grab-and-go” food to independent coffee vendors at the Los Angeles International Airport. We operate “grab-and-go” locations at universities in the Seattle, Washington and Los Angeles, California areas, including the University of Washington Medical Center, the University of Southern California and the University of California, Los Angeles.

Our Product

We provide a delicious and healthy alternative to typical fast food options, lunch box deliveries and casual catering. We serve a wide range of organic, natural and wholesome meals, which include everything from ham and cheese sandwiches to deli-style roast beef sandwiches and veggie packed salads. We proactively source producers and manufacturers who use sustainable farming and/or production practices as an integral part of our overall mission to provide wholesome “clean” food from farm to table. We also use alternative packaging such as biodegradable and recycled plastics, and sugar cane based disposable tableware to minimize the environmental impact of convenience packaging for “grab-and-go” meals.

We offer packaged and private label food products from key vendors prepared using our specifications, and deliver them directly to our Retail Café and Delivery/Casual Catering Services customers. We prepare or assemble our products at one of two assembly kitchens in Seattle, Washington and Los Angeles, California. Orders that we take via the Internet or by telephone are routed to dedicated customer service centers in Seattle and Los Angeles and are processed in real time. While less than 15% of the orders placed are for “same day” delivery, there is a growing need for this service, thus we are increasing our ability to provide “same day” delivery, particularly to businesses in proximity to our Retail Cafés. Our Retail Cafés generally operate Monday through Friday from 7:00 a.m. to 4:30 p.m. We provide delivery and catering services after-hours and on weekends.

More than 70% of our products currently offered are organic. When our food is not organic it is either something such as water or salt which cannot be certified or is made up from all natural ingredients sourced under careful preset guidelines to insure the highest quality products available. In February 2006, we became the first fast-casual restaurant and retailer to be USDA certified as “Organic” by Quality Assurance International, the leading third-party certification agency in the organic foods industry.

Business Channels

We offer our food products through three primary business channels or units: Retail Cafés; Delivery/Casual Catering Services; and Wholesale, which accounted for approximately 45%, 41% and 14%, of our total sales, respectively, in 2007. Our core customer base consists of “white collar” workers, college students and employees.

Retail Cafés

We currently operate 26 cafés in the Seattle, Washington, Los Angeles and San Diego, California vicinities. We operate Retail Cafés in large multi-tenant buildings and on large college campuses. We believe these retail locations serve as billboards for our Delivery/Casual Catering Services and branded Wholesale units.

Comparing the 12 months ended December 31, 2007, with the same period in 2006, same store (comparable) sales decreased approximately 2% for Retail Cafés open longer than a year. The average sales ticket for our Retail Cafés was approximately $6.67 in 2007 and approximately $5.60 in 2006. The prices of the products we sell in our Retail Cafés range from $0.49 to $11.99.

Delivery/Casual Catering Services

We also distribute our products through delivery and catering services. Customers of our Delivery/Casual Catering Services unit currently include, among others, Starbucks Corporate Headquarters, Microsoft, Westin Hotels, Washington Mutual Bank, T-Mobile, NBC, Google, Amazon, Qualcomm and several movie studios. Approximately 80% of our delivery orders are repeat orders from customers who have ordered five or more times.

Wholesale

Our Wholesale business is growing and we believe that it presents a tremendous opportunity to build our brand. Wholesale sales currently represent approximately 14% of our revenue. Current Wholesale customers include the University of California, Los Angeles, University of Southern California, Cal State Pomona, Cal State Long Beach, University of Washington, Children’s Hospital of Seattle, Washington, NBC Studios and Euro Coffee at the Los Angeles International Airport.

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

According to the Organic Trade Association’s (OTA) 2007 Manufacturer Survey, the market for organic foods grew by 20.9% in 2006. The survey also found that sales of organic foods during 2006 totaled $16.7 billion, which constituted 2.8% of total U.S. food sales. This strong growth is consistent with annual growth rates since 1997, all of which have been between 15% and 21% per year.

The OTA 2007 Survey also estimated that the use of organic products in the United States food service industry is increasing annually by a rate of 21% per year. According to the survey, as recently as 2004, $330 million in natural/organic food sales, or only 5% of all natural/organic sales, were sold into the food service channel. Traditionally, retail food sales constitute roughly 70% of total food sales and food service sales constitute roughly 30%.

Additional industry information is available at the OTA’s website, www.OTA.com or the Organic Center’s website, www.Organic-Center.org.

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

Expansion Plans

We intend to grow internally and through acquisitions by adding catering companies and café locations that are consistent with our core business focus. In each of the markets where we operate, we plan to take advantage of our scalability and acquire local catering companies with strong ties to the region’s corporate community. We also intend to work closely with landlords and property managers to upgrade the amenities they offer in their buildings by making our Delivery/Casual Catering Services and food products available to their tenants. In addition, by the end of the calendar year we expect to grow our Wholesale business by strategically aligning with large retail stores. There can be no assurance, however, that we will acquire or open such additional café locations or catering companies or enter into any such strategic alliances.

Recent Acquisitions

Acquisition of Brother’s Restaurant & Deli

On October 19, 2007, we acquired Brother’s Restaurant & Deli, adding three Retail Cafés and two catering facilities in San Diego, California. The purchase price was comprised of $2.4 million cash, shares of common stock having a fair value of $250,000 based on the closing price as of the date of the agreement, $150,000 due 90 days from the closing date and another $150,000 due 120 days after the close, and upon the occurrence of certain events, additional shares of common stock having a fair value of $50,000 based on the closing price as of the date of the agreement. No liabilities were assumed by us. We also assumed the leases for the three locations. Brother’s generated approximately $3.0 million in revenue in 2006.

Acquisition of Jackrabbit, LLC

On March 9, 2007, we acquired substantially all of the assets of Jackrabbit, LLC, a Seattle-based catering business for cash of approximately $630,000, a $150,000 promissory note and 400,000 shares of common stock. Jackrabbit has been serving downtown Seattle businesses since 1996 with premium box lunches and casual catering. Jackrabbit generated approximately $1.85 million in revenue in 2006.

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

Suppliers

We have not experienced any material shortages of food, equipment, fixtures or other products which are necessary to our operations and we anticipate no such shortages of products. Sysco Food Service and Amercian Paper and Plastics are our two principal suppliers of food products and paper and packaging supplies. Sysco Food Services supplies approximately 27.5% of all products purchased and American Paper and Plastic supplies approximately14.6% of all products purchased. Generally, alternate suppliers are available for all of our raw materials and supplies.

Dependence on Major Customers

We are not dependent on any major customers. No single customer of ours accounted for more than 10% of our total sales during 2007.

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

Government Regulation

 We operate in the perishable food industry. The development, manufacture and marketing of products sold by us may be subject to extensive regulation by various government agencies, including the U.S. Food and Drug Administration and the U.S. Federal Trade Commission, as well as various state and local agencies. These and other agencies regulate production processes, product attributes, packaging, labeling, advertising, storage and distribution and establish and enforce standards for safety, purity and labeling. In addition, other governmental agencies (including the U.S. Occupational Safety and Health Administration), establish and enforce health and safety standards and regulations in the workplace, including those in our retail locations. Our retail locations are subject to inspection by federal, state, and local authorities.

Information Technology

We have integrated information technology systems that facilitate efficient and scalable operations throughout our operations.

Employees

As of March 11, 2007, we had a workforce of approximately 316 employees, consisting of 251 full-time and 65 part-time employees. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppages.

Trademark and Website

We have registered our stylized logo, and we have registered the Internet domain name “www.organictogo.com.”

Item 1A. Risk Factors

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

Risks Related to Our Company

Our limited operating history makes it difficult for investors to evaluate our business and the risks and uncertainties frequently encountered by new companies.

Our current business operations were founded in November 2004, and as a result, we have a limited operating history. This limited operating history and the unpredictability of our industry make it difficult for investors to evaluate our business and future operating results. An investor in our securities must consider the risks, uncertainties and difficulties frequently encountered by companies in new and rapidly evolving markets. The risks and difficulties we face include challenges in accurate financial planning as a result of limited historical data and the uncertainties resulting from having had a relatively limited time period in which to implement and evaluate our business strategies as compared to older companies with longer operating histories.

If we fail to open new Retail Cafés and expand our Delivery/Casual Catering Services and Wholesale operations we may not be able to achieve profitability.

Our growth strategy requires us to open new Retail Cafés and expand our Delivery/Casual Catering Services and Wholesale operations through acquiring other companies or in greenfield locations. The success of our planned expansion will be dependent upon numerous factors, many of which are beyond our control, including the following:

•	hiring, training and retention of qualified operating personnel;

•	identification and successful negotiation for the purchase of suitable acquisition targets;

•	identification and availability of suitable properties;

•	negotiation of favorable lease terms;

•	timely development of new Retail Café, Delivery/Casual Catering Services and Wholesale operations;

•	the successful integration of the operations of acquired companies;

•	management of construction and development costs of Retail Café, Delivery/Casual Catering Services and Wholesale operations;

•	competition in our markets; and

•	general economic conditions.

Delays or failures in opening new Retail Cafés or in expanding our Delivery/Casual Catering Services and Wholesale operations could materially adversely affect our business, financial condition, operating results or cash flows. Further, any new Retail Café, Delivery/Casual Catering Services or Wholesale operation we open or acquire may not be able to obtain similar operating results to those of our existing operations.

In order to support our future expansion and growth plans we may need additional financing, which may not be available on satisfactory terms or at all.

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

We may seek to raise additional financing through equity offerings, debt financings or additional corporate collaboration and licensing arrangements. To the extent we raise additional capital by issuing equity securities, our stockholders may experience dilution. To the extent that we raise additional capital by issuing debt securities, we could incur substantial interest obligations, may be required to pledge assets as collateral for the debt and may be constrained by restrictive financial and/or operational covenants. Debt financing would also be superior to the stockholders’ interests in bankruptcy or liquidation.

Our reliance on our suppliers and distributors subjects us to a number of risks, including possible delays or interruptions in supplies, diminished direct control over quality and a potential lack of adequate raw material capacity.

We depend on our suppliers and distributors for the operation of our business. Any disruption in the supply of or degradation in the quality of the raw materials provided by our suppliers could have a material adverse effect on our business, operating results and financial condition. In addition, such disruptions in supply or degradations in quality could have a long-term detrimental impact on our efforts to develop a strong brand identity and a loyal consumer base. Although we maintain relationships with a number of suppliers and always attempt to have more than one potential supplier for any required item, there can be no assurance that we will be able to continue to maintain multiple supply sources. If any supplier or distributor fails to perform as anticipated, or if there is a termination or any disruption in any of these relationships for any reason, it could have a material adverse effect on results of operations.

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

From July through October 2007, we purchased a total of eight stores in San Diego, California, in order to facilitate our initial entry into the San Diego market. We anticipate that our new Retail Cafés, Delivery/Casual Catering Services and Wholesale operations will typically take several months to reach budgeted operating levels due to challenges commonly associated with new businesses, including lack of market awareness, inability to hire sufficient staff and other factors. Although we will attempt to mitigate these factors by careful attention to training and staffing needs, there is a risk that we will not be successful in operating our new Retail Cafés, Delivery/Casual Catering Services and Wholesale operations on a profitable basis. New markets that we enter may have different competitive conditions, consumer tastes and discretionary spending patterns than our existing markets, which may cause our new Retail Cafés, Delivery/Casual Catering Services and Wholesale operations in those new markets to be less successful than those in our existing markets.

Our expansion may strain our administrative, financial and informational infrastructure, which could slow our development.

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

Our operation as a public company subjects us to evolving corporate governance and public disclosure regulations that result in significant expenses and liability exposures.

As a public company, we incur significant legal, accounting and other expenses that non-public companies may not incur. We incur costs associated with our public company reporting requirements. We also incur costs associated with corporate governance requirements, including certain requirements under the Sarbanes-Oxley Act of 2002, as well as new rules implemented by the SEC and the Financial Industry Regulatory Authority. We expect these rules and regulations, to increase significantly our legal and financial compliance costs and to make some activities more time-consuming and costly. Like many smaller public companies, we face a significant impact from required compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires management of public companies to evaluate the effectiveness of internal control over financial reporting and the independent auditors will eventually have to attest to the effectiveness of such internal controls and the evaluation performed by management. The SEC has adopted rules implementing Section 404 for public companies as well as disclosure requirements. The Public Company Accounting Oversight Board, or PCAOB, has adopted documentation and attestation standards that the independent auditors must follow in conducting its attestation under Section 404. We have taken action to comply with Section 404; however, there can be no assurance that we will be able to meet effectively all of the requirements of Section 404 as known to us in the currently mandated timeframe. Any failure to implement effectively new or improved internal controls, or to resolve difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet reporting obligations or result in management being required to give a qualified assessment of our internal controls over financial reporting or our independent auditors providing an adverse opinion regarding management’s assessment. Any such result could cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

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

All of our current management, other than Andrew Jacobs and Michael Gats, was previously the management of our operating subsidiary, Organic To Go, Inc., which we acquired in a reverse merger on February 12, 2007. Prior to that time, our subsidiary was a private company without public reporting obligations. As a result, prior to the merger, our management had committed limited personnel and resources to the development of the external reporting and compliance obligations that would be required of a public company. We have taken and will continue to take measures to address and improve our financial reporting and compliance capabilities. If our financial and managerial controls, reporting systems or procedures fail, we may not be able to provide accurate financial statements on a timely basis or comply with the Sarbanes-Oxley Act of 2002 as it applies to us. Any failure of our internal controls or our ability to provide accurate financial statements could cause the trading price of our common stock to decrease substantially.

We depend on our key personnel, and the loss of their services may adversely affect our business.

We are highly dependent upon the efforts of our senior management team. The death or departure of any of our key personnel could have a material adverse effect on our business. In particular, the loss of Jason Brown, our Chief Executive Officer and Chairman, could significantly impact our ability to operate and grow and could cause performance to differ materially from projected results. We have a $3 million “key man” insurance policy covering Mr. Brown.

Our past activities prior to our merger with Organic Holding Company, Inc., may lead to future liability for the combined companies.

Prior to February 12, 2007, we were engaged in businesses and were managed by parties unrelated to that of our new operations. Any liabilities relating to such prior business may have a material adverse effect on us.

Risks Related to Our Industry

We operate in a highly competitive industry where many of our competitors are larger and have more resources than we do.

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

We are in the perishable food industry. The development, manufacture and marketing of products sold by us are subject to extensive regulation by various government agencies, including the U.S. Food and Drug Administration and the U.S. Federal Trade Commission, as well as various state and local agencies. These agencies regulate production processes, product attributes, packaging, labeling, advertising, storage and distribution. These agencies establish and enforce standards for safety, purity and labeling. In addition, other governmental agencies (including the U.S. Occupational Safety and Health Administration), establish and enforce health and safety standards and regulations in the workplace, including those in our retail locations. Our retail locations will be subject to inspection by federal, state and local authorities. Although we intend to comply at all times with all such laws and regulations, including obtaining and maintaining all necessary permits and licenses relating to our operations, there is a risk that we may not be able to comply with such laws and regulations on a timely basis, or at all. Our failure to comply with applicable laws and regulations could subject us to civil remedies including fines, injunctions, recalls or seizures as well as potential criminal sanctions. In addition, compliance or attempted compliance with governmental laws and regulations may result in significant time or cost expenditures, which could delay or preclude us from marketing our products or continuing or expanding our operations.

Risks Relating to Ownership of Our Common Stock

The market price of our common stock may be highly volatile, which may result in a significant decline in the value of our common stock.

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

Although our common stock is currently quoted on the OTC Bulletin Board, trading may be extremely sporadic. A more active market for our common stock may not develop. Accordingly, you may have to bear the economic risk of an investment in our common stock indefinitely.

We may not be able to list our common stock on a securities exchange, which may affect the liquidity of our common stock.

We intend to seek to have our common stock listed on the American Stock Exchange or the NASDAQ Stock Market as soon as practicable. However, we may not be able to initially meet or maintain the listing standards of either of those or any other stock exchange. In addition, if we fail to meet the listing standards set forth by the SEC regulations, various requirements may be imposed on broker-dealers who sell our securities to persons other than established customers and accredited investors. These requirements may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity and make it more difficult for us to raise additional capital.

We have a substantial number of convertible securities outstanding, which if fully exercised could require us to issue a significant number of shares of our common stock and result in substantial dilution to existing stockholders.

As of March 11, 2008, we had outstanding options and warrants to purchase up to 4,914,938 and 12,386,608 shares of common stock, respectively. In the event these securities are exercised, you could suffer substantial dilution in terms of your percentage ownership of your common stock.

A large number of additional shares may be sold into the public market in the near future, which may cause the market price of our common stock to decline significantly, even if our business is doing well.

Sales of a substantial amount of common stock in the public market, or the perception that these sales may occur, could adversely affect the market price of our common stock. On a fully diluted basis, we had 36,763,476 shares of common stock outstanding as of March 11, 2008. If these shares of common stock are registered or otherwise become eligible for public sale, the market price of our common stock could decline significantly.

We have not and do not intend to pay any dividends. As a result, you may only be able to obtain a return on investment in our common stock if its value increases.

Our current management has not paid dividends in the past and does not plan to pay dividends in the near future. We expect to retain earnings to finance and develop our business. In addition, the payment of future dividends will be directly dependent upon our earnings, our financial needs and other similarly unpredictable factors. As a result, the success of an investment in our common stock will depend upon future appreciation in its value. The price of our common stock may not appreciate in value or even maintain the price at which you purchased our shares.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

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

Item 3. Legal Proceedings.

On January 8, 2008, Esther Sanchez, a former employee of Organic To Go, Inc., our wholly owned subsidiary, brought suit against us seeking damages in the Superior Court of the State of California for the County of Los Angeles claiming wrongful termination, sexual harassment and related causes of action in connection with the termination of Ms. Sanchez’s employment with us. Our employment practices liability insurer has agreed to provide a defense on our behalf, subject to a reservation of rights letter and the terms and conditions of its insurance policy.

We are currently in mediation pursuant to the Standard Form of Agreement with Wheelihan Construction, Inc. This matter arose out of tenant improvements made by Wheelihan Construction, Inc. and its subcontractors at one of our retail locations in San Diego, California. In connection with the matter, four subcontractors/suppliers have commenced actions against us, Wheelihan Construction, Inc. and other defendants.

From time to time, we are subject to various legal proceedings and claims that may arise in the ordinary course of business. Our management currently believes that resolution of such legal matters will not have a material adverse impact on us.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote by security holders during the fourth quarter ended December 31, 2007.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the OTC Bulletin Board under the symbol “OTGO.OB.”

The following table sets forth, for the periods indicated, the reported high and low closing bid quotations for our common stock as reported on the OTC Bulletin Board. The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions.

Quarter Ended	High Bid ($)	Low Bid ($)
March 31, 2006	6.00	3.50
June 30, 2006	5.03	3.00
September 30, 2006	3.25	3.25
December 31, 2006	3.25	3.25
March 31, 2007	11.00	2.75
June 30, 2007	6.00	1.80
September 30, 2007	2.25	1.65
December 31, 2007	2.10	1.19

Holders

As of March 11, 2008, there were approximately 245 holders of record of our common stock.

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is American Stock Trust & Transfer Company.

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

Equity Compensation Plan

The following tables provide information as of December 31, 2007 about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	1, 266,601	$2.09	2,333,399
Equity compensation plans not approved by security holders (2)	1,784,337	$1.08	N/A
Total	3,050,938	$1.50	2,333,399

(1)  On May 16, 2007, our stockholders approved the adoption of the 2007 Equity Participation Plan of Organic To Go Food Corporation. Under the plan, we are authorized to grant options and restricted stock to our employees, directors and consultants. The maximum number of shares of common stock that may be granted as restricted stock or issued upon the exercise of options pursuant to the plan is 3,600,000 shares. As of December 31, 2007, no shares of restricted stock were issued under the plan. As of that same date, options to purchase 1,266,601 shares of common stock have been issued under the plan. None of the options issued under the plan have been exercised.

(2) In connection with our merger with Organic Holding Company, Inc. on February 12, 2007, we issued options to purchase shares of our common stock in exchange for outstanding options to purchase shares of Organic Holding Company, Inc. common stock that were issued to directors, officers, employees and consultants of Organic Holding Company, Inc. prior to the merger. The following table summarizes the number and average weighted exercise price of Organic Holding Company, Inc. options that were outstanding on a pre-merger basis and the equivalent information with respect to options to purchase our common stock that were exchanged for such Organic Holding Company, Inc. options on a post-merger basis.

Pre Merger		Post Merger
Number of Shares of Organic Holding Company, Inc. Common Stock Underlying Options	Weighted Average Exercise Price of Options	Number of Shares of our Common Stock Underlying Options	Weighted Average Exercise Price of Options (1)
939,432	$0.38	655,545	$0.54

(1) The options issued in connection with the merger generally expire 10 years from the date of grant and have vesting schedules ranging from immediately exercisable, to fully exercisable by July 2011.

Effective upon the closing of the merger, Jason Brown received options to purchase 1,246,674 shares of our common stock, which represented an amount equal to approximately 5% of the outstanding shares of our common stock as of the closing date of the merger determined on a fully-diluted basis. The options granted to Mr. Brown at closing have an exercise price of $1.38 per share and expire on February 11, 2016. Except in connection with a “Change in Control” (as defined in Mr. Brown’s employment agreement), 25% of such options vest after 12 months of employment, with the remainder vesting over the next 36 months, for a total vesting period of 48 months. All of the options vest immediately if, within 12 months after a “Change in Control,” Mr. Brown is terminated for any reason other than “Cause” or if Mr. Brown terminates his employment for “Good Reason” (each as defined in Mr. Brown’s employment agreement).

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion and analysis of the results of operations and financial condition of Organic To Go Food Corporation for the years ended December 31, 2007 and 2006 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Form 10-K. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

Overview

Organization and Business - Organic Holding Company, Inc., d/b/a Organic To Go, whose name was changed to Organic To Go, Inc. effective February 27, 2007, is a wholly owned subsidiary of Organic To Go Food Corporation and was incorporated in the state of Delaware in February 2004. We provide convenient cafés which prepare and serve “grab and go” lunch, dinner, and breakfast foods and beverages prepared using organic ingredients, whenever possible. We also distribute our products through delivery, catering and select wholesale accounts. In October 2006, we expanded our catering operations in the California area by acquiring the assets of a catering operation headquartered in Los Angeles, California. In March 2007, we expanded our catering operations by acquiring the assets of a catering operation located in Seattle, Washington, and in July, September and October 2007 we further expanded our operations by acquiring the assets of six retail and catering stores in San Diego, California. In February 2007, we completed a reverse merger with SP Holding Corporation, a public shell company. At December 31, 2007, we operated five stores in Washington and eighteen stores in California, with central kitchens in each market.

Management believes we have the opportunity to capture increasing market share in all three of our business channels: Delivery/Catering, Retail, and Wholesale “grab & go” convenience foods, by providing customers with delicious, healthy, wholesome and organic food choices. Management is focused in the near and long term on the challenges and risks that we face in expanding our business. These include our ability to obtain retail, catering and wholesale locations, building a sufficient infrastructure to support our expansion, and obtaining a customer base and margin improvement sufficient to achieve and sustain profitability.

Basis of Presentation and Liquidity - Since our inception, we have funded operations and business development and growth through debt and equity financings. In this regard, during 2006, we raised approximately $8.1 million pursuant to sales of debt and equity securities in connection with our private placement and subordinated debt offerings. Further, during the three months ended March 31, 2007, proceeds of approximately $6.9 million were received from the sale of equity securities in connection with our merger with SP Holding Corporation and concurrent private placement, and approximately $5.3 million of notes payable were converted into shares of common stock. Additionally, during the three months ended June 30, 2007, proceeds of approximately $6.7 million were received from the sale of debt and equity securities. In October 2007, we closed a private placement offering and issued approximately 3.2 million shares of common stock and warrants to purchase approximately 1.5 million shares of common stock. The aggregate gross proceeds raised by the Company were approximately $5.7 million. In January 2008, we closed a private placement offering and issued approximately 1.4 million shares of Company common stock and warrants to purchase approximately 0.6 million shares of common stock. The aggregate gross proceeds raised by the Company were approximately $2.0 million. Also, in February 2008, we closed a private placement offering and issued approximately 7.1 million shares of common stock, a warrant to purchase approximately 4.3 million shares of common stock and a conditional warrant to purchase shares of common stock, which may only be exercised under certain circumstances. The aggregate gross proceeds raised by the Company were $10.0 million. Our management intends to continue to be engaged in additional fund-raising activities to fund future capital expenditures, potential acquisitions of businesses, and provide additional working capital.

Critical Accounting Policies and Estimates

Management's discussion and analysis of financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported net sales and expenses during the reporting periods. On an ongoing basis, estimates and assumptions are evaluated. Estimates are based on historical experience and on various other factors believed reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A summary of significant accounting policies is presented in Note 1 to our financial statements included elsewhere in this Form 10-K. The following accounting policies are considered the more critical to aid in understanding and evaluating our results of operations and financial condition.

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

Intangible Assets - In connection with acquisitions in 2006 and 2007 of certain assets of catering businesses and other retail store locations we acquired certain identifiable intangible assets including customer-based intangibles. These acquisitions have been accounted for in accordance with SFAS No. 141. Amounts allocated to intangible assets were identified by management and have been valued on a number of factors. The estimate of useful lives of each intangible asset was based on an analysis by management of all pertinent factors. Management selected an estimated useful life of two years for each identifiable intangible asset.

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

Results of Operations

Sales - Sales for 2007 increased approximately 65%, to $15.9 million, as compared with $9.7 million for 2006. Retail sales were $7.1 million during 2007, an increase of approximately 37% over $5.2 million during the comparative prior year. Retail sales comprised 45% of total sales in 2007 compared to 54% of total sales in 2006. The increase in retail sales is primarily a result of the addition of eleven new Retail Cafés that were opened or acquired during 2007. In 2007, we ended the year with 23 Retail Cafés as compared with 12 at the end of 2006.

Delivery/Catering sales were $6.6 million during 2007, an increase of $3.3 million, or approximately 100% over $3.3 million during 2006. Delivery/Catering sales comprised 41% of total sales in 2007 as compared with 34% for the prior year. The increase in delivery/catering sales during 2007 is attributable to the acquisition of catering businesses in Seattle and San Diego in addition to increased business volume in all delivery/catering operations.

Wholesale sales were $2.2 million during 2007, an increase of $1.1 million, as compared with $1.1 million during 2006. Wholesale sales comprised 14% of total sales in the 2007 period as compared with 12% in 2006. The increase in wholesale sales is due to our entrance in the San Diego market and increased business volume in existing markets.

Cost of Sales - Cost of sales includes the cost of food and paper products. Cost of sales for 2007 increased approximately 51%, to $7.4 million, as compared with $4.9 million for 2006. Cost of sales for 2007 was approximately 46% as a percent of sales as compared with 50% during the comparative prior year period. During 2007, we were able to negotiate lower costs on our food and paper products and reduce the amount of food waste and spoilage.

Gross Profit - Gross profit increased approximately 78%, to $8.5 million for 2007, as compared with $4.8 million for 2006. Gross profit for 2007 was approximately 54% of sales as compared with 50% during 2006. In addition to negotiating lower costs on our food and paper products and reducing the amount of food waste and spoilage, we also increased retail and wholesale prices during the year to improve our gross margin.

Operating Expenses - Operating expenses for 2007 increased approximately 53%, to $16.1 million, as compared with $10.5 million for 2006. Operating expenses are comprised primarily of labor, and, to a lesser extent, occupancy, utilities, and selling, general and administrative expenses. Operating expenses increased in 2007 as compared with 2006, primarily due to increased labor and related costs as a result of continued growth since the prior year, including the acquisition of two catering businesses, increasing the number of Retail Cafés from 12 in 2006 to 23 in 2007, and preparing for future growth. During 2007, we recorded $498,000 in non-recurring, one-time expenses, including significant upfront expenses to research and open locations in San Diego, the first new geographic territory since the acquisition of Briazz in 2005.

Depreciation and Amortization - Depreciation and amortization expense for 2007 increased to $4.0 million as compared with $1.2 million during 2006, due primarily to amortization of identifiable intangible assets acquired in the catering and retail business acquisitions in the latter part of 2006 and throughout 2007. Depreciation and amortization for 2007 were approximately 25% of sales as compared with 12% during 2006.

Loss from Operations - Loss from operations during 2007 increased to approximately $11.5 million as compared with $6.9 million during 2006. The increase in loss from operations over the prior year is the result of an increase in gross profit of $3.7 million being offset by a $5.6 million increase in operating expenses, and an increase in depreciation and amortization of $2.8 million

Interest Expense, Net - Interest expense, net for 2007, decreased to $691,000 as compared with $1.1 million for the prior year. The decrease was primarily due to the increase in debt from July 2006 through March 2007, prior to $5.3 million of debt being converted into equity in March 2007.

Net Loss - Net loss in 2007 increased to approximately $12.1 million as compared with $8.0 million in 2006.

Liquidity and Capital Resources

As planned, we have funded operations through financing activities consisting primarily of private placements of debt and equity securities. Our management intends to raise additional debt and equity financing to fund future expansion and capital expenditures, operations and to provide additional working capital. During 2006, we raised approximately $8.1 million pursuant to sales of debt and equity securities in connection with our 2006 private placement and subordinated debt offerings. Further, during the three months ended March 31, 2007, proceeds of approximately $6.9 million were received from the sale of equity securities in connection with our merger with SP Holding Corporation and concurrent private placement, and approximately $5.3 million of notes payable were converted into shares of common stock. Additionally, during the three months ended June 30, 2007, proceeds of approximately $6.7 million were received from the sales of debt and equity securities. In October 2007, we closed a private placement offering and issued approximately 3.2 million shares of common stock and warrants to purchase approximately 1.5 million shares of common stock. The aggregate gross proceeds raised by us were approximately $5.7 million. In January and February 2008, proceeds of approximately $12.0 million were received from the sales of equity securities. We intend to continue to be engaged in additional fund-raising activities to fund future capital expenditures, potential acquisitions of businesses, and provide additional working capital.

Net cash used by operating activities was approximately $9.7 million in 2007 and $6.0 million in 2006. The increase in cash used by operating activities was due primarily to the increase in net loss as adjusted for depreciation and amortization expense.

Net cash used in investing activities was approximately $7.2 million and $1.2 million for 2007 and 2006, respectively. Uses of cash flow for investing activities in 2007 primarily related to capital expenditures associated with business expansion for the acquisition of store and kitchen fixtures, equipment and leasehold improvements.

Net cash provided by financing activities was approximately$16.7 million and $7.8 million for 2007 and 2006, respectively. The increase of net cash provided in 2007 was due to an increase in proceeds, net of issuance costs, from the issuance of common stock in private placements.

On January 25, 2008, we entered into a Securities Purchase Agreement (with select accredited investors related to the sale of common stock of the Company and warrants to purchase shares of common stock. We closed the private placement on January 25, 2008, and issued an aggregate of 1,428,572 shares of common stock and warrants to purchase an aggregate of 642,858 shares of common stock. The aggregate gross proceeds raised by us were approximately $2.0 million. Each share was sold at $1.40 per share. The warrants expire five (5) years from the date of issue and may be exercised at $2.50 per share, subject to adjustment in certain circumstances. The private placement was conducted pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

On February 19, 2008, we entered into a Securities Purchase Agreement with W.Health L.P., relating to the sale of (i) our common stock, (ii) an unconditional warrant to purchase common stock and (iii) a conditional warrant to purchase common stock. Pursuant to the terms of the Securities Purchase Agreement, we sold and issued to W.Health L.P. 7,142,857 shares of common stock at a price of $1.40 per share, for a total purchase price of $10.0 million.

The unconditional warrant provides W.Health L.P. the right to purchase 4,285,715 shares of common stock at an exercise price of $2.50 per share, subject to adjustment under certain circumstances. The unconditional warrant is exercisable at any time through February 27, 2013 and may be exercised on a cashless basis.

The conditional warrant is exercisable only under certain circumstances, including (i) our failure to become listed on The NASDAQ Stock Market or the American Stock Exchange on or before February 27, 2011, (ii) our failure to maintain listing on The NASDAQ Stock Market or the American Stock Market for certain specified time periods or (iii) if we are acquired by or merge with another unaffiliated entity for consideration to the Company of an amount equal to or less than $2.50 per share before February 27, 2013 (each, an “Exercise Event”). Upon the occurrence of an Exercise Event, the W.Health L.P. will have the right to purchase such number of shares of common stock, calculated as of the initial date of exercise, equal to twenty percent (20%) of the total number of shares of capital stock on a fully diluted basis, taking into account such issuance, using the treasury method, at an exercise price of $0.001 per share, subject to adjustment under certain circumstances. The conditional warrant will expire upon the occurrence of certain specific events, but in any event, no later than February 27, 2013. The conditional warrant may be exercised on a cashless basis.

In connection with the sale of common stock to W.Health, L.P., we entered into registration rights agreements, which require us to file with the Securities and Exchange Commission and cause to be made effective, initial registration statements covering the resale of the common stock and the common stock issuable upon exercise of the warrants within specified time periods

Subsequent to December 31, 2007, we entered into new leases for computer hardware and software, furniture, fixtures and equipment in our cafés, which provide for additional minimum future lease payments over their three-year terms of approximately $1.0 million including interest.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Reference is made to the Index to Consolidated Financial Statements that appear on page F-1 to this Annual Report. The Report of Independent Registered Public Accounting Firm, the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements listed in the Index to Consolidated Financial Statements, which appear beginning on page F-2 of this Annual Report, are incorporated by reference into this Item 8.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

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

Management’s Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting includes the policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant; to recording transactions as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, to making receipts and expenditures only in accordance with authorizations of management and directors of our company; and for prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. We recognize that because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation.

We conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007. This evaluation was based on the framework in “Internal Control - Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that we maintained effective internal control over financial reporting as of December 31, 2007.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

 Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended December 31, 2007, there were no changes to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement to be filed with the SEC on or about April 16, 2008.

Item 11. Executive Compensation.

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement to be filed with the SEC on or about April 16, 2008.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related stockholder Matters.

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement to be filed with the SEC on or about April 16, 2008.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement to be filed with the SEC on or about April 16, 2008.

Item 14. Principal Accounting Fees and Services.

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement to be filed with the SEC on or about April 16, 2008.

ITEM IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this Annual Report:

(1) Financial Statements. Please see the accompanying Index to Consolidated Financial Statements, which appears on page F-1 of the Annual Report. The Report of Independent Registered Public Accounting Firm, the Consolidated Financial Statements and the Notes to Consolidated Financial Statements listed in the Index to Consolidated Financial Statements, which appear beginning on page F-2 of this report, are incorporated by reference into Item 8 above.

(2) Financial Statement Schedules. Financial Statement Schedules have been omitted because the information required to be set forth therein is either not applicable or is included in the Consolidated Financial Statements or the notes thereto.

(3) Exhibits. See Item 15(b) below.

(b) Exhibits. The exhibits listed on the accompanying Exhibit Index immediately following the signature page are filed as part of, or are incorporated by reference into, this Annual Report on Form 10-K.

(c) Financial Statement Schedules. Reference is made to Item 15(a)(2) above.

ORGANIC TO GO FOOD CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Organic To Go Food Corporation

We have audited the accompanying consolidated balance sheets of Organic To Go Food Corporation as of December 31, 2006 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2006 and 2007. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Organic To Go Food Corporation as of December 31, 2006 and 2007, and the results of their operations and their cash flows for the years ended December 31, 2006 and 2007, in conformity with accounting principles generally accepted in the United States of America.

Rose, Snyder & Jacobs
A Corporation of Certified Public Accountants

Encino, California

March 17, 2008

Organic To Go Food Corporation and its wholly-owned subsidiary, Organic To Go, Inc.
Consolidated Balance Sheets
(in thousands, except share amounts)

	December 31,	December 31,
	2006	2007
Current assets
Cash and cash equivalents	$865	$668
Accounts receivable, net of allowance of $54 and $47	365	1,099
Inventory	236	845
Prepaid expenses and other current assets	189	489
Total current assets	1,655	3,101
Property and equipment, net	2,148	5,465
Identifiable intangible assets, net	851	3,853
Deposits and other assets	623	521

Total assets	$5,277	$12,940

Current liabilities
Accounts payable	$1,337	$2,040
Accrued liabilities	881	780
Current portion of notes payable, net of discount	6,281	1,474
Current portion of capital lease obligations	50	463
Total current liabilities	8,549	4,757
Deferred rent	-	52
Notes payable, net of current portion	592	1,044
Capital lease obligations, net of current portion	137	440
Total liabilities	9,278	6,293
Stockholders' equity (deficit)
Preferred Stock; $0.001 par value; 9,670,000 and 10,000,000 shares	8	-
authorized, 9,670,000 and no shares issued and outstanding
Common stock and additional paid-in capital; $0.001 par value;
15,100,000 and 500,000,000 shares authorized; 3,454,910 and
27,758,326 shares issued and outstanding	10,414	33,215
Accumulated deficit	(14,423)	(26,568)
Total stockholders' equity (deficit)	(4,001)	6,647

Total liabilities and stockholders' equity (deficit)	$5,277	$12,940

Organic To Go Food Corporation and its wholly-owned subsidiary, Organic To Go, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year ended December 31,
	2006	2007

Sales	$9,663	$15,902

Cost of sales	4,876	7,361

Gross Profit	4,787	8,541

Operating expenses	10,483	16,075
Depreciation and amortization	1,206	4,008
Loss from operations	(6,902)	(11,542)

Interest income (expense), net	(1,064)	(603)

Loss before income taxes	(7,966)	(12,145)

Income taxes	-	-

Net loss	$(7,966)	$(12,145)

Net loss per share - basic and diluted	$(2.78)	$(0.57)

Weighted average shares outstanding	2,868	21,136

Organic To Go Food Corporation and its wholly-owned subsidiary, Organic To Go, Inc.
Consolidated Statement of Stockholders' Equity (Deficit)
(in thousands, except share amounts)

	Series A, B & C Preferred Stock		Common Stock and Additional Paid-in Capital		Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Deficit	(Deficit)
Balance at December 31, 2005	2,988,683	$4	2,942,402	$4,367	$(6,457)	$(2,086)

Issuance of Series C Preferred Stock and warrants for cash and conversion of notes payable	2,664,153	4		4,477		4,481

Issuance of warrants with borrowings				1,476		1,476

Stock issue costs				(32)		(32)

Redemption of common stock for cash			(132,961)	(2)		(2)

Issuance of common stock			89,463	128		128

Net loss					(7,966)	(7,966)
Balance at December 31, 2006	5,652,836	$8	2,898,904	$10,414	$(14,423)	$(4,001)

Conversion of preferred stock into common stock	(5,652,836)	(8)	5,734,769	8		-

Conversion of bridge notes into common stock			4,629,340	4,225		4,225

SP Holding Corporation shares outstanding at merger			1,126,659	(15)		(15)

Issuance of common shares and warrants for cash			12,137,418	19,059		19,059

Stock issue costs				(1,875)		(1,875)

Issuance of common shares in connection with acquisition of assets			685,224	1,084		1,084

Issuance of common shares upon exercise of warrants			546,012	-		-

Stock based compensation				315		315

Net loss for the year ended December 31, 2007					(12,145)	(12,145)

Balance at December 31, 2007	-	$-	27,758,326	$33,215	$(26,568)	$6,647

Organic To Go Food Corporation and its wholly-owned subsidiary, Organic To Go, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2006	2007
Cash flows from operating activities:
Net loss	$(7,966)	$(12,145)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation and amortization expense	1,206	4,008
Non-cash interest expense	776	223
Stock-based compensation expense	10	315
Changes in operating assets and liabilities:
Accounts receivable	(281)	(734)
Inventory	42	(521)
Prepaid expenses and other current assets	(123)	(288)
Accounts payable	(245)	576
Accrued liabilities and deferred rent	431	(872)
Other	133	(279)
Net cash used by operating activities	(6,017)	(9,717)
Cash flows from investing activities:
Purchases of property, equipment and other assets	(172)	(2,934)
Purchase of intangible assets	(1,010)	(4,276)
Net cash used by investing activities	(1,182)	(7,210)
Cash flows from financing activities:
Principal payments of notes payable	(264)	(1,055)
Payments of capital lease obligations	(47)	(266)
Proceeds from issuance of notes payable	5,918	868
Proceeds from sale of preferred stock, net of issue costs	2,209	-
Redemption of common stock	(2)	-
Proceeds from sale of common stock, net of issue costs	-	17,183
Net cash provided by financing activities	7,814	16,730
Net increase in cash and cash equivalents	615	(197)
Cash and cash equivalents, beginning of period	250	865
Cash and cash equivalents, end of period	$865	$668

Supplemental disclosures of cash flow information:
Cash paid for interest	$237	$505
Cash paid for income taxes	$-	$-
Non-cash investing and financing activities:
Notes payable converted into preferred stock	$1,843	$-
Preferred stock converted into common stock	$-	$5,700
Notes payable converted into common stock	$-	$4,225
Assets purchased through issuance of common stock	$-	$1,084
Capital lease obligations incurred	$-	$1,017
Notes payable for assets purchased	$-	$225
Fixed assets acquired under financing agreements	$326	$-

Organic To Go Food Corporation and its wholly owned subsidiary, Organic To Go, Inc.
Notes to Consolidated Financial Statements
December 31, 2007

Note 1. Description of Business and Summary of Significant Accounting Policies

Organization and business - Organic To Go Food Corporation, formerly SP Holding Corporation (“SP”) prior to May 2007, and its wholly owned subsidiary Organic To Go, Inc. (“Organic” and together with Organic To Go Food Corporation, collectively, the “Company”), which was acquired in a reverse merger on February 12, 2007, provides convenient Retail Cafes and delivery and catering facilities, which prepare and serve “grab and go” lunch, dinner, and breakfast foods and beverages prepared using organic ingredients, whenever possible. The Company also distributes its products through select wholesale accounts. In October 2006, Organic expanded its catering operations in the California area by acquiring the assets of a catering operation headquartered in Los Angeles, California, and in March 2007, it expanded its catering operations by acquiring the assets of a catering operation located in Seattle, Washington. In July, September and October 2007, the Company further expanded its operations by acquiring the assets of one or two operating locations, for a total of six locations in San Diego in three separate transactions. At December 31, 2007, the Company operates five stores in Washington and 18 stores in California.

Reverse merger with public shell company in February 2007 - Pursuant to the terms of an Agreement and Plan of Merger and Reorganization by and among Organic and SP, on February 12, 2007, all of the outstanding shares of Organic common and preferred stock were exchanged for shares of SP common stock as determined by multiplying each such outstanding share of Organic stock by the exchange ratio of 0.69781 (the “Exchange Ratio”). In connection with the merger, Organic convertible promissory bridge notes approximating $5.3 million automatically converted into SP common stock. As a result, among other things, Organic became a wholly owned subsidiary of SP. Outstanding Organic options, warrants and purchase rights were converted into options, warrants and purchase rights to purchase shares of SP common stock in accordance with the Exchange Ratio. The closing of the merger was conditioned upon SP closing a private placement offering of a minimum of eighty units (the “Units”) at a purchase price of $50,000 per Unit for $4 million. Each Unit consists of (i) 40,000 shares of SP common stock and (ii) a warrant to purchase 8,000 shares of SP common stock at an exercise price of $2.50 per share, exercisable for a period of five years from the date of issuance. Consummation of the merger occurred concurrently with completion of a private placement of 138 Units, for an aggregate purchase price of approximately $6.9 million. Prior to the merger, SP was a non-operating “public shell” company. The merged company operates under the name of Organic To Go Food Corporatoin.

From an accounting perspective, the merger transaction is considered a recapitalization of Organic accompanied by the issuance of stock by Organic for the assets and liabilities of SP, as a result of SP not having operations immediately prior to the merger, and following the merger, SP becoming an operating company. Immediately following the merger and private placement, former SP stockholders owned approximately 5% of the common stock of the merged company, former Organic stockholders and convertible bridge note holders owned approximately 70% of the merged company, and the purchasers of Units owned approximately 25% of the merged company. In addition, the board of directors and executive officers of the merged company was comprised of Organic directors and executive officers. In these circumstances, the merger transaction is accounted for as a capital transaction rather than as a business combination, in that the transaction is equivalent to the issuance of stock by Organic for the assets and liabilities of SP, accompanied by a recapitalization. The accounting is identical to that resulting from a reverse acquisition, except that no goodwill or other intangible is recorded. All share and per share information presented and disclosed in these financial statements have been Exchange Ratio adjusted.

Basis of presentation and liquidity - The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has reported recurring losses and cash used by operating activities, and at December 31, 2007 has a net working capital deficiency and stockholders’ deficit that could raise doubt about its ability to continue as a going concern. Since inception, the Company has funded its operations and business development and growth through debt and equity financings. In this regard, during 2006, the Company raised approximately $8.1 million pursuant to sales of debt and equity securities in connection with its private placement and subordinated debt offerings. Further, during the three months ended March 31, 2007, proceeds of approximately $6.9 million were received from the sale of equity securities in connection with the merger and private placement, and approximately $5.3 million of notes payable were converted into common shares. Additionally, during the three months ended June 30, 2007, proceeds of approximately $6.7 million were received from the sale of debt and equity securities. In October 2007, the Company closed its private placement offering and issued approximately 3.2 million shares of Company common stock and warrants to purchase approximately 1.5 million shares of Company common stock. The aggregate gross proceeds raised by the Company were approximately $5.7 million. Subsequent to December 31, 2007, the Company closed a private placement offering in January 2008 and issued approximately 1.4 million shares of Company common stock and warrants to purchase approximately 0.6 million shares of Company common stock. The aggregate gross proceeds raised by the Company were approximately $2.0 million. In February 2008, the Company closed a private placement offering and issued approximately 7.1 million shares of Company common stock and a warrant to purchase approximately 4.3 million shares of Company common stock and a conditional warrant to purchase shares of Company common stock, which may only be exercised under certain circumstances. The aggregate gross proceeds raised by the Company were approximately $10.0 million. Company management intends to continue to be engaged in additional fund-raising activities to fund future capital expenditures, potential acquisitions of businesses, and provide additional working capital. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should the Company not continue as a going concern.

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

Cash and cash equivalents - The Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents. The Company places its cash balances with high credit quality financial institutions. At times, such balances may be in excess of the FDIC insurance limit. At December 31, 2007, approximately $675,000 was in excess of the FDIC limit.

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

Concentrations - All of the Company’s operations are currently located in Washington and California. As a result, the Company is sensitive to negative occurrences in markets where the Company is located, and particularly susceptible to adverse trends and economic conditions including labor markets. In addition, given geographic concentration, negative publicity regarding any of our operations in Washington or California could have a material adverse effect on the Company’s business and operations, as could other regional occurrences such as local strikes, earthquakes or other natural disasters.

Fair value of financial instruments - The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, the carrying amounts approximate fair value due to their short maturities. Amounts recorded for notes payable also approximate fair value because current interest rates offered to the Company for debt of similar maturities are substantially the same.

Accounts receivable - The Company extends credit to some of its customers. Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of its customers’ financial condition. Management reviews accounts receivable on a regular basis on contracted terms and how recent payments have been received in order to determine estimates of amounts that could potentially be uncollectible. The Company includes an estimate of the amount that is more likely than not to be uncollectible in its allowance for doubtful accounts. Accounts uncollected are ultimately written off after all reasonable collection efforts have occurred.

Inventory - Inventory, which consists primarily of food, beverages and packaging products, is stated at the lower of cost or market. Cost is determined by the first-in, first-out method. In assessing the ultimate realization of inventories, Company management makes judgments as to future demand requirements compared to current inventory levels.

Property and Equipment - Property and equipment is stated at cost. Additions and improvements that significantly add to the productive capacity or extend the life of an asset are capitalized. Maintenance and repairs are expensed as incurred. Depreciation is computed using the straight-line method over five to seven years for furniture, fixtures, equipment and vehicles, and over three years for computer software and hardware. Leasehold improvements are amortized over the shorter of the lease term or 10 years.

Identifiable intangible assets - In connection with the acquisition in October 2006 of certain assets of a catering business, the Company acquired certain identifiable intangible assets including customer-based intangibles and a covenant not to compete received from the sellers. This acquisition has been accounted for in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”). Amounts allocated to intangible assets were identified by management and have been valued on a number of factors based upon preliminary estimates. The estimate of useful lives of each intangible asset was based on an analysis by management of all pertinent factors, and selected an estimated useful life of up to two years for each identifiable intangible asset. Customer based intangible assets are amortized utilizing an accelerated method and non-compete intangible assets are amortized on a straight-line basis. At December 31, 2007, identifiable intangible assets were comprised of customer based intangible assets of approximately $6.3 million, less accumulated amortization of $2.9 million, and non-compete intangible assets of approximately $589,000, less accumulated amortization of approximately $157,000. Amortization expense for these intangible assets will approximate $3.8 million in 2008 and $117,000 in 2009.

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

Deferred debt issue costs - The Company capitalizes costs incurred in connection with borrowings. These costs are amortized as an adjustment to interest expense over the life of the borrowing. Deferred debt issue costs are included in other assets and were approximately $386,000 and $0 at December 31, 2006 and 2007, respectively.

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

Pre-operating costs - Costs incurred in connection with start-up and promotion of new store openings are expensed as incurred.

Advertising and promotion - Advertising and promotion costs are expensed as incurred. Approximately $671,000 and $1.2 million was expensed in 2006 and 2007, respectively.

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

Basic and diluted net loss per share - Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options, warrants or convertible promissory notes, or conversion of preferred stock shares. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. In connection with the merger with SP in February 2007, all shares of Organic preferred stock automatically converted into an equal number of Organic common shares and all Organic common shares automatically converted into SP common shares at the Exchange Ratio adjusted number of shares equal to .69781 SP common shares for every one Organic common share. All share and per share amounts have been Exchange Ratio adjusted. For purposes of determining the weighted average number of common shares outstanding historical Organic shares outstanding have been multiplied by the Exchange Ratio, which results in a fewer number of shares outstanding than historical amounts. Computations of net loss per share for 2007 exclude approximately 7,458,035 shares issuable upon exercise of outstanding and issuable warrants, 3,050,938 shares of common stock issuable upon exercise of outstanding stock options, and 294,022 shares of common stock issuable upon conversion of convertible notes payable. Computations of net loss per share for 2006, exclude approximately 3,912,000 shares of common stock issuable upon conversion of convertible notes payable, 5,653,000 shares issuable upon conversion of preferred stock and 2,332,000 shares issuable upon exercise of outstanding and issuable warrants. These common stock equivalents could have the effect of decreasing diluted net income per share in future periods.

Reclassifications - Certain reclassifications have been made to prior years’ financial statements to conform with current year presentations. Such reclassifications had no effect on stockholders’ equity, net loss or net increase in cash and cash equivalents.

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

In October 2006, the FASB issued FASB Staff Position No. 123(R)-5, “Amendment of FASB Staff Position FAS 123(R)-1” (“FSP 123(R)-5”) FSP 123(R)-5 amends FSP 123(R)-1 for equity instruments that were originally issued as employee compensation and then modified, with such modification made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees. In such circumstances, no change in the recognition or the measurement date of those instruments will result if both of the following conditions are met: (a) there is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b) all holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The adoption of FSP 123(R)-5 did not have a significant impact on the Company’s results of operations or financial position.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115,” which is effective for fiscal years beginning after November 15, 2007. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings.

In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations (“SFAS No. 141R”), which revises current purchase accounting guidance in SFAS No. 141, Business Combinations. SFAS No. 141R requires most assets acquired and liabilities assumed in a business combination to be measured at their fair values as of the date of acquisition. SFAS No. 141R also modifies the initial measurement and subsequent remeasurement of contingent consideration and acquired contingencies, and requires that acquisition related costs be recognized as expense as incurred rather than capitalized as part of the cost of the acquisition. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008 (the Company’s fiscal 2009) and is to be applied prospectively to business combinations occurring after adoption. The impact of SFAS No. 141R on the Company’s consolidated financial statements will depend on the nature and extent of the Company’s future acquisition activities.

In December 2007, the FASB issued SFAS No. 160. “Noncontrolling Interests in Consolidated Financial Statements-and Amendment of ARB No. 51.” SFAS 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. This statement also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. Management has reviewed this new standard and believes that it has no impact on the financial statements of the Company at this time, however, it may apply in the future.

Note 2. Inventories

Inventories at December 31, consist of the following (in thousands):	2006	2007
Food and beverages	$191	$820
Paper products	45	25
	$236	$845

Note 3. Property and Equipment

Property and equipment at December 31, consist of the following (in thousands):	2006	2007
Leasehold improvements	$1,512	$2,389
Furniture, fixtures and equipment	1,452	3,878
Vehicles	391	1,156
Leased equipment	259	686
	3,614	8,109
Less accumulated depreciation and amortization	1,466	2,644
	$2,148	$5,465

Amortization of leased equipment is included in depreciation and amortization expense.

Note 4. Notes Payable

Notes payable consist of the following (in thousands):

	December 31,	December 31,
	2006	2007
Notes payable, 6% to 25% interest collateralized by vehicles and equipment	$323	$141
Convertible note payable, 8.25% interest, collateralized by substantially all assets	759	759
Notes payable, 7.75% interest, collateralized by certain assets, due April 2010	418	418
Convertible notes payable, 8% interest, due June 2008	525	-
Note payable, 9.25% interest, due March 2009	-	97
Note payable, 8.0% interest, due October 2009	-	54
Notes payable, 18% interest, due May 2008		500
Convertible notes payable, 8% interest, due June 2007	5,275	-
Note payable, 9% interest, due December 2006	275	-
Notes payable, 10.5% interest, due December 2009	-	549
Total notes payable	7,575	2,518
Less: unamortized original discount	(702)	-
Less: current portion of notes payable	(6,281)	(1,474)
Notes payable, net of current portion	$592	$1,044

The Company has a borrowing agreement with a vendor pursuant to which the Company has had outstanding borrowings of approximately $759,000 since March 31, 2006. The note payable requires monthly payments of interest at the prime rate plus 1% (9.25% at December 31, 2006, and 8.25% at December 31, 2007), with the principal due in September 2007. The note is convertible at the note holder’s option into shares of the Company’s common stock at an Exchange Ratio adjusted conversion price of approximately $1.68 per share. If the note was not converted in full on or before the maturity date, the then outstanding principal balance and accrued interest automatically converts into a term note, which shall provide for thirty-six equal monthly payments and a final maturity date in September 2010. Since the note was not converted or repaid on or prior to the maturity date the original note has been replaced with a 36 month term loan with interest at prime plus 1%. The note is collateralized by a pledge of Company assets.

During 2006, the Company received approximately $4.3 million through the issuance of approximately $3.8 million of convertible promissory notes bearing interest at 8% due June 2007 (the “Bridge Notes”) and $525,000 of convertible promissory notes bearing interest at 8% due June 2008 (the “2 year Bridge Notes”) and warrants to purchase shares of Company common stock (together with the notes, the “Bridge Securities”). The estimated fair value of the warrants of approximately $768,000 was recorded as an original issue discount to be amortized to interest expense on a straight-line basis over the 7-month term of the notes. Additionally, in 2006, the Company received approximately $1.6 million through the issuance of convertible promissory notes bearing interest at 24%, approximately $1.5 million of which were converted at the holders’ option into bridge notes and the remaining notes were repaid. Warrants were issued in connection with the short-term loans, the fair value of which was expensed over the debt term prior to conversion. Bridge Notes of approximately $5.8 million were convertible at the note holders’ option, or in certain circumstances automatically, into shares of the Company’s common stock at an Exchange Ratio adjusted conversion price of approximately $1.68 per share. In February 2007, in connection with the closing of the merger with SP, the Bridge Notes of approximately $5.3 million were automatically converted into common stock. A portion of the bridge known as “Satellite Note” of $525,000 was not converted. The Satellite Note principal was paid in December 2007 with the proceeds from the issuance of two promissory notes payable in the amounts of $258,500 and $291,500, each bearing interest at 10.5% per annum, both due on December 12, 2009. The holder of each note can elect to require payment in full on December 12, 2008.

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

Also during 2007, as part of asset purchase agreements, the Company issued to the sellers promissory notes of $150,000 and $75,000, bearing interest at 9.25% and 8% per annum, payable monthly and due on March 11, 2009 and October 10, 2010 respectively.

Future minimum principal payments on notes payable at December 31, 2007 are as follows (in thousands):

2008	$1,474
2009	856
2010	188
$2,518

Note 5. Reverse Merger with Public Shell Company, Private Placement and Stockholders’ Equity

Reverse merger - On February 12, 2007, pursuant to an Agreement and Plan of Merger and Reorganization by and among Organic and SP, Organic became a wholly owned operating subsidiary of SP. Those persons holding shares of Organic capital stock, warrants and options to purchase shares of Organic capital stock, and certain promissory notes convertible into shares of Organic capital stock, received shares of SP common stock and warrants and options to purchase shares of SP common stock.

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

Under the terms of the merger, each then outstanding option and warrant to purchase shares of Organic common stock, whether or not exercisable, was converted into an option or warrant to purchase shares of SP common stock upon the same terms and conditions as the corresponding Organic options and warrants, provided that (i) each such Organic option and warrant related to such number of shares of SP common stock as was determined by multiplying the number of shares of Organic common stock underlying such Organic option or warrant by the Exchange Ratio, with the resulting product rounded down to the nearest whole number of shares, and (ii) the per share exercise price for the newly issued SP options or warrants was determined by dividing the exercise price per share of such Organic options or warrants by the Exchange Ratio, with the resulting quotient rounded down to the nearest whole cent.

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

In October 2007, the Company entered into a securities purchase agreement with select accredited investors related to the sale of Company common stock and warrants to purchase shares of Company common stock. The purchase price of the common stock was $1.75 per share. The Company closed its private placement, pursuant to which it issued an aggregate of 3,264,426 shares of Company common stock and warrants to purchase an aggregate of 1,468,990 shares of Company common stock at an exercise price of $2.50 per share with a five year term. The aggregate gross proceeds raised by the Company were approximately $5.7 million. In connection with the private placement, the Company paid to certain finders an aggregate cash commission equal to $140,000 and warrants to purchase an aggregate of 35,000 shares of Company common stock at an exercise price of $2.50 per share with a five year term.

In connection with the placements, the Company entered into registration rights agreements requiring the Company to file with the Securities and Exchange Commission an initial registration statement covering the resale of the common stock and the common stock issuable upon exercise of the warrants within 30 days following the closing of each such private placement. In addition, the Company was required to cause each registration statement to be declared effective by the Securities and Exchange Commission 90 to 180 days following the close of the respective private placement, depending on certain conditions. The Company’s registration statements were declared effective by the Securities and Exchange Commission within the prescribed time limits.

Authorized shares - SP is currently authorized under its Amended and Restated Certificate of Incorporation to issue 500,000,000 shares of its common stock and 10,000,000 shares of its preferred stock. Prior to the closing of the merger and private placement, there were 439,403 shares of SP common stock issued and outstanding and 60 shares of SP preferred stock issued and outstanding. At the closing of the merger and private placement and after giving effect thereto, there were 19,595,671 shares of SP common stock issued and outstanding and no shares of preferred stock issued and outstanding (the 60 shares of SP preferred stock issued and outstanding prior to the merger having automatically converted into 687,271 shares of SP common stock upon closing of the merger).

Warrants - During the three months ended March 31, 2007, in conjunction with various financing related agreements, including issuances of debt and equity securities, the Company issued warrants for a term of approximately 5 years to purchase shares of the Company’s common stock at exercise prices ranging from $1.17 to $1.38 per share for approximately 4,165,000 shares and at $2.50 per share for approximately 1,105,000 shares. During the three months ended June 30, 2007, the Company issued warrants at exercise prices ranging from $1.17 to $2.50 per share for approximately 1,371,000 shares and 822,270 shares were redeemed. During the three months ended December 31, 2007, the Company issued warrants at an exercise price of $2.50 per share for approximately 1,639,000 shares. As of December 31, 2007, there were a total of 7,458,035 warrants outstanding.

Stock options - Commencing in 2006, the Company from time to time granted to certain of its directors, officers and employees options to purchase shares of the Company’s common stock. Options have a term of 10 years from the date of grant, with exercise prices established at no less than the estimated fair market value of the Company’s common stock on the date of grant. The Company determines the fair market value of options granted using the Black-Scholes option-pricing model. The determination of the fair market value of stock-based awards on the date of grant using an option pricing model is affected by the stock price as well as assumptions regarding a number of subjective variables. These variables include, among others, the expected life of the award, expected stock price volatility over the term of the award and actual and projected exercise behaviors. Although the fair value of stock-based awards is determined in accordance with SFAS 123R and SAB 107, the Black-Scholes option pricing model requires the input of highly subjective assumptions, and other reasonable assumptions could provide differing results. The weighted average fair value of stock options granted during the year ended December 31, 2006 and 2007 was approximately $0.21 and $0.72 per share, respectively determined using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 50% (based on the volatilities of common stock of comparable public companies); risk-free interest rates of approximately 5.1% and 4.4%, and estimated lives of 5 years.

Compensation expense recognized for stock options approximated $60,000 and $315,000 for the years ended December 31, 2006 and 2007, respectively. As of December 31, 2007, there was approximately $1.5 million of unrecognized compensation cost related to unvested stock options granted, which is expected to be recognized as expense over a period of approximately 3 years. The intrinsic value of stock options outstanding and exercisable is based on the close/last price for the Company’s common stock as reported by the OTCBB of $1.43 per share at December 31, 2006 and $1.50 at December 31, 2007, and is calculated by aggregating the difference between the closing price and the exercise price of vested and unvested stock options which have an exercise price less than the closing price. The following summarizes activity for stock options (intrinsic value in thousands):

	Outstanding	Weighted average exercise price	Weighted average remaining life in years	Aggretate intrinsic value
Balance at January 1, 2005	-
Granted	655,545	$0.54	10.0
Exercised	-
Forfeitures	-
Balance at December 31, 2006	655,545	0.54	9.4	$585
Granted	2,827,965	1.55
Exercised	-
Forfeitures	(432,572)	1.98
Balance at December 31, 2007	3,050,938	$1.50	8.2	$762
Exercisable at December 31, 2007	467,026	$0.70	8.7	$435

Additional information regarding stock options outstanding as of December 31, 2007, is as follows:

	Options outstanding			Options exercisable
Range of exercise prices	number	Weighted average exercise price	Weighted average remaining life in years	number	Weighted average exercise price
$0.17	349,254	$0.17	8.2	282,773	$0.17
$0.34	118,628	0.34	8.5	44,485	0.34
$1.38	1,246,674	1.38	9.1	-
$1.43 - $1.48	369,781	1.47	9.7	110,080	1.43
$1.60 - 1.92	355,000	1.80	9.7	-
$2.23	461,601	2.23	9.6	-
$3.60	150,000	3.60	9.5	29,688	3.60
	3,050,938	$1.50		467,026	$0.70

Note 6. Asset purchase agreements

In October 2006, pursuant to terms of an asset purchase agreement, the Company acquired for $1.0 million cash, among other things, all inventory, furniture, fixtures, equipment, customer lists, leasehold improvements, and owned vehicles used in connection with a catering business in California. Other than the notes payable on the vehicles, no liabilities were assumed by the Company. The Company also entered in to a one year lease agreement for the building owned by the seller. The total purchase price of approximately $1.0 million, including related acquisition costs, was allocated to assets acquired based on relative estimated fair values, which resulted in the majority being allocated to customer based identifiable intangible assets, and which is summarized as follows (in thousands):

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

On October 18, 2007, pursuant to terms an asset purchase agreement, the Company acquired for $2.4 million cash, shares of Company common stock having a fair value of $250,000 based on the closing price as of the date of the agreement, $35,000 per month for 12 months from the closing date, $150,000 due 90 days from the closing date and another $150,000 due 120 days after the close, and upon the occurrence of certain events, additional shares of the Company having a fair value of $50,000 based on the closing price as of the date of the agreement, all inventory, furniture, fixtures, equipment, customer lists, leasehold improvements, and owned vehicles used in connection with a catering and retail business operating three stores in San Diego, California. Other than the Company’s assumption of the leases for the three locations, no other liabilities were assumed. The total purchase price of approximately $3.0 million will be allocated to assets acquired based on estimated fair values, which will result in the majority being allocated to customer based identifiable intangible assets.

Inventory and other assets	$90
Furniture, fixtures, equipment and vehicles	210
Customer based intangible assets	3,100
Total	$3,400

Operating results for the acquired catering businesses are included in the Company’s operating results from the dates of acquisitions. The following supplemental pro forma information has been presented on the basis as if the asset acquisitions of the catering businesses had occurred at the beginning of the periods presented (in thousands):

	2006	2007
Sales	$16,414	$20,189
Net loss	$(9,774)	$(11,040)
Net loss per share	$(2.94)	$(0.39)

In July 2007, pursuant to terms of an asset purchase agreement, the Company acquired for approximately $375,000 cash, shares of Company common stock having a fair value of approximately $163,000 based on the closing price as of the date of the agreement, and $50,000 due 60 days from the date of the agreement, among other things, all inventory, furniture, fixtures, equipment, customer lists, leasehold improvements, and owned vehicles used in connection with a retail business operating two stores in San Diego, California. No liabilities were assumed by the Company. The Company also entered in to a five-year lease agreement for one of the store locations from a landlord affiliated with the seller, and assumed the lease for the other store location. The total purchase price of approximately $600,000 has been preliminarily allocated to assets acquired based on estimated fair values, which resulted in the majority being allocated to customer based identifiable intangible assets, and which is summarized as follows (in thousands):

Inventory and other assets	$12
Furniture, fixtures, equipment and vehicles	30
Customer based intangible assets	558
Total	$600

In September 2007, pursuant to terms of an asset purchase agreement, the Company acquired for approximately $266,000 cash, shares of Company common stock having a fair value of approximately $100,000 based on the closing price as of the date of the agreement, $25,000 due in equal monthly payments within 90 days from the date of the agreement, and related acquisition costs of approximately $22,000, among other things, all inventory, furniture, fixtures, equipment, customer lists, leasehold improvements, and owned vehicles used in connection with a retail business operating one store in San Diego, California. No liabilities were assumed by the Company. The Company assumed the lease for the store location. The total purchase price of approximately $415,000 has been preliminarily allocated to assets acquired based on estimated fair values, which resulted in the majority being allocated to customer based identifiable intangible assets, and which is summarized as follows (in thousands):

Inventory (and other assets)	$11
Furniture, fixtures, equipment and vehicles	25
Customer based intangible assets	379
Total	$415

In September 2007, pursuant to terms of an asset purchase agreement, the Company acquired for approximately $381,000 cash and shares of Company common stock having a fair value of approximately $48,000 based on the closing price as of the date of the agreement, all inventory, furniture, fixtures, equipment, customer lists, leasehold improvements, and owned vehicles used in connection with a retail business operating two stores in San Diego, California. No liabilities were assumed by the Company. The Company also entered in to a five-year lease agreement for one of the store locations from a landlord affiliated with the seller, and assumed the lease for the other store location. The total purchase price of approximately $430,000 has been preliminarily allocated to assets acquired based on estimated fair values, which resulted in the majority being allocated to customer based identifiable intangible assets, and which is summarized as follows (in thousands):

Inventory and other assets	$6
Furniture, fixtures, equipment and vehicles	30
Customer based intangible assets	394
Total	$430

Note 7. Commitments and contingencies

The Company leases its cafes, central kitchens and office facilities under non-cancelable operating leases, some with renewal options. Rents are fixed base amounts, some with escalating rents and some with contingent rentals based on sales. Lease provisions also require additional payments for maintenance and other expenses. Rent is expensed on a straight-line basis over the term of the lease. The difference between amounts paid and expensed is recorded as a deferred credit. The Company also leases certain point-of-sale computer hardware and software pursuant to capital leases. Subsequent to December 31, 2007, the Company has entered into new leases for computer hardware and software, furniture, fixtures and equipment in our cafés, which provide for additional minimum future lease payments over their three year terms of approximately $1.0 million including interest. Capital lease obligations are for terms ranging from two to five years with interest at 9% to 22%. At December 31, 2007, minimum future annual lease obligations are as follows (in thousands):

	Operating	Capital
2008	$1,529	$552
2009	1,168	261
2010	1,067	145
2011	981	88
2012 and thereafter	1,740	32
	6,485	1,078
Less amounts representing interest		(175)
	$6,485	$903

On January 8, 2008, Esther Sanchez, a former employee of Organic To Go, Inc., our wholly owned subsidiary, brought suit against us seeking damages in the Superior Court of the State of California for the County of Los Angeles claiming wrongful termination, sexual harassment and related causes of action in connection with the termination of Ms. Sanchez’s employment with us. Our employment practices liability insurer has agreed to provide a defense on our behalf, subject to a reservation of rights letter and the terms and conditions of its insurance policy.

We are currently in mediation pursuant to the Standard Form of Agreement with Wheelihan Construction, Inc. This matter arose out of tenant improvements made by Wheelihan Construction, Inc. and its subcontractors at one of our retail locations in San Diego, California. In connection with the matter, four subcontractors/suppliers have commenced actions against us, Wheelihan Construction, Inc. and other defendants.

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

Effective January 1, 2007, the Company entered into an employment agreement with a three-year term with its founder and Chief Executive Officer, pursuant to which the executive officer shall receive a base salary at an annual rate of $225,000, subject to annual increases as determined by the Company’s Board of Directors. The Company’s Chief Executive Officer is also eligible for cash bonuses and other typical employment benefits. In addition, effective upon the closing of the merger, the executive officer received 1,246,674 options to purchase shares of the Company’s common stock at an exercise price of $1.38 per share, with a term of 10 years from the date of grant. Options granted vest 25% after 12 months of employment, with the remainder vesting over the next 36 months, subject to accelerated vesting in the event of a “Change in Control,” as defined in the employment agreement, or in certain other circumstances. Under certain departure circumstances, the executive officer could be eligible to receive payments equal to one year’s salary and benefits.

Effective February 7, 2008, the Company entered into an amended and restated employment agreement with a three-year term with its founder and Chief Executive Officer, pursuant to which the executive officer shall receive a base salary at an annual rate of $250,000, subject to annual increases as determined by the Company’s Board of Directors. The Company’s Chief Executive Officer is also eligible for cash bonuses and other typical employment benefits.

Effective January 14, 2008, the Company entered into an employment agreement with a three-year term with its Chief Financial Officer, pursuant to which the executive officer shall receive a base salary at an annual rate of $235,000, subject to annual increases as determined by the Company’s Chief Executive Officer. The Company’s Chief Financial Officer is also eligible for cash bonuses and other typical employment benefits. In addition, the executive officer received 300,000 options to purchase shares of the Company’s common stock at an exercise price of $1.48 per share, with a term of 10 years from the date of grant. Options granted vest 25% after 12 months of employment, with the remainder vesting over the next 36 months, subject to accelerated vesting in the event of a “Change in Control,” as defined in the employment agreement, or in certain other circumstances. Under certain departure circumstances, the executive officer could be eligible to receive payments equal to six month’s salary.

Note 8. Income taxes

Deferred income taxes represent the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities and related valuation allowances as of December 31 are as follows (in thousands):

Deferred tax assets	2006	2007
Net operating loss carryforwards	$4,689	$7,919
Property and equipment	351	122
Intangible assets	58	1,111
Other	112	262
Total deferred tax assets	5,210	9,414
Valuation allowance	(5,210)	(9,414)
Deferred tax assets, net of valuation allowance.	$-	$-

The Company has recorded no provision for income taxes due to net losses incurred. A valuation allowance has been recorded against deferred tax assets as it has not been determined that it is more likely than not that these deferred tax assets will be realized. As of December 31, 2007, the Company has net operating loss carryforwards of approximately $21.0 million and $12.0 million for federal and state income tax purposes, respectively, which expire beginning in 2024 (federal) and 2014 (state). Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Further, as a result of ownership changes, the Company may be subject to annual limitations on the amount of net operating loss utilizable in any tax year.

The difference between the expected benefit computed using the statutory tax rate and the recorded benefit of zero is primarily due to the change in the valuation allowance. The change in the valuation allowance was approximately $2.9 million and $4.2 million in 2006 and 2007, respectively.

Note 9. Subsequent events

On January 25, 2008, the Company entered into a Securities Purchase Agreement with select accredited investors related to the sale of common stock and warrants to purchase shares of common stock. The Company closed the private placement on January 25, 2008, and issued an aggregate of 1,428,572 shares of common stock and warrants to purchase an aggregate of 642,858 shares of common stock. The aggregate gross proceeds raised by the Company were approximately $2.0 million. Each share was sold to the investors at $1.40 per share. The warrants expire five years from the date of issue and may be exercised at $2.50 per share, subject to adjustment in certain circumstances. The private placement was conducted pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

On February 19, 2008, we entered into a Securities Purchase Agreement with W.Health L.P., relating to the sale of (i) our common stock, (ii) an unconditional warrant to purchase common stock and (iii) a conditional warrant to purchase common stock. Pursuant to the terms of the Securities Purchase Agreement, we sold and issued to W.Health L.P. 7,142,857 shares of common stock at a price of $1.40 per share, for a total purchase price of $10.0 million.

The unconditional warrant provides W.Health L.P. the right to purchase 4,285,715 shares of common stock at an exercise price of $2.50 per share, subject to adjustment under certain circumstances. The unconditional warrant is exercisable at any time through February 27, 2013 and may be exercised on a cashless basis.

The conditional warrant is exercisable only under certain circumstances, including (i) our failure to become listed on The NASDAQ Stock Market or the American Stock Exchange on or before February 27, 2011, (ii) our failure to maintain listing on The NASDAQ Stock Market or the American Stock Market for certain specified time periods or (iii) if we are acquired by or merge with another unaffiliated entity for consideration to the Company of an amount equal to or less than $2.50 per share before February 27, 2013 (each, an “Exercise Event”). Upon the occurrence of an Exercise Event, the W.Health L.P. will have the right to purchase such number of shares of common stock, calculated as of the initial date of exercise, equal to twenty percent (20%) of the total number of shares of capital stock on a fully diluted basis, taking into account such issuance, using the treasury method, at an exercise price of $0.001 per share, subject to adjustment under certain circumstances. The conditional warrant will expire upon the occurrence of certain specific events, but in any event, no later than February 27, 2013. The conditional warrant may be exercised on a cashless basis.

In connection with the sale of common stock to W.Health, L.P., we entered into registration rights agreements, which require us to file with the Securities and Exchange Commission and cause to be made effective, initial registration statements covering the resale of the common stock and the common stock issuable upon exercise of the warrants within specified time periods.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORGANIC TO GO FOOD CORPORATION
By: /s/ Jason Brown	Date: March 31, 2008
Jason Brown
Title : Chief Executive Officer and Chairman

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Jason Brown	Chief Executive Officer and Chairman	March 31, 2008
Jason Brown	(Principal Executive Officer)

/s/ Michael Gats	Chief Financial Officer	March 31, 2008
Michael Gats	(Principal Financial Officer and Principal Accounting Officer)

/s/ Dave Smith	Director	March 31, 2008
Dave Smith

/s/ Peter Meehan	Director	March 31, 2008
Peter Meehan

/s/ Roy Bingham	Director	March 31, 2008
Roy Bingham

/s/ Douglas Lioon	Director	March 31, 2008
Douglas Lioon

	Director	March 31, 2008
S.M. “Hass” Hassan

/s/ Dr. Gunnar Weikert	Director	March 31, 2008
Dr. Gunnar Weikert

II-1

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger and Reorganization, dated as of January 11, 2007 (1)

2.2	First Amendment to Agreement and Plan of Merger and Reorganization and Company Disclosure Schedule, dated as of February 12, 2007 (2)

3.1	Amended and Restated Certificate of Incorporation (3)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (4)

3.3	Amended and Restated Bylaws (5)

4.1	Specimen Common Stock Certificate (2)

4.2	Form of Warrant (2)

4.3	Form of Warrant issued in connection with June 28, 2007 Private Placement (6)

4.4	Form of Warrant issued in connection with October 2007 Private Placement (7)

4.5	Form of Warrant issued in connection with January 2008 Private Placement (14)

4.6	Form of Unconditional Warrant issued in connection with February 2008 Private Placement (16)

4.7	Form of Conditional Warrant issued in connection with February 2008 Private Placement (16)

10.1	Asset Purchase Agreement by and between Organic Holding Company, Inc. and Briazz Inc. (2)

10.2	Asset Purchase Agreement by and among Vinaigrettes LLC, Dan Karzen and Organic Holding Company, Inc. (2)

10.3	Placement Agent Agreement, dated December 18, 2006, by and between Organic Holding Company, Inc. and Burnham Hill Partners, a division of Pali Capital, Inc. (2)

10.4	Form of Subscription Agreement by and between SP Holding Corporation and the Investors (2)

10.5	2007 Equity Participation Plan of Organic To Go Food Corporation (4)

10.6	Escrow Agreement, dated June 20, 2007 (6)

10.7	Securities Purchase Agreement, dated June 26, 2007 (6)

10.8	Registration Rights Agreement, dated June 26, 2007 (6)

10.9	Joinder to each of the Securities Purchase Agreement and the Registration Rights Agreement, dated June 28, 2007 (10)

10.10	Employment Agreement between Organic To Go, Inc. and Andrew Jacobs (11)

10.11	Escrow Agreement, dated October 10, 2007 (7)

10.12	Securities Purchase Agreement, dated October 12, 2007 (7)

10.13	Registration Rights Agreement, dated October 12, 2007 (7)

10.14	Joinder to each of the Securities Purchase Agreement and the Registration Rights Agreement, dated October 12, 2007 (9)

10.15	Agreement of Purchase and Sale of Assets (8)

10.16	First Amendment to Agreement of Purchase and Sale of Assets (8)

10.17	Employment Agreement by and between Michael Gats and Organic To Go Food Corporation (13)

10.19	Securities Purchase Agreement, dated January 25, 2008 (14)

10.20	Employment Agreement by and between Jason Brown and Organic To Go Food Corporation (15)

10.21	Securities Purchase Agreement, dated February 19, 2008 (16)

10.22	Registration Rights Agreement, dated February 27, 2008 (16)

10.23	Deferred Registration Rights Agreement, dated February 27, 2008 (16)

16.1	Letter from De Leon & Company, P.A. to the SEC, dated March 7, 2007 (12)

21.1	List of Subsidiaries (2)

23.1	Consent of Rose, Snyder & Jacobs*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002*
32.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes - Oxley Act of 2002*
*	Filed herewith

(1)	Filed on January 17, 2007 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(2)	Filed on February 13, 2007 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(3)	Filed on December 13, 2003 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(4)	Filed on May 21, 2007 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(5)	Filed on May 14, 2001 as an exhibit to our report on Form 10-QSB and incorporated herein by reference.

(6)	Filed on June 27, 2007 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(7)	Filed on October 18, 2007 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(8)	Filed on October 24, 2007 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(9)	Filed on November 5, 2007 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(10)	Filed on June 29, 2007 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(11)	Filed on July 13, 2007 as an exhibit to our Registration Statement on Form SB-2 and incorporated herein by reference.

(12)	Filed on March 9, 2007 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(13)	Filed on December 19, 2007 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(14)	Filed on January 28, 2008 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(15)	Filed on February 13, 2008 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(16)	Filed on February 25, 2008 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.