Form 10-Q
period 2008-03-31
Organic To Go Food CORP
filed 2008-05-15
CIK 1014343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 0-21061

ORGANIC TO GO FOOD CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	58-2044990
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3317 Third Avenue South
Seattle, Washington 98134
(206) 838-4670
(Address principal executive offices)
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☑ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of May 5, 2008, 36,329,755 shares of the Company’s Common Stock, par value $0.001 per share, were outstanding.

Organic To Go Food Corporation

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

Organic To Go Food Corporation and its wholly-owned subsidiary, Organic To Go, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	(audited) December 31, 2007	(unaudited) March 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$668	$8,601
Accounts receivable, net	1,099	1,437
Inventory	845	1,042
Prepaid expenses and other current assets	489	810
Total current assets	3,101	11,890

Property and equipment, net	5,465	6,723
Identifiable intangible assets, net	3,853	2,542
Deposits and other assets	521	264
TOTAL ASSETS	$12,940	$21,419
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,040	$2,152
Accrued liabilities	780	546
Current portion of notes payable,	1,474	1,091
Current portion of capital lease obligations	463	683
Total current liabilities	4,757	4,472

Deferred rent	52	52
Notes payable, net of current portion	1,044	1,364
Capital lease obligations, net of current portion	440	1,001
TOTAL LIABILITIES	6,293	6,889

Commitments and Contingencies (see Note 7)

Shareholders’ equity:
Preferred Stock - $0.001 par value per share, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock and additional paid-in capital - $0.001 par value per share, 500,000,000 shares authorized, 27,758,326 and 36,329,755 shares issued and outstanding	33,215	43,944
Accumulated deficit	(26,568)	(29,414)
TOTAL SHAREHOLDERS’ EQUITY	6,647	14,530

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,940	$21,419

See accompanying notes to condensed consolidated financial statements.

Organic To Go Food Corporation and its wholly-owned subsidiary, Organic To Go, Inc.
Condensed Consolidated Statements of Operations
(Unaudited and in thousands, except per share amounts)

	Three Months Ended March 31,
	2007	2008

Sales	$3,618	$5,175

Cost of sales	1,842	1,981

Gross profit	1,776	3,194

Operating expenses	3,462	4,205
Depreciation and amortization	434	1,770
Total operating expenses	3,896	5,975

Loss from operations	(2,120)	(2,781)

Interest income (expense), net	(347)	(65)
Loss before income taxes	(2,467)	(2,846)

Income taxes	-	-

Net loss	$(2,467)	$(2,846)

Basic and diluted net loss per share	$(0.21)	$(0.09)

Weighted average shares outstanding	12,022	31,479

See accompanying notes to condensed consolidated financial statements.

Organic To Go Food Corporation and its wholly-owned subsidiary, Organic To Go, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited and in thousands, except share amounts)

	Common Stock
	and Additional			Total
	Paid In Capital		Accumulated	Stockholders’
	Shares	Amount	Deficit	Equity

Balance at December 31, 2007	27,758,326	$33,215	$(26,568)	$6,647

Issuance of common shares and warrants for cash	8,571,429	12,000	-	12,000
Stock issue costs	-	(1,386)	-	(1,386)
Share based compensation	-	115	-	115
Net loss	-	-	(2,846)	(2,846)

Balance at March 31, 2008	36,329,755	$43,944	$(29,414)	$14,530

See accompanying notes to condensed consolidated financial statements.

Organic To Go Food Corporation and its wholly-owned subsidiary, Organic To Go, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Three Months Ended March 31,
	2007	2008
Cash flows from operating activities:
Net loss	$(2,467)	$(2,846)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	434	1,771
Share-based compensation cost	19	115
Amortization of debt issue costs and debt discount included in interest expense	232	-

Changes in operating assets and liabilities:
Accounts receivable	(210)	(338)
Inventory	(91)	(197)
Prepaid expenses and other current assets	(420)	(321)
Accounts payable	(251)	(38)
Accrued liabilities	203	(234)
Other	(72)	(19)
Net cash used by operating activities	(2,623)	(2,107)

Cash flows from investing activities:
Purchases of property, equipment and other assets	(494)	(605)
Purchase of intangible assets	(580)	-
Net cash used in investing activities	(1,074)	(605)

Cash flows from financing activities:
Principal payments on notes payables	(347)	(63)
Principal payments on capital lease obligations	(39)	(186)
Proceeds from sale of common stock, net of issue costs	6,002	10,894
Net cash provided by financing activities	5,616	10,645

Net increase in cash and cash equivalents	1,919	7,933

Cash and cash equivalents
Beginning of period	865	668
End of period	$2,784	$8,601

Supplemental disclosure of cash flow information:
Cash paid for interest	$66	$74
Cash paid for income taxes	-	-

Non-cash investing and financing activities:
Fixed assets acquired though capital lease	$-	$967
Fixed assets purchased though accounts payable	$-	$150

See accompanying notes to condensed consolidated financial statements.

Organic To Go Food Corporation and its wholly-owned subsidiary, Organic To Go, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2008

Note 1.  Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

Organization and Business

Organic To Go Food Corporation, formerly SP Holding Corporation (“SP”) prior to May 2007, and its wholly owned subsidiary Organic To Go, Inc. (“Organic” and together with Organic To Go Food Corporation, collectively, the “Company”), which was acquired in a reverse merger on February 12, 2007, provides convenient retail cafes and delivery and catering services, preparing and serving “grab and go” lunch, dinner, and breakfast foods and beverages prepared using organic ingredients, whenever possible. The Company also distributes its products through select wholesale accounts. In October 2006, Organic expanded its catering operations in the California area by acquiring the assets of a catering operation headquartered in Los Angeles, California, and in March 2007, it expanded its catering operations by acquiring the assets of a catering operation located in Seattle, Washington. During 2007, the Company further expanded its operations by acquiring the assets of three separate businesses, for a total of six additional locations in San Diego, California. As of March 31, 2008, the Company operates six stores in Washington and twenty stores in California.

Basis of Presentation

In the opinion of management, the accompanying Condensed Consolidated Balance Sheets and related Condensed Consolidated Statements of Operations, Condensed Consolidated Statement of Stockholders’ Equity and Statements of Cash Flows have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Management believes that all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

The presentation of financial statements prepared in conformity with GAAP contemplates continuation of the Company as a going concern. The Company has reported recurring losses and cash used by operating activities, and at March 31, 2008 has a net working capital deficiency and accumulated deficit that could raise doubt about its ability to continue as a going concern.

Since inception, the Company has funded its operations and business development and growth through debt and equity financings. During the three months ended March 31, 2007, proceeds of approximately $6.9 million were received from the sale of equity securities in connection with its reverse merger and private placement, and approximately $5.3 million of notes payable were converted into common shares. Additionally, during the three months ended June 30, 2007, proceeds of approximately $6.7 million were received from the sale of debt and equity securities. In October 2007, the Company closed its private placement offering and issued approximately 3.2 million shares of Company common stock and warrants to purchase approximately 1.5 million shares of Company common stock. The aggregate gross proceeds raised by the Company were approximately $5.7 million. Subsequent to December 31, 2007, the Company closed a private placement offering in January 2008 and issued approximately 1.4 million shares of Company common stock and warrants to purchase approximately 0.6 million shares of Company common stock. The aggregate gross proceeds raised by the Company were approximately $2.0 million. In February 2008, the Company closed a private placement offering and issued approximately 7.1 million shares of Company common stock and a warrant to purchase approximately 4.3 million shares of Company common stock and a conditional warrant to purchase shares of Company common stock, which may only be exercised under certain circumstances. The aggregate gross proceeds raised by the Company were approximately $10.0 million. Company management intends to continue to be engaged in additional fund-raising activities to fund future capital expenditures, potential acquisitions of businesses, and provide additional working capital. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should the Company not continue as a going concern.

Use of Estimates

Preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The more significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the depreciable lives of property and equipment, recoverability of receivables, valuation and recoverability of inventories, recoverability of long-lived assets, valuation of intangible assets and allocation of purchase price, valuation of equity-related instruments issued, and valuation allowance for deferred income tax assets.

Summary of Significant Accounting Policies

Cash and cash equivalents - The Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents. The Company places its cash balances on deposit with high credit, highly-rated financial institutions. At times, such balances may be in excess of the FDIC insurance limit. At March 31, 2008, approximately $8.6 million was in excess of the FDIC limit.

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

Fair value of financial instruments - The Company measures its financial assets and liabilities in accordance with GAAP. For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, the carrying amounts approximate fair value due to their short maturities. Amounts recorded for notes payable also approximate fair value because current interest rates offered to the Company for debt of similar maturities are substantially the same.

Accounts receivable - The Company extends credit to certain of its customers. Accounts receivable are customer obligations due under normal trade terms. The Company performs credit evaluations of its customers’ financial condition. Management reviews accounts receivable on a regular basis on contracted terms and how recent payments have been received in order to determine estimates of amounts that could potentially be uncollectible. The Company includes an estimate of the amount that is more likely than not to be uncollectible in its allowance for doubtful accounts. Accounts uncollected are ultimately written off after all reasonable collection efforts have been exhausted.

Inventory - Inventory, which consists primarily of food, beverages and packaging products, is stated at the lower of cost or market. Cost is determined according to the first-in, first-out method. In assessing the ultimate realization of inventories, Company management makes judgments as to future demand requirements compared to current inventory levels.

Property and equipment - Property and equipment is stated at cost. Additions and improvements that significantly add to the productive capacity or extend the life of an asset are capitalized. Maintenance and repairs are expensed as incurred. Depreciation is computed using the straight-line method over five to seven years for furniture, fixtures, equipment and vehicles, and over three years for computer software and hardware. Leasehold improvements are amortized over the shorter of the lease term or ten years.

Identifiable intangible assets - Through its acquisitions of other businesses, the Company has acquired certain identifiable intangible assets including customer-based intangibles and a covenant not to compete. All such intangible assets have been accounted for in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). The estimate of useful lives of each intangible asset was based on an analysis by management of all pertinent factors, and selection of an estimated useful life of up to two years has been identified for each intangible asset. Customer based intangible assets are amortized utilizing an accelerated method and non-compete intangible assets are amortized on a straight-line basis.

Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”) requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net discounted cash flows expected to be generated by the asset or other valuation methods. If such assets are considered to be impaired, impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the asset’s fair value.

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

Income taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”), which requires recognition of deferred tax assets and liabilities for expected future tax consequences of events that have been included in financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts expected to be realized. The Company continues to provide a full valuation allowance to reduce its net deferred tax asset to zero, inasmuch as Company management has not determined that realization of deferred tax assets is more likely than not.

Stock-based compensation - The Company accounts for its share-based compensation under the provisions of FASB Statement No. 123(R), Share-Based Payment, (“FAS 123R”).The Company adopted FAS 123R effective beginning January 1, 2006 using the modified prospective method.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of FAS 123R and Emerging Task Force Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services.” Compensation expense related to equity instruments issued to non-employees is recognized as the equity instruments vest.

Basic and diluted net loss per share - Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options, warrants or convertible promissory notes, or conversion of preferred stock shares. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. Computations of net loss per share for the periods ending March 31, 2007 and 2008 exclude approximately 5.3 million and 12.4 million common shares, respectively, issuable upon exercise of outstanding and issuable warrants, 2.1 million and 4.9 million shares, respectively, of common stock issuable upon exercise of outstanding stock options, and 766,000 and 302,000 shares, respectively, of common stock issuable upon conversion of convertible notes payable. These common stock equivalents could have the effect of decreasing diluted net income per share in future periods when the Company generates net income.

Reclassifications - Certain reclassifications have been made to prior years’ financial statements to conform to current year presentation. Such reclassifications had no effect on stockholders’ equity, net loss or net increase in cash and cash equivalents.

Recent accounting pronouncements - In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations (“SFAS 141R”), which revises current purchase accounting guidance in SFAS 141, Business Combinations. SFAS 141R requires most assets acquired and liabilities assumed in a business combination to be measured at their fair values as of the date of acquisition. SFAS 141R also modifies the initial measurement and subsequent remeasurement of contingent consideration and acquired contingencies, and requires that acquisition related costs be recognized as expense as incurred rather than capitalized as part of the cost of the acquisition. SFAS 141R is effective for fiscal years beginning after December 15, 2008 (the Company’s fiscal 2009) and is to be applied prospectively to business combinations occurring after adoption. The impact of SFAS 141R on the Company’s consolidated financial statements will depend on the nature and extent of the Company’s future acquisition activities.

In December 2007, the FASB issues SFAS 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS 160”).  SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests, of which the Company currently has none.  All other requirements of SFAS 160 shall be applied prospectively.  SFAS 160 is effective for fiscal years beginning after December 15, 2008.

Note 2. Inventories

Inventories consist of the following (in thousands):	December 31, 2007	March 31, 2008
Food and beverages	$820	$1,014
Paper products	25	28
Total inventories	$845	$1,042

Note 3. Property and Equipment

Property and equipment consists of the following (in thousands):	December 31, 2007	March 31, 2008
Leasehold improvements	$2,389	$2,933
Furniture, fixtures and equipment	3,878	4,090
Vehicles	1,156	1,156
Leased equipment	686	1,648
	8,109	9,827
Less accumulated depreciation and amortization	2,644	3,104
Total property and equipment, net	$5,465	$6,723

Amortization of leased equipment is included in depreciation and amortization expense.

Note 4. Identifiable Intangible Assets

Identifiable intangible assets consist of the following (in thousands):	December 31, 2007	March 31, 2008
Customer based intangible assets	$6,303	$6,303
Non-compete intangible assets	589	589
	6,892	6,892
Less accumulated amortization	(3,039)	(4,350)
Total identifiable intangible assets, net	$3,853	$2,542

The Company recorded amortization expense on intangible assets of $211,000 and $1.3 million, respectively, for the periods ended March 31, 2007 and 2008.

Note 5. Notes Payable

Notes payable consist of the following (in thousands):	December 31, 2007	March 31, 2008
Notes payable, 6% to 25% interest collateralized by vehicles and equipment	$141	$103
Convertible note payable, 8.25% interest, collateralized by substantially all assets	759	759
Notes payable, 7.75% interest, collateralized by certain assets, due April 2010	418	418
Note payable, 9.25% interest, due March 2009	97	78
Note payable, 8.0% interest, due October 2009	54	47
Notes payable, 18% interest, due May 2008	500	500
Notes payable, 10.5% interest, due December 2009	549	550
Total notes payable	2,518	2,455
Less: current portion of notes payable	(1,474)	(1,091)
Notes payable, net of current portion	$1,044	$1,364

The Company has a borrowing agreement with a vendor pursuant to which the Company has had outstanding borrowings of approximately $759,000 since March 31, 2006. The note payable requires monthly payments of interest at the prime rate plus 1% (8.25% at December 31, 2007 and 6.25% at March 31, 2008), with the principal due in September, 2007. The note is convertible at the note holder’s option into shares of the Company’s common stock at an exchange ratio adjusted conversion price of approximately $1.68 per share. If the note was not converted in full on or before the maturity date, the then outstanding principal balance and accrued interest automatically converts into a term note, which shall provide for thirty-six equal monthly payments and a final maturity date in September 2010. Since the note was not converted or repaid on or prior to the maturity date the original note has been replaced with a 36 month term loan with interest at prime plus 1%. The note is collateralized by a pledge of Company assets.

In December 2007, the proceeds from the issuance of two separate promissory notes payable in the amounts of $258,500 and $291,500 were used to pay off a prior note payable in the amount of $550,000. Each bears interest at 10.5% per annum and both are due in December, 2009. The holder of each note can elect to require payment in full in December, 2008.

During 2007, the Company borrowed $500,000 from three of the Company’s equity and bridge note investors pursuant to a promissory note payable of $500,000, bearing interest at 18% per annum, all of which are due in May, 2008.

Also during 2007, as part of asset purchase agreements, the Company issued to the sellers promissory notes of $150,000 and $75,000, bearing interest at 9.25% and 8% per annum, payable monthly and due in March, 2009 and October, 2010, respectively.

Future minimum principal payments on notes payable at March 31, 2008 are as follows (in thousands):

One year (4/2008 – 3/2009)	$1,091
Two years (4/2009 – 3/2010)	1,238
Three years (4/2010 – 3/2011)	126
Total	$2,455

Note 6. Stockholders’ Equity

Authorized shares– The Company is currently authorized under its Amended and Restated Certificate of Incorporation to issue 500,000,000 shares of its common stock and 10,000,000 shares of its preferred stock.

Warrants - During the three months ended March 31, 2008, in conjunction with various equity financing related agreements and related issuance of equity securities, the Company issued warrants for a term of approximately 5 years to purchase shares of the Company’s common stock at an exercise price of $2.50 per share for approximately 7.9 million shares. As of March 31, 2008, there were a total of 12.4 million warrants outstanding as follows:

Exercise Price	Number of warrants
$ 1.38	66,629
1.68	2,151,986
2.12	2,229,430
2.50	7,938,563
12,386,608

Stock options – From time to time, the Company grants to its directors, officers, employees and consultants options to purchase shares of the Company’s common stock. The Company accounts for its share-based compensation under the provisions of FAS 123R. Options have a term of 10 years from the date of grant, with exercise prices at no less than the price of a share of the Company’s common stock on the date of grant. The Company uses the Black-Scholes option pricing model to estimate the fair value of its stock options on the date of grant. Fair value determination using this model is affected by the Company’s stock price on the date of grant as well as the expected life of the award, expected stock price volatility over the term of the award and actual and projected exercise behaviors. FAS 123R requires that the Company recognize compensation expense for only the portion of options that are expected to vest. Therefore, management applies an estimated forfeiture rate for projected future employee turnover rates. The estimated forfeiture rate is approximately 12%. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods. The Company’s stock price volatility, option lives and expected forfeiture rates involve management’s best estimates at the time of such determination, all of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option. The Company typically issues stock options with a four-year vesting period (defined by FAS 123R as the requisite service period). The Company amortizes stock compensation cost ratably over the requisite service period.

Although the fair value of share-based awards is determined in accordance with FAS 123R and SAB 107, the Black-Scholes option pricing model requires the input of highly subjective assumptions, and other reasonable assumptions could provide different results. The weighted average fair value of stock options granted during the quarters ended March 31, 2007 and 2008 was approximately $0.50 and $0.64 per share, respectively, determined using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 50% (based on the volatilities of common stock of comparable public companies); risk-free interest rates of approximately 5.0% and 2.9%, respectively; and estimated lives of 5 years.

Compensation expense recognized for stock options and restricted stock approximated $19,000 and $115,000, respectively, for the quarters ended March 31, 2007 and 2008. As of March 31, 2008, there was approximately $2.3 million of unrecognized compensation cost related to unvested stock options and restricted stock, which is expected to be recognized as expense over a period of approximately 3 years. The following summarizes activity for stock options:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2007	3,050,938	$1.50
Grants	2,076,000
Cancellations	(212,000)	3.08
Outstanding at March 31, 2008	4,914,938	$1.38	9.3 years	$483,000

Exercisable at March 31, 2008	834,502	$0.90	8.6 years	$357,000

Available for grant at March 31, 2008	430,024

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of its first quarter of 2008 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on March 31, 2008. Aggregate intrinsic value changes, based on the fair market value of the Company’s stock on a daily basis. The intrinsic value of stock options outstanding and exercisable at March 31, 2008 is based on the closing price for the Company’s common stock as reported by the OTCBB of $1.25 per share.

Additional information regarding stock options outstanding as of March 31, 2008, is as follows:

	Outstanding Options			Exercisable Options
Range of Exercise Prices Per Share	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.17	335,298	7.9	$0.17	282,058	$0.17
$ 0.34	132,584	8.3	$0.34	58,005	$0.34
$ 1.37 - $ 1.38	2,712,674	9.5	$1.38	363,614	$1.38
$ 1.40 - $ 1.48	979,781	9.7	$1.43	130,825	$1.41
$ 1.60 - $ 1.92	293,000	9.5	$1.82	-	$-
$ 2.23	461,601	9.1	$2.23	-	$-
$ 0.17 - $ 2.23	4,914,938	9.3	$1.38	834,502	$0.90

Note 7. Commitments and Contingencies

The Company leases its cafes, central kitchens and office facilities under non-cancelable operating leases, some with renewal options. Rents are fixed base amounts, some with escalating rents and some with contingent rentals based on sales. Lease provisions also require additional payments for maintenance and other expenses. Rent is expensed on a straight-line basis over the term of the lease. The difference between amounts paid and expensed is recorded as a deferred rent credit. The Company also leases certain point-of-sale computer hardware and software pursuant to capital leases. At March 31, 2008, minimum future annual lease obligations are as follows (in thousands):

	Operating Leases	Capital Leases	Total
1 year (April 2008 – March 2009)	$1,459	$841	$2,300
2 years (April 2009 – March 2010)	1,183	568	1,751
3 years (April 2010 – March 2011)	1,096	476	1,572
4 years (April 2011 – March 2012)	917	85	1,002
5 years and thereafter (April 2012 and beyond)	2,239	12	2,251
	6,894	1,982	8,876
Less amounts representing interest	-	(298)	(298)
Total lease obligations	$6,894	$1,684	$8,578

On January 8, 2008, Esther Sanchez, a former employee of Organic To Go, Inc., the Company’s wholly owned subsidiary, brought suit against the Company, seeking damages in the Superior Court of the State of California for the County of Los Angeles, claiming wrongful termination, sexual harassment and related causes of action in connection with the termination of Ms. Sanchez’s employment. The Company’s employment practices liability insurer has agreed to provide a defense on its behalf, subject to a reservation of rights letter and the terms and conditions of its insurance policy.

The Company is currently in mediation pursuant to the Standard Form of Agreement with Wheelihan Construction, Inc. This matter arose out of tenant improvements made by Wheelihan Construction, Inc. and its subcontractors at one of the Company’s retail locations in San Diego, California. In connection with the matter, four subcontractors/suppliers have commenced actions against the Company, Wheelihan Construction, Inc. and other defendants.

From time to time, the Company is subject to various legal proceedings and claims that may arise in the ordinary course of business. Further, in the past, certain vendors have taken legal action against the Company as a result of untimely payment of invoices. In some cases, the courts have stipulated judgment requiring the Company to pay interest and comply with payment schedules. Company management currently believes that resolution of such legal matters will not have a material adverse impact on the Company’s financial statements. The Company is not a party to any other material legal proceedings other than those disclosed above, nor is it aware of any circumstance that may reasonably lead a third party to initiate material legal proceedings against it at this time.

Note 8. Subsequent Events

On May 14, 2008, pursuant to terms an asset purchase agreement, the Company acquired for $250,000 cash, shares of Company’s common stock having a fair value of $500,000 and another $950,000 due in six quarterly installments beginning August 14, 2008, all inventory, furniture, fixtures, equipment, customer lists, trade names and leasehold improvements used in connection with a retail business operating three stores in Seattle, Washington. The Company also entered into a consulting agreement with the seller wherein that individual will provide consulting services to the Company for a one year period, pursuant to which, among other things, the Company will pay monthly fees of $8,333. The Company assumed operating leases for the three locations, as well as various equipment leases and financing agreements. The total purchase price of approximately $1.7 million will be allocated to assets acquired based on estimated fair values, which will result in the majority being allocated to trade names, customer-based intangible assets, and goodwill.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis of the results of operations and financial condition of Organic To Go Food Corporation for the periods ended March 31, 2007 and 2008 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Form 10-Q. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

Overview

Organization and Business - Organic Holding Company, Inc., d/b/a Organic To Go, whose name was changed to Organic To Go, Inc. effective February 27, 2007, is a wholly owned subsidiary of Organic To Go Food Corporation and was incorporated in the state of Delaware in February 2004. We are the nation’s first fast casual café chain to be certified as an organic retailer, with our food available in more than 160 locations. We provide convenient cafés which prepare and serve fresh custom-made and “grab and go” breakfast, lunch and dinner foods and beverages prepared using organic ingredients, whenever possible. We also distribute our products through delivery, catering and wholesale accounts. Our company has grown through both organic expansion and acquisitions. In October 2006, we expanded our catering operations in the California area by acquiring the assets of a catering operation headquartered in Los Angeles, California. In March 2007, we expanded our catering operations by acquiring the assets of a catering operation located in Seattle, Washington, and in July, September and October 2007 we further expanded our operations by acquiring the assets of six retail and catering stores in San Diego, California. At March 31, 2008, we operated six stores in Washington and twenty stores in California, with central kitchens in Seattle, Los Angeles and San Diego. In addition to the twenty-six cafés, our food is available in more than 120 wholesale locations, 14 universities and 11 locations at Los Angeles International Airport.

Management believes we have the opportunity to capture increasing market share in all three of our business channels: Retail Cafes, Delivery and Catering,, and Wholesale of our “grab & go” sandwiches, wraps and salads, by providing customers with delicious, healthy, wholesome and organic food choices. Management is focused in the near and long term on the challenges and risks that we face in expanding our business. These include our ability to obtain retail cafés, catering customers and wholesale locations, building a sufficient infrastructure to support our expansion, and obtaining a customer base and margin improvement sufficient to achieve and sustain profitability.

Basis of Presentation and Liquidity - Since our inception, we have funded operations and business development and growth through debt and equity financings. In this regard we closed two private placement offerings raising a total of approximately $12 million, The proceeds are intended to be used for the expansion of the company and working capital needs. In January 2008, we closed a private placement offering and issued approximately 1.4 million shares of Company common stock and warrants to purchase approximately 0.6 million shares of common stock. The aggregate gross proceeds raised by the Company were approximately $2.0 million. Additionally, in February 2008, we closed a private placement offering and issued approximately 7.1 million shares of common stock, a warrant to purchase approximately 4.3 million shares of common stock and a conditional warrant to purchase shares of common stock, which may be exercised only under certain circumstances. The aggregate gross proceeds raised by the Company were $10.0 million. Our management intends to continue to be engaged in additional fund-raising activities to fund future capital expenditures, potential acquisitions of businesses, and provide additional working capital.

Critical Accounting Policies and Estimates

Management's discussion and analysis of financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported net sales and expenses during the reporting periods. On an ongoing basis, estimates and assumptions are evaluated. Estimates are based on historical experience and on various other factors believed reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A summary of significant accounting policies is presented in Note 1 to our financial statements included elsewhere in this Form 10-Q. The following accounting policies are considered the more critical to aid in understanding and evaluating our results of operations and financial condition.

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

Intangible Assets - In connection with our 2006 and 2007 asset acquisitions, we acquired certain identifiable intangible assets including customer-based intangibles. These acquisitions have been accounted for in accordance with SFAS No. 141. Amounts allocated to intangible assets were identified by management and have been valued based on a number of factors. The estimate of useful lives of each intangible asset was based on an analysis by management of all pertinent factors. Management selected an estimated useful life of two years for each identifiable intangible asset.

Revenue Recognition - Revenues are recognized at the point of sale at retail locations or upon delivery of products for delivery and wholesale transactions.

Cost of Sales - Cost of sales includes the cost of food, beverages and paper products.

Stock-based Compensation – We account for share-based compensation under the provisions of FAS 123R, which we adopted effective beginning January 1, 2006 using the modified prospective method.

Results of Operations

Sales - Sales for the first quarter of 2008 increased approximately 43%, to $5.2 million, as compared with $3.6 million in the first quarter of 2007. Retail café sales were $2.3 million during the quarter ended March 31, 2008, an increase of approximately 54% over $1.5 million during the comparable prior year period. Café sales comprised 44% of total sales in the 2008 quarter compared to 41% of total sales in the first quarter of 2007. The increase in year-over-year retail sales is primarily a result of the addition of eleven Retail Cafés that were opened or acquired from July through October in 2007 and three more that were opened during the first quarter of 2008. We ended the first quarter of 2008 with twenty-six Retail Cafés as compared with twelve at the end of the same period in 2007.

Delivery and Catering sales were nearly $2.0 million for the first quarter of 2008, an increase of $467,000, or approximately 31% over $1.5 million during the first quarter of 2007. Delivery and Catering sales comprised 38% of total sales in the first period of 2008 as compared with 42% for the same period of the prior year. In addition to increased business volume in all delivery and catering operations, the increase in delivery and catering sales in 2008 is attributable to the mid- to late-2007 fiscal year acquisitions of catering businesses in Seattle and San Diego.

Wholesale sales were $917,000 in the quarter ending March 31, 2008, an increase of nearly 47%, as compared with $624,000 in the comparable quarter of 2007. Wholesale sales comprised 18% of total sales in the 2008 period as compared with 17% in the comparable 2007 period. In addition to increased sales efforts in all markets, the increase in wholesale sales is due to our entrance into the San Diego market in mid-2007.

Cost of Sales - Cost of sales includes the cost of food and paper products. Cost of sales for the first quarter of 2008 increased only 8% as compared to a 43% increase in sales, to nearly $2.0 million, as compared with $1.8 million for the first quarter of 2007. Cost of sales for quarter ended March 31, 2008 was approximately 38% as a percent of sales as compared with 51% during the comparable prior year period. Later in 2007, we were able to negotiate lower costs on our food and paper products and reduce the amount of food waste and spoilage, which has brought positive changes to our cost of sales in early 2008 when compared to the prior year period.

Gross Profit - Gross profit increased approximately 80%, to $3.2 million for the first quarter in 2008, as compared with $1.8 million for the first quarter in 2007. Gross profit for our 2008 period was approximately 62% of sales as compared with 49% during the comparable 2007 period. In addition to negotiating lower costs on our food and paper products and reducing the amount of food waste and spoilage, we also increased retail and wholesale prices during 2007, which has improved our gross margin.

Operating Expenses - Operating expenses for the first quarter of 2008 were $4.2 million, as compared with $3.5 million for the comparable 2007 period; a 21% increase or approximately half the sales increase percentage Operating expenses are comprised primarily of labor, and, to a lesser extent, occupancy, utilities, and selling, general and administrative expenses. Operating expenses increased in 2008 as compared with 2007, primarily due to increased labor and related costs as a result of continued growth since the prior year period, including the acquisition of two catering businesses, increasing the number of Retail Cafés from twelve as of March 31, 2007 to twenty-six as of March 31, 2008, and preparing for future growth, both in facilities leases and with the hiring of members to the executive management team.

Depreciation and Amortization - Depreciation and amortization expense for the first quarter of 2008 increased to $1.8 million as compared with $434,000 during the comparable 2007 period, due primarily to amortization of identifiable intangible assets acquired in the catering and retail business acquisitions in the latter part of 2006 and throughout 2007. Depreciation and amortization for the periods ended March 31, 2007 and 2008 were approximately 12% and 34% of sales, respectively. We amortize identifiable intangibles over a relatively short period, generally no more than two years.

Loss from Operations - Loss from operations during the first quarter of 2008 increased to approximately $2.8 million as compared with $2.1 million during the first quarter of 2007. The increase in loss from operations over the prior year period is the result of an increase in gross profit of $1.4 million being offset by a $2.1 million increase in total operating expenses.

Interest Expense, Net – Net interest expense for the quarter ended March 31, 2008 decreased to $65,000 as compared with $347,000 for the quarter ended March 31, 2007. The decrease was primarily due to an increase in total debt from July 2006 through March 2007, prior to $5.3 million of debt being converted into equity in March 2007.

Net Loss - Net loss in the first quarter of 2008 increased to $2.8 million, or $(0.09) basic and diluted net loss per share, as compared with $2.5 million, or $(0.21) basic and diluted net loss per share in the first quarter of 2007.

Liquidity and Capital Resources

As planned, we have funded operations through financing activities consisting primarily of private placements of debt and equity securities. In January and February 2008, gross proceeds of approximately $12.0 million were received from the sales of equity securities. We intend to continue to engage in additional fund-raising activities to fund future capital expenditures, potential acquisitions of businesses, and provide additional working capital.

Net cash used by operating activities was approximately $2.1 million during the first quarter of 2008 and $2.6 million in the comparable 2007 period. The decrease in cash used by operating activities was due primarily to an increase in net loss offset by an adjustment for depreciation and amortization expense, most of which represented amortization of identifiable intangible assets.

Net cash used in investing activities was approximately $605,000 and $1.1 million for the quarters ended March 31, 2008 and 2007, respectively. Uses of cash flow for investing activities in both periods was primarily related to capital expenditures associated with business expansion for the acquisition of store and kitchen fixtures, equipment and leasehold improvements, although to a lesser extent during the 2008 period.

Net cash provided by financing activities was approximately $10.6 million and $5.6 million for the quarters ended March 31, 2008 and 2007, respectively. The increase of net cash provided during the first quarter of 2008 was due to an increase in proceeds, net of issuance costs, from the issuance of common stock in private placements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures

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

(b) Changes in Internal Control Over Financial Reporting .

During the fiscal quarter ended March 31, 2008, there were no changes to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ORGANIC TO GO FOOD CORPORATION

Dated: May 15, 2008	/s/ Michael Gats
Michael Gats, Chief Financial Officer
(Principal Financial and Accounting Officer)