Form 10-Q
period 2008-06-30
Organic To Go Food CORP
filed 2008-08-14
CIK 1014343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008
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

As of August 8, 2008, 36,903,543 shares of the Company’s Common Stock, par value $0.001 per share, were outstanding.

Organic To Go Food Corporation

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

Organic To Go Food Corporation and its wholly-owned subsidiary, Organic To Go, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	(audited) December 31, 2007	(unaudited) June 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$668	$6,144
Accounts receivable, net	1,099	1,513
Inventory	845	1,813
Prepaid expenses and other current assets	489	1,127
Total current assets	3,101	10,597

Property and equipment, net	5,465	8,001
Identifiable intangible assets, net	3,853	6,513
Deposits and other assets	521	292
TOTAL ASSETS	$12,940	$25,403

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,040	$2,867
Accrued liabilities	780	665
Current portion of notes payable,	1,474	1,410
Current portion of capital lease obligations	463	797
Total current liabilities	4,757	5,739

Deferred rent	52	151
Notes payable, net of current portion	1,044	1,752
Capital lease obligations, net of current portion	440	1,230
TOTAL LIABILITIES	6,293	8,872

Commitments and Contingencies (see Note 8)

Stock subscription	-	5,000

Shareholders’ equity:
Preferred Stock - $0.001 par value per share, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock and additional paid-in capital - $0.001 par value per share, 500,000,000 shares authorized, 27,758,326 and 36,903,543 shares issued and outstanding	33,215	44,544
Accumulated deficit	(26,568)	(33,013)
TOTAL SHAREHOLDERS’ EQUITY	6,647	11,531

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,940	$25,403

See accompanying notes to condensed consolidated financial statements.

Organic To Go Food Corporation and its wholly-owned subsidiary, Organic To Go, Inc.
Condensed Consolidated Statements of Operations
(Unaudited and in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008

Sales	$3,854	$6,020	$7,472	$11,195

Cost of sales	1,799	2,378	3,641	4,359

Gross profit	2,055	3,642	3,831	6,836

Operating expenses	3,915	5,133	7,384	9,338
Depreciation and amortization	704	2,066	1,138	3,836
Total operating expenses	4,619	7,199	8,522	13,174

Loss from operations	(2,564)	(3,557)	(4,691)	(6,338)

Interest income (expense), net	(68)	(42)	(415)	(107)
Other income (expense), net	(14)	-	(14)	-
Loss before income taxes	(2,646)	(3,599)	(5,120)	(6,445)

Income taxes	-	-	-	-

Net loss	$(2,646)	$(3,599)	$(5,120)	$(6,445)

Basic and diluted net loss per share	$(0.13)	$(0.10)	$(0.32)	$(0.19)
Weighted average shares outstanding	20,683	36,600	15,788	34,039

See accompanying notes to condensed consolidated financial statements.

Organic To Go Food Corporation and its wholly-owned subsidiary, Organic To Go, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited and in thousands, except share amounts)

	Common Stock			Total
	and Additional		Accumulated	Stockholders’
	Paid In Capital		Deficit	Equity
	Shares	Amount

Balance at December 31, 2007	27,758,326	$33,215	$(26,568)	$6,647

Issuance of common shares and warrants for cash	8,571,429	12,000	-	12,000
Stock issued in connection with acquisition of assets	573,788	750		750
Stock issuance costs	-	(1,386)	-	(1,386)
Stock subscription issuance costs	-	(327)	-	(327)
Share based compensation	-	292	-	292
Net loss	-	-	(6,445)	(6,445)

Balance at June 30, 2008	36,903,543	$44,544	$(33,013)	$11,531

See accompanying notes to condensed consolidated financial statements.

Organic To Go Food Corporation and its wholly-owned subsidiary, Organic To Go, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Six Months Ended June 30,
	2007	2008
Cash flows from operating activities:
Net loss	$(5,120)	$(6,445)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	1,138	3,836
Share-based compensation cost	96	292
Amortization of debt issue costs and debt discount included in interest expense	232	-

Changes in operating assets and liabilities:
Accounts receivable	(309)	(414)
Inventory	(53)	(968)
Prepaid expenses and other current assets	(230)	(638)
Accounts payable	45	672
Accrued liabilities	(345)	(115)
Other	(131)	33
Net cash used by operating activities	(4,677)	(3,747)

Cash flows from investing activities:
Purchases of property, equipment and other assets	(1,030)	(1,393)
Purchase of intangible assets	(837)	(4,054)
Net cash used in investing activities	(1,867)	(5,447)

Cash flows from financing activities:
Principal payments on notes payables	(397)	(410)
Principal payments on capital lease obligations	(38)	(537)
Proceeds from issuance of notes payable, net	500	50
Proceeds from sale of common stock, net	-	10,894
Proceeds from stock subscription, net	-	4,673
Redemption of common stock	12,025	-
Net cash provided by financing activities	12,090	14,670

Net increase in cash and cash equivalents	5,545	5,476

Cash and cash equivalents:
Beginning of period	865	668
End of period	$6,410	$6,144

Supplemental disclosure of cash flow information:
Cash paid for interest	$340	$176
Cash paid for income taxes	-	-

Non-cash investing and financing activities:
Assets acquired through issuance of notes payable	$160	$1,140
Assets purchased through issuance of common stock	$400	$750
Fixed assets acquired though capital lease	$227	$1,524
Assets purchased through accounts payable	-	150
Conversion of debt into common stock	$4,600	$-
Conversion of preferred stock into common stock	$5,700	$-

See accompanying notes to condensed consolidated financial statements.

Organic To Go Food Corporation and its wholly-owned subsidiary, Organic To Go, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2008

Note 1.  Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

Organization and Business

Organic To Go Food Corporation, formerly SP Holding Corporation (“SP”) prior to May 2007, and its wholly owned subsidiary Organic To Go, Inc. (“Organic” and together with Organic To Go Food Corporation, collectively, the “Company”), which was acquired in a reverse merger on February 12, 2007, provides convenient retail cafes and delivery and catering services, preparing and serving “grab and go” breakfast, lunch and dinner foods and beverages prepared using organic ingredients, whenever possible. The Company also distributes its products through select wholesale accounts. In October 2006, Organic expanded its catering operations in the California area by acquiring the assets of a catering operation headquartered in Los Angeles, California, and in March 2007, it expanded its catering operations by acquiring the assets of a catering operation located in Seattle, Washington. During 2007, the Company further expanded its operations by acquiring the assets of three separate businesses, for a total of six additional locations in San Diego, California. During the second quarter of 2008, the Company acquired the assets of a retail and catering operation in Seattle, Washington, adding three additional retail locations in downtown Seattle. Also during the second quarter of 2008, the Company gained its first foothold on the East coast of the United States with the acquisition of the assets of a business with catering and four retail locations in Washington, D.C. As of June 30, 2008, the Company operates nine stores in Washington, nineteen stores in California, and four stores in the Washington, D.C. metropolitan area, for a total of 32 retail locations nationwide.

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

The presentation of financial statements prepared in conformity with GAAP contemplates continuation of the Company as a going concern. The Company has reported recurring losses and cash used by operating activities, and at June 30, 2008 has an accumulated deficit that could raise doubt about its ability to continue as a going concern.

Since inception, the Company has funded its operations and business development and growth through debt and equity financings. During the six months ended June 30, 2007, proceeds of approximately $6.9 million were received from the sale of equity securities in connection with its reverse merger and private placement, and approximately $5.3 million of notes payable were converted into common shares. Additionally, during the three months ended June 30, 2007, proceeds of approximately $6.7 million were received from the sale of debt and equity securities. In October 2007, the Company closed its private placement offering and issued approximately 3.2 million shares of Company common stock and warrants to purchase approximately 1.5 million shares of Company common stock. The aggregate gross proceeds raised by the Company were approximately $5.7 million. In January 2008, the Company closed a private placement offering and issued approximately 1.4 million shares of Company common stock and warrants to purchase approximately 0.6 million shares of Company common stock. The aggregate gross proceeds raised by the Company were approximately $2.0 million. In February 2008, the Company closed a private placement offering and issued approximately 7.1 million shares of Company common stock and a warrant to purchase approximately 4.3 million shares of Company common stock and a conditional warrant to purchase shares of Company common stock, which may only be exercised under certain circumstances. The aggregate gross proceeds raised by the Company were approximately $10.0 million. In June 2008, the Company raised an additional $5.0 million through the issuance of a subscription agreement convertible into shares of the Company’s common stock at a future specified date, and has another $5.0 million available under the same agreement for future cash needs. Company management intends to continue to be engaged in additional fund-raising activities to fund future capital expenditures, potential acquisitions of businesses, and provide additional working capital. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should the Company not continue as a going concern.

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

Summary of Significant Accounting Policies

Cash and cash equivalents - The Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents. The Company places its cash balances on deposit with high credit, highly-rated financial institutions. At times, such balances may be in excess of the FDIC insurance limit. At June 30, 2008, approximately $5.6 million was in excess of the FDIC limit.

Contingencies - Certain conditions may exist as of the date financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. Company management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company's legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein. If the assessment of a contingency indicates that it is probable that a liability has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company's financial statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable would be disclosed.

Concentrations - All of the Company’s operations are currently located in Washington, California and Washington, D.C. As a result, the Company is sensitive to negative occurrences in markets where the Company is located, and particularly susceptible to adverse trends and economic conditions including labor markets. In addition, given geographic concentration, negative publicity regarding any of our operations in Washington, California or Washington D.C. could have a material adverse effect on the Company’s business and operations, as could other regional occurrences such as local strikes, earthquakes or other natural disasters.

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

Stock-based compensation - The Company accounts for its share-based compensation under the provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment, (“FAS 123R”).The Company adopted FAS 123R effective beginning January 1, 2006 using the modified prospective method.

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

Basic and diluted net loss per share - Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. Computations of net loss per share for the periods ending June 30, 2007 and 2008 exclude approximately 5.8 million and 13.0 million common shares, respectively, issuable upon exercise of outstanding and issuable warrants, 2.8 million and 5.0 million shares, respectively, of common stock issuable upon exercise of outstanding stock options, and 0 and 308,000 shares, respectively, of common stock issuable upon conversion of convertible notes payable. These common stock equivalents could have the effect of decreasing diluted net income per share in future periods when the Company generates net income.

Reclassifications - Certain reclassifications have been made to prior years’ financial statements to conform to current year presentation. Such reclassifications had no effect on stockholders’ equity, net loss or net increase in cash and cash equivalents.

Recent accounting pronouncements - In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements for nongovernmental entities that are presented in conformity with GAAP. SFAS 162 will be effective 60 days following the SEC’s approval. The Company does not expect that this statement will result in a change in current practice.

In April 2008, the FASB issued Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). This standard is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”) and other GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The measurement provisions of this standard will apply only to intangible assets acquired after the effective date.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 ("SFAS 161").  SFAS 161 requires enhanced disclosures about a company's derivative and hedging activities. These enhanced disclosures will discuss (a) how and why a company uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect a company's financial position, results of operations and cash flows. SFAS No. 161 is effective for fiscal years beginning on or after November 15, 2008, with earlier adoption allowed. The Company does not anticipate that the adoption of this accounting pronouncement will have a material effect on its consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.  Therefore, the Company will delay application of SFAS 157 to its nonfinancial assets and nonfinancial liabilities.  The Company does not anticipate that the delayed adoption of this accounting pronouncement will have a material effect on its consolidated financial statements.

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

In December 2007, the FASB issued SFAS 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51 (“SFAS 160”).  SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests, of which the Company currently has none.  All other requirements of SFAS 160 shall be applied prospectively.  SFAS 160 is effective for fiscal years beginning after December 15, 2008.

Note 2. Inventories

Inventories consist of the following (in thousands):	December 31, 2007	June 30, 2008
Food and beverages	$820	$1,689
Paper products	25	124
Total inventories	$845	$1,813

Note 3. Property and Equipment

Property and equipment consists of the following (in thousands):
	December 31, 2007	June 30, 2008
Leasehold improvements	$2,389	$3,120
Furniture, fixtures and equipment	3,878	5,226
Vehicles	1,156	1,373
Leased equipment	686	1,927
	8,109	11,646
Less accumulated depreciation and amortization	2,644	3,645
Total property and equipment, net	$5,465	$8,001

Amortization of leased equipment is included in depreciation and amortization expense.

Note 4. Identifiable Intangible Assets

Identifiable intangible assets consist of the following (in thousands):
	December 31, 2007	June 30, 2008
Customer based intangible assets	$6,303	$11,754
Non-compete intangible assets	589	589
Other identifiable intangible assets	-	28
	6,892	12,371
Less accumulated amortization	(3,039)	(5,858)
Total identifiable intangible assets, net	$3,853	$6,513

The Company recorded amortization expense on intangible assets of $508,000 and $1.5 million, respectively, for the quarterly periods ended June 30, 2007 and 2008, and $718,000 and $2.8 million, respectively, for the six month periods ended June 30, 2007 and 2008.

Note 5. Notes Payable

Notes payable consist of the following (in thousands):
	December 31, 2007	March 31, 2008
Notes payable, 6% to 25% interest collateralized by vehicles and equipment	$141	$-
Convertible note payable, 8.25% interest, collateralized by substantially all assets	759	567
Notes payable, 7.75% interest, collateralized by certain assets, due April 2010	418	418
Note payable, 9.25% interest, due March 2009	97	60
Note payable, 8.0% interest, due October 2009	54	39
Notes payable, 18% interest, due May 2009	500	400
Notes payable, 10.5% interest, due December 2009	549	550
Notes payable, no interest, monthly straight-line payment	-	178
Note payable, 5% (prime rate) interest, due November 2009	-	950
Total notes payable	2,518	3,162
Less: current portion of notes payable	(1,474)	(1,410)
Notes payable, net of current portion	$1,044	$1,752

The Company has a borrowing agreement with a vendor pursuant to which the Company has outstanding borrowings of approximately $567,000 as of June 30, 2008. This term loan requires monthly payments of interest at prime rate plus 1% (8.25% at December 31, 2007 and 6.00% at June 30, 2008), and provides for thirty-six equal monthly payments and a final maturity date in September 2010. The note is collateralized by a pledge of Company assets.

In December 2007, the proceeds from the issuance of two separate promissory notes payable in the amounts of $258,500 and $291,500 were used to pay off a prior note payable in the amount of $550,000. Each bears interest at 10.5% per annum and both are due in December, 2009. The holder of each note can elect to require payment in full in December, 2008.

During 2007, the Company borrowed $500,000 from three of the Company’s equity and bridge note investors pursuant to a promissory note payable of $500,000, bearing interest at 18% per annum, all of which were due in May, 2008. Two of the promissory notes totaling $350,000 were replaced pursuant to promissory notes payable of $200,000 each bearing interest at 12% per annum, both of which are due in May 2009. The third promissory note in the amount of $150,000 was paid off in May 2008.

Also during 2007, as part of asset purchase agreements, the Company issued to the sellers promissory notes of $150,000 and $75,000, bearing interest at 9.25% and 8% per annum, payable monthly and due in March, 2009 and October, 2010, respectively.

In May 2008, as part of an asset purchase agreement, the Company issued the seller a promissory note in the amount of $950,000, bearing interest at prime rate (5.00% at June 30, 2008), payable quarterly and due in November 2009.

Future minimum principal payments on notes payable at June 30, 2008 are as follows (in thousands):

One year (7/2008 - 6/2009)	$1,410
Two years (7/2009 - 6/2010)	1,689
Three years (7/2010 - 6/2011)	63
Total	$3,162

Note 6. Stockholders’ Equity

Authorized shares - The Company is currently authorized under its Amended and Restated Certificate of Incorporation to issue 500,000,000 shares of its common stock and 10,000,000 shares of its preferred stock.  During the period ended June 30, 2008, the Company issued a convertible instrument in exchange for $5.0 million which allows its holder to receive shares of the Company’s common stock, the number of which will be determined according to a formula specified in such instrument, to occur on or before March 2010. See Note 9, “Subscription Ageement” for more details.

Warrants - During the six months ended June 30, 2008, in conjunction with various debt and equity financing related agreements and related issuance of debt and equity securities, the Company issued warrants for a term of approximately 5 years to purchase shares of the Company’s common stock at an exercise price of $2.50 and $3.00 per share for approximately 4.9 million and 625,000 shares, respectively. As of June 30, 2008, there were a total of 13.0 million warrants outstanding as follows:

Exercise Price	Number of warrants
$ 1.38	66,629
1.68	2,151,986
2.10	2,229,430
2.50	7,938,563
3.00	625,000
Total	13,011,608

Stock options - From time to time, the Company grants to its directors, officers, employees and consultants options to purchase shares of the Company’s common stock. The Company accounts for its share-based compensation under the provisions of FAS 123R. Options have a term of 10 years from the date of grant, with exercise prices at no less than the price of a share of the Company’s common stock on the date of grant. The Company uses the Black-Scholes option pricing model to estimate the fair value of its stock options on the date of grant. Fair value determination using this model is affected by the Company’s stock price on the date of grant as well as the expected life of the award, expected stock price volatility over the term of the award and actual and projected exercise behaviors. FAS 123R requires that the Company recognize compensation expense for only the portion of options that are expected to vest. Therefore, management applies an estimated forfeiture rate for projected future employee turnover rates. The estimated forfeiture rate is approximately 12%. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods. The Company’s stock price volatility, option lives and expected forfeiture rates involve management’s best estimates at the time of such determination, all of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option. The Company typically issues stock options with a four-year vesting period (defined by FAS 123R as the requisite service period). The Company amortizes stock compensation cost ratably over the requisite service period.

Although the fair value of share-based awards is determined in accordance with FAS 123R and SAB 107, the Black-Scholes option pricing model requires the input of highly subjective assumptions, and other reasonable assumptions could provide different results. The weighted average fair value of stock options granted during the quarters ended June 30, 2007 and 2008 was approximately $1.11 and $0.63 per share, respectively, determined using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 50% (based on the volatilities of common stock of comparable public companies); risk-free interest rates of approximately 5.0% and 3.1%, respectively; and estimated lives of 5 years.

Compensation expense recognized for stock options and restricted stock approximated $77,000 and $177,000, respectively, for the three months ended June 30, 2007 and 2008, and $96,000 and $292,000 for the six months ended June 30, 2007 and 2008, respectively. As of June 30, 2008, there was approximately $2.2 million of unrecognized compensation cost related to unvested stock options and restricted stock, which is expected to be recognized as expense over a period of approximately 3 years. The following table summarizes activity for stock options over the first six months of 2008:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2007	3,050,938	$1.50
Grants	2,439,730	1.38
Cancellations	(457,369)	2.10
Outstanding at June 30, 2008	5,033,299	$1.39	9.1 years	$376,000

Exercisable at June 30, 2008	1,121,775	$1.14	8.5 years	$300,000

Available for grant at June 30, 2008	2,269,794

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of its second quarter of 2008 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on June 30, 2008. Aggregate intrinsic value changes, based on the fair market value of the Company’s stock on a daily basis. The intrinsic value of stock options outstanding and exercisable at June 30, 2008 is based on the closing price for the Company’s common stock as reported by the OTCBB of $1.10 per share.

Additional information regarding stock options outstanding as of June 30, 2008, is as follows:

	Outstanding Options			Exercisable Options
Range of Exercise Prices Per Share	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.17	307,385	7.7	$0.17	274,239	$0.17
$ 0.34	118,628	8.0	$0.34	59,314	$0.34
$ 1.30 - $ 1.38	2,805,674	9.2	$1.38	442,530	$1.38
$ 1.40 - $ 1.48	1,090,511	9.5	$1.43	211,058	$1.41
$ 1.60 - $ 1.92	249,500	9.2	$1.82	-	$-
$ 2.23	461,601	8.9	$2.23	134,634	$2.23
$ 0.17 - $ 2.23	5,033,299	9.1	$1.38	1,121,775	$1.14

Note 7. Business Acquisitions

On May 14, 2008, pursuant to terms an asset purchase agreement, the Company acquired for $250,000 cash, shares of Company’s common stock having a fair value of $500,000 and another $950,000 due in six quarterly installments beginning August 14, 2008, all furniture, fixtures, equipment, customer lists, trade names and leasehold improvements used in connection with a retail business operating three stores in Seattle, Washington. The Company also entered into a consulting agreement with the seller wherein that individual will provide consulting services to the Company for a one year period, pursuant to which, among other things, the Company will pay monthly fees totaling $100,000 over the course of a year. The Company assumed operating leases for the three locations, as well as various equipment leases and financing agreements. The total purchase price of approximately $1.8 million has been allocated to assets acquired based on estimated fair values, which will result in the majority being allocated to customer based identifiable intangible assets, which will be amortized using an accelerated amortization method over a 16-month period and is summarized as follows (in thousands):

Furniture, fixtures, equipment and vehicles	$105
Customer based intangible assets	1,731
Total	$1,836

On May 29, 2008, the Company entered into a purchase and sale of assets agreement whereby it purchased substantially all of the assets of High Noon Holdings, which owned and operated four cafés in the Washington D.C. metropolitan area. Under the terms of the agreement, the total purchase price was $3.9 million, of which $3.5 million was paid in cash at closing and $250,000 was satisfied by the issuance of 198,413 shares of the Company’s common stock. The Company assumed operating leases for the four locations, as well as various equipment leases and financing agreements. The total purchase price has been allocated to assets acquired based on estimated fair values, which resulted in the majority being allocated to trade names and customer-based intangible assets, which will be amortized using an accelerated amortization method over a 16-month period and is summarized as follows (in thousands):

Furniture, fixtures and equipment	$186
Customer based intangible assets	3,721
Total	$3,907

Note 8. Commitments and Contingencies

The Company leases its cafes, central kitchens and office facilities under non-cancelable operating leases, some with renewal options. Rents are fixed base amounts, some with escalating rents and some with contingent rentals based on sales. Lease provisions also require additional payments for maintenance and other expenses. Rent is expensed on a straight-line basis over the term of the lease. The difference between amounts paid and expensed is recorded as a deferred rent credit. The Company also leases certain point-of-sale computer hardware and software pursuant to capital leases. At June 30, 2008, minimum future annual lease obligations are as follows (in thousands):

	Operating Leases	Capital Leases	Total
1 year (July 2008 - June 2009)	$1,761	$980	$2,741
2 years (July 2009 - June 2010)	1,519	634	2,153
3 years (July 2010 - June 2011)	1,306	507	1,813
4 years (July 2011 - June 2012)	980	198	1,178
5 years and thereafter (July 2012 and beyond)	2,181	65	2,246
	7,747	2,384	10,131
Less amounts representing interest	-	(357)	(357)
Total lease obligations	$7,747	$2,027	$9,774

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

Note 9. Subscription Agreement

On June 1, 2008, the Company entered into an agreement with W. Health L.P., relating to the sale of a $5.0 million convertible instrument and a warrant to purchase 625,000 shares of the Company’s common stock. The instrument is convertible into shares of the Company’s common stock at the earlier of the maturity date, which is March 2010, or the date at which the Company’s stock has traded for a period of 60 consecutive days at a price equal to or greater than $3.00 per share. The agreement provides the Company the option to sell an additional $5.0 million in convertible instruments and warrants to W. Health L.P. for a period of nine months following the closing. For accounting purposes, this $5.0 million has been recorded as a stock subscription.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis of the results of operations and financial condition of Organic To Go Food Corporation for the periods ended June 30, 2007 and 2008 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Form 10-Q. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

Overview

Organization and Business - Organic Holding Company, Inc., d/b/a Organic To Go, whose name was changed to Organic To Go, Inc. effective February 27, 2007, is a wholly owned subsidiary of Organic To Go Food Corporation and was incorporated in the state of Delaware in February 2004. We are the nation’s first fast casual café chain to be certified as an organic retailer, with our food available in more than 170 locations. We provide convenient cafés which prepare and serve fresh custom-made and “grab and go” breakfast, lunch and dinner foods and beverages prepared using organic ingredients, whenever possible. We also distribute our products through delivery, catering and wholesale accounts. Our company has grown through both organic expansion and acquisitions. In October 2006, we expanded our catering operations in the California area by acquiring the assets of a catering operation headquartered in Los Angeles, California. In March 2007, we expanded our catering operations by acquiring the assets of a catering operation located in Seattle, Washington, and in July, September and October 2007, we further expanded our operations by acquiring the assets of six retail and catering stores in San Diego, California. During the second quarter of 2008, we acquired the assets of a retail and catering operation in Seattle, Washington, adding three additional retail locations in downtown Seattle. Also during the second quarter of 2008, we gained our first foothold on the East coast of the United States with the acquisition of the assets of a business with four catering and retail locations in Washington, D.C. As of June 30, 2008, we operated nine stores in Washington, nineteen stores in California, and four stores in Washington, D.C., with central kitchens in Seattle, Los Angeles, San Diego and Washington, D.C. In addition to the thirty-two cafés, our food is available in more than 120 wholesale locations, 14 universities and 11 locations at Los Angeles International Airport.

Management believes we have the opportunity to capture increasing market share in all three of our business channels: Retail Cafes, Delivery and Catering, and Wholesale of our “grab & go” sandwiches, wraps and salads, by providing customers with delicious, healthy, wholesome and organic food choices. Management is focused in the near and long term on the challenges and risks that we face in expanding our business. These include our ability to obtain retail cafés, catering customers and wholesale locations, building a sufficient infrastructure to support our expansion, and obtaining a customer base and margin improvement sufficient to achieve and sustain profitability.

Basis of Presentation and Liquidity - Since our inception, we have funded operations, business development and growth through debt and equity financings. In this regard, during the first six months of 2008, we closed two private placement offerings, raising a total of approximately $12.0 million. The proceeds are intended to be used for the expansion of the Company and working capital needs. In January 2008, we closed a private placement offering and issued approximately 1.4 million shares of Company common stock and warrants to purchase approximately 0.6 million shares of common stock. The aggregate gross proceeds raised by the Company in this transaction were approximately $2.0 million. Additionally, in February 2008, we closed a private placement offering and issued approximately 7.1 million shares of common stock, a warrant to purchase approximately 4.3 million shares of common stock and a conditional warrant to purchase shares of common stock, which may be exercised only under certain circumstances. In June 2008, we issued a stock subscription in exchange for $5.0 million which is convertible into shares of the Company’s common stock on or before March 2010. Our management intends to continue to be engaged in additional fund-raising activities to fund future capital expenditures, potential acquisitions of businesses, and provide additional working capital.

Critical Accounting Policies and Estimates

Management's discussion and analysis of financial condition and results of operations are based on our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported net sales and expenses during the reporting periods. On an ongoing basis, estimates and assumptions are evaluated. Estimates are based on historical experience and on various other factors believed reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A summary of significant accounting policies is presented in Note 1 to our financial statements included elsewhere in this Form 10-Q. The following accounting policies are considered the more critical to aid in understanding and evaluating our results of operations and financial condition.

Use of Estimates - In preparing the financial statements in conformity with GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting years. Actual results could differ from those estimates. The more significant accounting estimates inherent in the preparation of our financial statements include estimates as to the depreciable lives of property and equipment, recoverability of long-lived assets, valuation of inventories, valuation of equity related instruments issued, and valuation allowance for deferred income tax assets.

Inventory - Inventory, which consists primarily of food, beverages and packaging products, is stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. In assessing the ultimate realization of inventories, our management makes judgments as to future demand requirements compared to current inventory levels.

Intangible Assets - In connection with our 2006, 2007 and 2008 asset acquisitions, we acquired certain identifiable intangible assets including customer-based intangibles. These acquisitions have been accounted for in accordance with SFAS No. 141. Amounts allocated to intangible assets were identified by management and have been valued based on a number of factors. The estimate of useful lives of each intangible asset was based on an analysis by management of all pertinent factors. Management estimated a useful life of nearly two years for each identifiable intangible asset.

Revenue Recognition - Revenues are recognized at the point of sale at retail locations or upon delivery of products for delivery and wholesale transactions.

Cost of Sales - Cost of sales includes the cost of food, beverages and paper products.

Stock-based Compensation - We account for share-based compensation under the provisions of FAS 123R, which we adopted effective beginning January 1, 2006 using the modified prospective method.

Results of Operations

Sales - Sales for the second quarter of 2008 increased approximately 56%, to $6.0 million, as compared with $3.9 million in the first quarter of 2007. Sales for the six months ended June 30, 2008 increased approximately 50% to $11.2 million, compared to $7.5 million for the six months ended June 30, 2007. Retail café sales were $2.7 million during the quarter ended June 30, 2008, an increase of approximately 84% over $1.5 million during the comparable prior year period. Café sales comprised 45% of total sales in the 2008 quarter compared to 38% of total sales in the second quarter of 2007. Café sales for the six months ended June 30, 2008 and 2007 were $5.0 million and $3.0 million, respectively, and comprised 45% and 40% of total sales. The increases in year-over-year retail sales for both the quarter and six month periods is primarily a result of the addition of eleven Retail Cafés that were opened or acquired from July through October in 2007, three more that were opened during the first quarter of 2008 and seven that were opened during the second quarter of 2008. We ended the second quarter of 2008 with thirty-two Retail Cafés as compared with thirteen at the end of the same period in 2007.

Delivery and Catering sales were $2.6 million for the second quarter of 2008, an increase of over $713,000, or approximately 37%, over $1.9 million during the second quarter of 2007. Delivery and Catering sales comprised 44% of total sales in the second quarter of 2008 as compared with 50% for the same period of the prior year. Delivery and catering sales for the six months ended June 30, 2008 and 2007 were $4.6 million and $3.6 million, respectively, and comprised 40% and 45% of total sales. In addition to increased business volume in all delivery and catering operations, the increase in delivery and catering sales in 2008 is attributable to the mid- to late-2007 fiscal year and second quarter 2008 acquisitions of catering businesses in Seattle, San Diego and Washington, D.C.

Wholesale sales were $692,000 in the quarter ending June 30, 2008, an increase of 46%, as compared with $476,000 in the comparable quarter of 2007. Wholesale sales comprised 12% of total sales in the 2008 period as compared with 12% in the comparable 2007 period. Wholesale sales for the six months ended June 30, 2008 and 2007 were $1.6 million and $927,000, respectively, and comprised 12% and 14% of total sales. In addition to increased sales efforts in all markets, the increase in wholesale sales is due to our entrance into the San Diego market in mid-2007. At the end of June 2008, we had just entered the Washington, D.C. market and had not realized any wholesale sales during the quarter. We anticipate launching wholesale sales in Washington, D.C. by the end of the third quarter of 2008.

Cost of Sales - Cost of sales includes the cost of food and paper products. Cost of sales for the second quarter of 2008 increased 32% as compared to a 56% increase in sales, to nearly $2.4 million, as compared with $1.8 million for the second quarter of 2007. Cost of sales for the quarter ended June 30, 2008 was approximately 40% as a percent of sales as compared with 47% during the comparable prior year period. For the six month period ending June 30, 2008, cost of sales were $4.3 million, or 39% of sales, as compared to $3.6 million, or 49% of sales, for the comparable 2007 period. In the second half of 2007, we were able to negotiate lower costs on our food and paper products and reduce the amount of food waste and spoilage, which has brought positive changes to our cost of sales in 2008 when compared to the prior year period. In addition, our increased volume with our vendors has resulted in more favorable pricing in 2008.

Gross Profit - Gross profit increased approximately 77%, to $3.6 million for the second quarter in 2008, as compared with $2.1 million for the second quarter in 2007. Gross profit for our 2008 period was approximately 61% of sales as compared with 53% during the comparable 2007 period. Gross profit for the six months ended June 30, 2008, was $6.8 million, or 61% of sales, and $3.8 million, or 51% of sales, for the comparable period in 2007. In addition to negotiating lower costs on our food and paper products and reducing the amount of food waste and spoilage, we also increased retail and wholesale prices during 2007, which has improved our gross margin. Our increased volume with our vendors that resulted in more favorable product pricing in 2008 also contributed to the improved gross margin.

Operating Expenses - Operating expenses for the second quarter of 2008 were $5.1 million, as compared with $3.9 million for the comparable 2007 period. For the six month period ended June 30, 2008, operating expenses were $9.3 million, or 83% of sales, as compared to $7.4 million, or 99% of sales, for the comparable 2007 period. Operating expenses are comprised primarily of labor, and, to a lesser extent, occupancy, utilities, and selling, general and administrative expenses. Operating expenses increased in 2008 as compared with 2007, primarily due to increased labor and related costs as a result of continued growth since the prior year periods, including the acquisition of four catering businesses, increasing the number of Retail Cafés from thirteen as of June 30, 2007 to thirty-two as of June 30, 2008, and preparing for future growth, both in facilities leases and with the hiring of members to the executive management team.

Depreciation and Amortization - Depreciation and amortization expense for the second quarter and first six months of 2008 increased to $2.1 million and $3.8 million, respectively, as compared with $700,000 and $1.1 million during the comparable 2007 periods. This increase was due primarily to amortization of identifiable intangible assets acquired in the catering and retail business in the latter part of 2006, throughout 2007 and the second quarter of 2008. Depreciation and amortization for the six month periods ended June 30, 2007 and 2008 were approximately 15% and 34% of sales, respectively. We amortize identifiable intangibles over a relatively short period, generally no more than two years.

Loss from Operations - Loss from operations during the second quarter of 2008 increased to approximately $3.6 million as compared with $2.6 million during the second quarter of 2007. For the six months ended June 30, 2008, the loss from operations was $6.3 million as compared with a loss of $4.7 million for the first six months of 2007. The increase in loss from operations over the prior year period is the result of an increase in gross profit of $1.6 million for the quarter and $3.0 million for the six month period, being offset by a $2.6 million and $4.7 million increase in total operating, depreciation and amortization expenses for the quarterly and six month periods, respectively.

Interest and Other Expense, Net - Net interest and other expense for the quarter ended June 30, 2008 decreased to $42,000 as compared with $82,000 for the quarter ended June 30, 2007. The decrease is primarily due to the interest income generated during the second quarter of 2008. For the six months ended June 30, 2007 and 2008, net interest and other expense was $429,000 and $107,000, respectively. The decrease was primarily due to an increase in total debt from July 2006 through March 2007, prior to $5.3 million of debt being converted into equity in March 2007.

Net Loss - Net loss in the second quarter of 2008 increased to $3.6 million, or $(0.10) basic and diluted net loss per share, as compared with $2.6 million, or $(0.13) basic and diluted net loss per share in the second quarter of 2007. Net loss for the six months ended June 30, 2008 was $6.4 million or $(0.19) basic and diluted net loss per share, as compared with $5.1 million or $(0.32) basic and diluted net loss per share in the six months ended June 30, 2007.

Liquidity and Capital Resources

As planned, we have funded operations through financing activities consisting primarily of private placements of debt and equity securities. In January and February 2008, gross proceeds of approximately $12.0 million were received from the sales of equity securities, and in June 2008 we received $5.0 million from the sale of convertible instruments. We intend to continue to engage in additional fund-raising activities to fund future capital expenditures, potential acquisitions of businesses, and provide additional working capital.

Net cash used by operating activities was approximately $4.7 million during the first six months of 2007 and $3.7 million in the comparable 2008 period. The decrease in cash used by operating activities was due primarily to an increase in net loss offset by an adjustment for depreciation and amortization expense, most of which represented amortization of identifiable intangible assets.

Net cash used in investing activities was approximately $1.9 million and $5.5 million for the six month periods ended June 30, 2007 and 2008, respectively. Uses of cash flow for investing activities in both periods was primarily related to capital expenditures associated with business expansion, the acquisition of store, kitchen fixtures and equipment, and leasehold improvements to existing locations and locations obtained through acquisitions.

Net cash provided by financing activities was approximately $12.1 million and $14.7 million for the six months ended June, 2007 and 2008, respectively. The increase of net cash provided during the first six months of 2008 was due to an increase in proceeds, net of issuance costs, from the issuance of common stock in private placements and proceeds from the issuance of a subscription agreement during the second quarter of 2008.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

(b) Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended June 30, 2008, there were no changes to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

We held our Annual Meeting on May 16, 2008. At the meeting, stockholders voted on the following actions:

1. Election of Directors.

Name	For	Withheld

Jason Brown	21,313,883	2,695,972
Dave Smith	23,935,716	74,139
Peter Meehan	23,998,847	11,008
Roy Bingham	23,998,746	11,109
Douglas Lioon	23,998,747	11,108
S.M. “Hass” Hassan	23,998,747	11,108
Gunnar Weikert	23,998,847	11,008

The seven nominees who received the highest number of votes (all of the above individuals) were elected to the Board of Directors and will serve as directors until our next annual meeting and until their successor is elected and qualified.

2. Ratification of the appointment of Rose, Snyder & Jacobs as our independent registered public accounting firm for the fiscal year ending December 31, 2008.

For	23,974,808
Against	22,314
Abstain	12,733
Non-Votes	-

The proposal was approved.

3. Ratification of an amendment to our 2007 Equity Participation Plan to increase the number of shares of common stock authorized for issuance under the plan by 2,000,000 shares.

For	17,876,938
Against	3,140,149
Abstain	29,324
Non-Votes	2,963,444

The proposal was approved.

Item 6. Exhibits

(a) Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORGANIC TO GO FOOD CORPORATION

Dated: August 14, 2008	/s/ Michael Gats
Michael Gats, Chief Financial Officer
(Principal Financial and Accounting Officer)