Form 10-Q
period 2008-09-30
Organic To Go Food CORP
filed 2008-12-15
CIK 1014343

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☑ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of December 10, 2008, 36,903,543 shares of the Company’s Common Stock, par value $0.001 per share, were outstanding.

Organic To Go Food Corporation

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

Organic To Go Food Corporation and its wholly-owned subsidiary, Organic To Go, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	(audited) December 31, 2007	(unaudited) September 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$668	$1,437
Accounts receivable, net	1,099	1,215
Inventory	845	2,554
Prepaid expenses and other current assets	489	1,200
Total current assets	3,101	6,406

Property and equipment, net	5,465	10,886
Identifiable intangible assets, net	3,853	4,512
Deposits and other assets	521	333
TOTAL ASSETS	$12,940	$22,137

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,040	$4,331
Accrued liabilities	780	1,142
Current portion of notes payable,	1,474	1,403
Current portion of capital lease obligations	463	796
Total current liabilities	4,757	7,803

Deferred rent	52	210
Notes payable, net of current portion	1,044	1,347
Capital lease obligations, net of current portion	440	1,254
TOTAL LIABILITIES	6,293	10,483

Commitments and Contingencies (see Note 8)

Stock subscription	-	7,000

Shareholders’ equity:
Preferred Stock - $0.001 par value per share, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock and additional paid-in capital - $0.001 par value per share, 500,000,000 shares authorized, 27,758,326 and 36,903,543 shares issued and outstanding	33,215	44,776
Accumulated deficit	(26,568)	(40,122)
TOTAL SHAREHOLDERS’ EQUITY	6,647	4,654

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,940	$22,137

See accompanying notes to condensed consolidated financial statements.

Organic To Go Food Corporation and its wholly-owned subsidiary, Organic To Go, Inc.
Condensed Consolidated Statements of Operations
(Unaudited and in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008

Sales	$3,716	$6,319	$11,188	$17,514

Cost of sales	1,750	2,953	5,391	7,312

Gross profit	1,966	3,366	5,797	10,202

Operating expenses	4,797	7,660	12,196	16,998
Depreciation and amortization	871	2,740	2,009	6,576
Total operating expenses	5,668	10,400	14,205	23,574

Loss from operations	(3,702)	(7,034)	(8,408)	(13,372)

Interest income (expense), net	(45)	(75)	(460)	(182)
Loss before income taxes	(3,747)	(7,109)	(8,868)	(13,554)

Income taxes	-	-	-	-

Net loss	$(3,747)	$(7,109)	$(8,868)	$(13,554)

Basic and diluted net loss per share	$(0.15)	$(0.19)	$(0.47)	$(0.39)
Weighted average shares outstanding	24,280	36,904	19,058	35,001

See accompanying notes to condensed consolidated financial statements.

Organic To Go Food Corporation and its wholly-owned subsidiary, Organic To Go, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited and in thousands, except share amounts)

	Common Stock and Additional Paid In Capital		Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

Balance at December 31, 2007	27,758,326	$33,215	$(26,568)	$6,647

Issuance of common shares and warrants for cash	8,571,429	12,000	-	12,000
Stock issued in connection with acquisition of assets	573,788	750		750
Stock issuance costs	-	(1,386)	-	(1,386)
Stock subscription issuance costs	-	(338)	-	(338)
Fair value of options issued in connection with prior acquisition		35		35
Share based compensation	-	500	-	500
Net loss	-	-	(13,554)	(13,554)

Balance at September 30, 2008	36,903,543	$44,776	$(40,122)	$4,654

See accompanying notes to condensed consolidated financial statements.

Organic To Go Food Corporation and its wholly-owned subsidiary, Organic To Go, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2007	2008
Cash flows from operating activities:
Net loss	$(8,868)	$(13,554)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	2,009	6,576
Share-based compensation cost	248	500
Amortization of debt issue costs and debt discount included in interest expense	386	-

Changes in operating assets and liabilities:
Accounts receivable	(613)	(116)
Inventory	(213)	(1,709)
Prepaid expenses and other current assets	(512)	(711)
Accounts payable	392	2,038
Accrued liabilities	328	362
Other	(466)	50
Net cash used by operating activities	(7,308)	(6,564)

Cash flows from investing activities:
Purchases of property, equipment and other assets	(2,451)	(4,585)
Purchase of intangible assets	(1,923)	(4,179)
Net cash used in investing activities	(4,374)	(8,764)

Cash flows from financing activities:
Principal payments on notes payables	(469)	(734)
Principal payments on capital lease obligations	(88)	(775)
Proceeds from issuance of notes payable, net	500	50
Proceeds from sale of common stock, net	-	10,894
Proceeds from stock subscription, net	-	6,662
Redemption of common stock	11,766	-
Net cash provided by financing activities	11,709	16,097

Net increase in cash and cash equivalents	27	769

Cash and cash equivalents:
Beginning of period	865	668
End of period	$892	$1,437

Supplemental disclosure of cash flow information:
Cash paid for interest	$112	$273
Cash paid for income taxes	-	-

Non-cash investing and financing activities:
Assets acquired through issuance of notes payable	$225	$1,130
Assets purchased through issuance of common stock	$782	$785
Fixed assets acquired though capital lease	$572	$1,671
Assets purchased through accounts payable	-	150
Conversion of debt into common stock	$4,225	$-
Conversion of preferred stock into common stock	$5,700	$-

See accompanying notes to condensed consolidated financial statements.

Organic To Go Food Corporation and its wholly-owned subsidiary, Organic To Go, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2008

Note 1.  Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

Organization and Business

Organic To Go Food Corporation, formerly SP Holding Corporation (“SP”) prior to May 2007, and its wholly owned subsidiary Organic To Go, Inc. (“Organic” and together with Organic To Go Food Corporation, collectively, the “Company”), which was acquired in a reverse merger on February 12, 2007, provides convenient retail cafes and delivery and catering services, preparing and serving “grab and go” breakfast, lunch and dinner foods and beverages prepared using organic ingredients, whenever possible. The Company also distributes its products through select wholesale accounts. In October 2006, Organic expanded its catering operations in the California area by acquiring the assets of a catering operation headquartered in Los Angeles, California, and in March 2007, it expanded its catering operations by acquiring the assets of a catering operation located in Seattle, Washington. During 2007, the Company further expanded its operations by acquiring the assets of three separate businesses, for a total of six additional locations in San Diego, California. During the second quarter of 2008, the Company acquired the assets of a retail and catering operation in Seattle, Washington, adding three additional retail locations in downtown Seattle.  Also during the second quarter of 2008, the Company gained its first foothold on the East coast of the United States with the acquisition of the assets of a business with catering operations and four retail locations in Washington, D.C. As of September 30, 2008, the Company operates nine stores in Washington, eighteen stores in California, and six stores in the Washington, D.C. metropolitan area, for a total of 33 retail locations nationwide.

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

The presentation of financial statements prepared in conformity with GAAP contemplates continuation of the Company as a going concern. The Company has reported recurring losses and cash used by operating activities, and at September 30, 2008 has an accumulated deficit that could raise doubt about its ability to continue as a going concern.

Since inception, the Company has funded its operations, business development and growth through debt and equity financings. During the three months ended March 31, 2007, proceeds of approximately $6.9 million were received from the sale of equity securities in connection with its reverse merger and private placement, and during that same time period, approximately $5.3 million of notes payable were converted into common shares. In October 2007, the Company closed its private placement offering and issued approximately 3.2 million shares of Company common stock and warrants to purchase approximately 1.5 million shares of Company common stock. The aggregate gross proceeds raised by the Company were approximately $5.7 million. In January 2008, the Company closed a private placement offering and issued approximately 1.4 million shares of Company common stock and warrants to purchase approximately 0.6 million shares of Company common stock. The aggregate gross proceeds raised by the Company were approximately $2.0 million. In February 2008, the Company closed another private placement offering and issued approximately 7.1 million shares of Company common stock and a warrant to purchase approximately 4.3 million shares of Company common stock and a conditional warrant to purchase shares of Company common stock, which may only be exercised under certain circumstances. The aggregate gross proceeds raised by the Company were approximately $10.0 million. In June 2008, the Company raised an additional $5.0 million through the issuance of a subscription agreement convertible into shares of the Company’s common stock at a future specified date.  The Company raised an additional $2.0 million under the same agreement in September 2008, and completed its available draws under the subscription agreement with the receipt of the final $3.0 million in October 2008.  Company management intends to continue to be engaged in additional fund-raising activities to fund future capital expenditures, potential acquisitions of businesses, and to provide additional working capital. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should the Company not continue as a going concern.

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

Summary of Significant Accounting Policies

Cash and cash equivalents - The Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents. The Company places its cash balances on deposit with high credit, highly-rated financial institutions. At times, such balances may be in excess of the FDIC insurance limit. At September 30, 2008, approximately $232,000 was in excess of the FDIC limit.

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

Basic and diluted net loss per share - Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. Computations of net loss per share for the periods ending September 30, 2007 and 2008 exclude approximately 5.8 million and 13.3 million common shares, respectively, issuable upon exercise of outstanding and issuable warrants, 3.0 million and 5.6 million shares, respectively, of common stock issuable upon exercise of outstanding stock options, and 312,500 and 3.2 million shares, respectively, of common stock issuable upon conversion of convertible notes payable. These common stock equivalents could have the effect of decreasing diluted net income per share in future periods when the Company generates net income.

Recent accounting pronouncements – In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements for nongovernmental entities that are presented in conformity with GAAP. SFAS 162 will be effective 60 days following the SEC’s approval. The Company does not expect that this statement will result in a change in current practice.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”).  SFAS 161 requires enhanced disclosures about a company's derivative and hedging activities. These enhanced disclosures will discuss (a) how and why a company uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect a company's financial position, results of operations and cash flows. SFAS 161 is effective for fiscal years beginning on or after November 15, 2008, with earlier adoption allowed. The Company does not anticipate that the adoption of this accounting pronouncement will have a material effect on its consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations (“SFAS 141R”), which revises current purchase accounting guidance in SFAS 141, Business Combinations. SFAS 141R requires most assets acquired and liabilities assumed in a business combination to be measured at their fair values as of the date of acquisition. SFAS 141R also modifies the initial measurement and subsequent remeasurement of contingent consideration and acquired contingencies, and requires that acquisition related costs be recognized as expense as incurred rather than capitalized as part of the cost of the acquisition. The Company will adopt SFAS 141R beginning in the first quarter of fiscal 2009.  This standard will change the Company’s accounting treatment for business combinations on a prospective basis. The impact of SFAS 141R on the Company’s consolidated financial statements will depend on the nature and extent of the Company’s future acquisition activities.

In December 2007, the FASB issued SFAS 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS 160”).  SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests, of which the Company currently has none.  All other requirements of SFAS 160 shall be applied prospectively.  SFAS 160 is effective for fiscal years beginning after December 15, 2008.

Note 2.  Inventories

Inventories consist of the following (in thousands):	December 31, 2007	September 30, 2008
Food and beverages	$820	$2,252
Paper products	25	302
Total inventories	$845	$2,554

Note 3.  Property and Equipment

Property and equipment consists of the following (in thousands):	December 31, 2007	September 30, 2008
Leasehold improvements	$2,389	$4,687
Furniture, fixtures and equipment	3,878	6,575
Vehicles	1,156	1,644
Leased equipment	686	1,976
	8,109	14,882
Less accumulated depreciation and amortization	(2,644)	(3,996)
Total property and equipment, net	$5,465	$10,886

Amortization of leased equipment is included in depreciation and amortization expense.

Note 4.  Identifiable Intangible Assets

Identifiable intangible assets consist of the following (in thousands):	December 31, 2007	September 30, 2008
Customer based intangible assets	$6,303	$11,864
Non-compete intangible assets	589	589
Other identifiable intangible assets	-	53
Total identifiable intangible assets, gross	6,892	12,506
Less accumulated amortization	(3,039)	(7,994)
Total identifiable intangible assets, net	$3,853	$4,512

The Company recorded amortization expense on intangible assets of $553,000 and $2.1 million, respectively, for the quarterly periods ended September 30, 2007 and 2008, and $1.3 million and $5.0 million, respectively, for the nine month periods ended September 30, 2007 and 2008.

Note 5.  Notes Payable

Notes payable consist of the following (in thousands):	December 31, 2007	September 30, 2008
Notes payable, 6% to 25% interest collateralized by vehicles and equipment	$141	$-
Convertible note payable, 8.25% and 6%, respectively, interest, collateralized by substantially all assets	759	506
Notes payable, 7.75% interest, collateralized by certain assets, due April 2010	418	418
Note payable, 9.25% interest, due March 2009	97	40
Note payable, 8.0% interest, due October 2009	54	32
Notes payable, 12% interest, due May 2009	500	400
Notes payable, 10.5% interest, due December 2009	549	550
Notes payable, no interest, monthly straight-line payment	-	79
Note payable, 5% (prime rate) interest, due November 2009	-	725
Total notes payable	2,518	2,750
Less: current portion of notes payable	(1,474)	(1,403)
Notes payable, net of current portion	$1,044	$1,347

The Company has a borrowing agreement with a vendor pursuant to which the Company has outstanding borrowings of approximately $506,000 as of September 30, 2008. This term loan requires monthly payments of interest at prime rate plus 1% (8.25% at December 31, 2007 and 6.00% at September 30, 2008), and provides for thirty-six equal monthly payments and a final maturity date in September 2010. The note is collateralized by a pledge of Company assets.

In December 2007, the proceeds from the issuance of two separate promissory notes payable in the amounts of $258,500 and $291,500 were used to pay off a prior note payable in the amount of $550,000.  Each bears interest at 10.5% per annum and both are due in December, 2009. The holder of each note can elect to require payment in full in December, 2008.

During 2007, the Company borrowed $500,000 from three of the Company’s equity and bridge note investors pursuant to a promissory note payable of $500,000, bearing interest at 18% per annum, all of which were due in May, 2008.  Two of the promissory notes totaling $400,000 were replaced pursuant to promissory notes payable of $200,000 each bearing interest at 12% per annum, both of which are due in May 2009.  The third promissory note in the amount of $150,000 was paid off in May 2008.

Also during 2007, as part of asset purchase agreements, the Company issued to the sellers promissory notes of $150,000 and $75,000, bearing interest at 9.25% and 8% per annum, payable monthly and due in March, 2009 and October, 2010, respectively.

In May 2008, as part of an asset purchase agreement, the Company issued the seller a promissory note in the amount of $950,000, bearing interest at prime rate (5.00% at September 30, 2008), payable quarterly and due in November 2009.

Future minimum principal payments on notes payable at September 30, 2008 are as follows (in thousands):

One year (10/2008 – 9/2009)	$1,403
Two years (10/2009 – 9/2010)	1,347
Three years	-
Total	$2,750

Note 6.  Stockholders’ Equity

Authorized shares – The Company is currently authorized under its Amended and Restated Certificate of Incorporation to issue 500,000,000 shares of its common stock and 10,000,000 shares of its preferred stock.  During the period ended June 30, 2008, the Company issued a convertible instrument in exchange for $5.0 million which allows its holder to receive shares of the Company’s common stock, the number of which will be determined according to a formula specified in such instrument, to occur on or before March 2010. During the period ended September 30, 2008, the Company received an additional $2.0 million under this same agreement, and in October 2008 received the final $3.0 million available under this agreement. See Note 9, “Subscription Agreement” for more details.

Warrants - During the six months ended June 30, 2008, in conjunction with various debt and equity financing related agreements and related issuance of debt and equity securities, the Company issued warrants for a term of approximately 5 years to purchase shares of the Company’s common stock at an exercise price of $2.50 and $3.00 per share for approximately 4.9 million and 625,000 shares, respectively. During the period ended September 30, 2008, the Company issued an additional 625,000 warrants at a price of $3.00 per share. As of September 30, 2008, there were a total of 13.6 million warrants outstanding as follows:

Exercise Price	Number of warrants
$ 1.38	66,629
1.68	2,151,986
2.10	2,229,430
2.50	7,938,563
3.00	875,000
Total	13,261,608

Stock options – From time to time, the Company grants to its directors, officers, employees and consultants options to purchase shares of the Company’s common stock.  The Company accounts for its share-based compensation under the provisions of FAS 123R. Options generally have a term of 10 years from the date of grant, with exercise prices at no less than the market price of a share of the Company’s common stock on the date of grant. The Company uses the Black-Scholes option pricing model to estimate the fair value of its stock options on the date of grant.  Fair value determination using this model is affected by the Company’s stock price on the date of grant as well as the expected life of the award, expected stock price volatility over the term of the award and actual and projected exercise behaviors. FAS 123R requires that the Company recognize compensation expense for only the portion of options that are expected to vest. Therefore, management applies an estimated forfeiture rate for projected future employee turnover rates. The estimated forfeiture rate is approximately 12%. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods. The Company’s stock price volatility, option lives and expected forfeiture rates involve management’s best estimates at the time of such determination, all of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option. The Company typically issues stock options with a four-year vesting period (defined by FAS 123R as the requisite service period). The Company amortizes stock compensation cost ratably over the requisite service period.

Although the fair value of share-based awards is determined in accordance with FAS 123R and SAB 107, the Black-Scholes option pricing model requires the input of highly subjective assumptions, and other reasonable assumptions could provide different results.

The weighted average fair value of stock options granted during the three and nine month periods ended September 30, 2007 and 2008, determined using the Black-Scholes option pricing model, was as follows with the following related assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Weighted average fair value of options granted	$0.90	$0.51	$0.74	$0.62
Assumptions:
Dividend yield	0%	0%	0%	0%
Expected volatility	50%	50%	50%	50%
Risk-free rate of return	4.3%	2.7% – 3.3%	4.0% - 4.8%	2.6% - 3.5%
Estimated life	5 years	5 years	5 years	5 years

Compensation expense recognized for stock options and restricted stock approximated $152,000 and $210,000, respectively, for the three months ended September 30, 2007 and 2008, and $248,000 and $500,000 for the nine months ended September 30, 2007 and 2008, respectively. As of September 30, 2008, there was approximately $2.2 million of unrecognized compensation cost related to unvested stock options and restricted stock, which is expected to be recognized as expense over a period of approximately 3 years. The following table summarizes activity for stock options over the first nine months of 2008:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2007	3,050,938	$1.50
Grants	3,089,230	1.32
Cancellations	(474,869)	2.08
Outstanding at September 30, 2008	5,665,299	$1.35	7.9 years	$344,000

Exercisable at September 30, 2008	1,369,983	$1.20	8.0 years	$284,000

Available for grant at September 30, 2008	1,637,794

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of its second quarter of 2008 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on September 30, 2008. Aggregate intrinsic value changes, based on the fair market value of the Company’s stock on a daily basis. The intrinsic value of stock options outstanding and exercisable at September 30, 2008 is based on the closing price for the Company’s common stock as reported by the OTCBB of $1.02 per share.

Additional information regarding stock options outstanding as of September 30, 2008, is as follows:

	Outstanding Options			Exercisable Options
Range of Exercise Prices Per Share	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.17	307,385	7.4	$0.17	280,386	$0.17
$ 0.34	118,628	7.8	$0.34	66,728	$0.34
$ 1.01 - $ 1.16	649,500	8.6	$1.08	65,000	$1.13
$ 1.30 - $ 1.38	2,797,674	9.0	$1.38	444,530	$1.38
$ 1.40 - $ 1.48	1,090,511	9.2	$1.43	291,292	$1.41
$ 1.60 - $ 1.92	240,000	9.0	$1.82	58,563	$1.83
$ 2.23	461,601	8.6	$2.23	163,484	$2.23
$ 0.17 - $ 2.23	5,665,299	7.9	$1.35	1,369,983	$1.20

Note 7.  Business Acquisitions

On May 14, 2008, pursuant to terms of an asset purchase agreement, the Company acquired for $250,000 cash, shares of Company’s common stock having a fair value of $500,000 and another $950,000 due in six quarterly installments beginning August 14, 2008, all furniture, fixtures, equipment, customer lists, trade names and leasehold improvements used in connection with a retail business operating three stores in Seattle, Washington. The Company also entered into a consulting agreement with the seller wherein that individual will provide consulting services to the Company for a one year period, pursuant to which, among other things, the Company will pay monthly fees totaling $100,000 over the course of a year. The Company assumed operating leases for the three locations, as well as various equipment leases and financing agreements. The total purchase price of approximately $1.8 million has been allocated to assets acquired based on estimated fair values, which will result in the majority being allocated to customer based identifiable intangible assets, which will be amortized using an accelerated amortization method over a 16-month period and is summarized as follows (in thousands):

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

Note 8. Commitments and Contingencies

The Company leases its cafes, central kitchens and office facilities under non-cancelable operating leases, some with renewal options. Rents are fixed base amounts, some with escalating rents and some with contingent rentals based on sales. Lease provisions also require additional payments for maintenance and other expenses. Rent is expensed on a straight-line basis over the term of the lease. The difference between amounts paid and expensed is recorded as a deferred rent credit. The Company also leases certain point-of-sale computer hardware and software pursuant to capital leases. At September 30, 2008, minimum future annual lease obligations are as follows (in thousands):

	Operating Leases	Capital Leases	Total
1 year (October 2008 – September 2009)	$2,325	$903	$3,228
2 years (October 2009 – September 2010)	2,245	845	3,093
3 years (October 2010 – September 2011)	2,022	405	2,427
4 years (October 2011 – September 2012)	1,667	162	1,829
5 years and thereafter (October 2012 and beyond)	6,815	40	6,855
	15,077	2,355	17,432
Less amounts representing interest	-	(305)	(305)
Total lease obligations	$15,077	$2,050	$17,127

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

Note 9. Subscription Agreement

On June 1, 2008, the Company entered into an agreement with W. Health L.P., relating to the sale of a $5.0 million convertible instrument and a warrant to purchase 625,000 shares of the Company’s common stock.  The instrument is convertible into shares of the Company’s common stock at the earlier of the maturity date, which is March 2010, or the date at which the Company’s stock has traded for a period of 60 consecutive days at a price equal to or greater than $3.00 per share. In September 2008, the Company sold an additional $2.0 million in convertible instruments and an additional warrant to purchase 250,000 shares of the Company’s common stock under this same agreement. Subsequent to the end of the Company’s fiscal quarter, in October 2008, the Company sold $3.0 million in convertible instrument and an additional warrant to purchase 375,000 shares of the Company’s common stock, finalizing the maximum cash and convertible instruments exchangeable under this agreement. For accounting purposes, this $10.0 million has been recorded as a stock subscription, $7.0 million of which was received within the first nine months of the year covered by this report on Form 10-Q.

Note 10. Subsequent Event

As discussed in Note 9 above, in October 2008 the Company received $3.0 million in cash in exchange for warrants and convertible instruments to purchase shares of the Company’s common stock at a future date

On November 18, 2008, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with W. Health L.P. (the “Investor”), relating to the sale (the “Debt Financing”) of a $3.0 million secured promissory note (the “Note”). The Note has an interest rate of 15% per annum and is scheduled to mature six months following the closing of the Debt Financing that occurred on December 2, 2008.  The Company also entered into a Security Agreement with the Investor to secure the Company’s obligation to repay the Note and the notes previously issued to the Investor with a lien on all of the Company’s personal property and assets.

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

Overview

Organization and Business - Organic Holding Company, Inc., d/b/a Organic To Go, whose name was changed to Organic To Go, Inc. effective February 27, 2007, is a wholly owned subsidiary of Organic To Go Food Corporation and was incorporated in the state of Delaware in February 2004. We are the nation’s first fast casual café chain to be certified as an organic retailer, with our food available in more than 170 locations.  We provide convenient cafés which prepare and serve fresh custom-made and “grab and go” breakfast, lunch and dinner foods and beverages prepared using organic ingredients, whenever possible. We also distribute our products through delivery, catering and wholesale accounts. Our company has grown through both organic expansion and acquisitions.  In October 2006, we expanded our catering operations in the California area by acquiring the assets of a catering operation headquartered in Los Angeles, California. In March 2007, we expanded our catering operations by acquiring the assets of a catering operation located in Seattle, Washington, and in July, September and October 2007, we further expanded our operations by acquiring the assets of six retail and catering stores in San Diego, California. During the second quarter of 2008, we acquired the assets of a retail and catering operation in Seattle, Washington, adding three additional retail locations in downtown Seattle.  Also during the second quarter of 2008, we gained our first foothold on the East coast of the United States with the acquisition of the assets of a business with four catering and retail locations in Washington, D.C. As of September 30, 2008, we operated nine stores in Washington, eighteen stores in California, and six stores in Washington, D.C., with central kitchens in Seattle, Los Angeles, San Diego and Washington, D.C. In addition to the 33 cafés, our food is available in more than 120 wholesale locations, 14 universities and 11 locations at Los Angeles International Airport.

Management believes we have the opportunity to capture increasing market share in all three of our business channels: Retail Cafes, Delivery and Catering, and Wholesale of our “grab & go” sandwiches, wraps and salads, by providing customers with delicious, healthy, wholesome and organic food choices. Management is focused in the near and long term on the challenges and risks that we face in expanding our business. These include our ability to obtain retail cafés, catering customers and wholesale locations, building a sufficient infrastructure to support our expansion, and obtaining a customer base and margin improvement sufficient to achieve and sustain profitability.   In addition, the Company has reviewed its business in light of the current economic downturn and has been making changes in its operations to focus on operational efficiencies.  Changes include a reduction in its workforce and operating costs in addition to delaying further expansion.

Basis of Presentation and Liquidity - Since our inception, we have funded operations, business development and growth through debt and equity financings. In this regard, during the first six months of 2008, we closed two private placement offerings, raising a total of approximately $12.0 million.  The proceeds are intended to be used for the expansion of the Company and working capital needs.  In January 2008, we closed a private placement offering and issued approximately 1.4 million shares of Company common stock and warrants to purchase approximately 0.6 million shares of common stock. The aggregate gross proceeds raised by the Company in this transaction were approximately $2.0 million. Additionally, in February 2008, we closed a private placement offering and issued approximately 7.1 million shares of common stock, a warrant to purchase approximately 4.3 million shares of common stock and a conditional warrant to purchase shares of common stock, which may be exercised only under certain circumstances. In June 2008, we issued a stock subscription in exchange for $5.0 million which is convertible into shares of the Company’s common stock on or before March 2010, and increased this subscription in September 2008 for another $2.0 million under the same agreement. Our management intends to continue to be engaged in additional fund-raising activities to fund future capital expenditures, potential acquisitions of businesses, and provide additional working capital.

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

Results of Operations

Sales - Sales for the third quarter of 2008 increased approximately 70%, to $6.3 million, as compared with $3.7 million in the third quarter of 2007.  Our third quarter sales in the past have always been our slowest quarter due to summer holidays for people at work and universities in summer session.  Sales for the nine months ended September 30, 2008 increased approximately 57% to $17.5 million, compared to $11.2 million for the nine months ended September 30, 2007. Retail café sales were $3.3 million during the quarter ended September 30, 2008, an increase of approximately 83% over $1.6 million during the comparable prior year period. Café sales comprised 51% of total sales in the 2008 quarter compared to 44% of total sales in the third quarter of 2007.  Café sales for the nine months ended September 30, 2008 and 2007 were 8.3 million and $4.6 million, respectively, and comprised 47% and 41% of total sales. The increases in year-over-year retail sales for both the quarter and nine month periods is primarily a result of the addition of all San Diego and Washington, DC Retail Cafés, in addition to four new locations in Seattle and two in Los Angeles that were opened or acquired subsequent to September 30, 2007. We ended the third quarter of 2008 with 33 Retail Cafés as compared with 13 at the end of the same period in 2007.

Delivery and Catering sales were $2.3 million for the third quarter of 2008, an increase of over $800,000, or approximately 75%, over $1.5 million during the third quarter of 2007. Delivery and Catering sales comprised 36% of total sales in the third quarter of 2008 as compared with 41% for the same period of the prior year.  Delivery and catering sales for the nine months ended September 30, 2008 and 2007 were $6.9 million and $5.1 million, respectively, and comprised 39% and 45% of total sales. In addition to increased business volume in all delivery and catering operations, the increase in delivery and catering sales in 2008 is attributable to the mid- to late-2007 fiscal year and second quarter 2008 acquisitions of catering businesses in Seattle, San Diego and Washington, D.C.

Wholesale sales were $794,000 in the quarter ending September 30, 2008, an increase of 37%, as compared with $548,000 in the comparable quarter of 2007. Wholesale sales comprised 14% of total sales in the 2008 period as compared with 15% in the comparable 2007 period. Wholesale sales for the nine months ended September 30, 2008 and 2007 were $2.4 million and $1.5 million, respectively, and comprised 14% and 13% of total sales. In addition to increased sales efforts in all markets, the increase in wholesale sales is due to our entrance into the San Diego market in mid-2007, growth in sales to universities and hospital and our entrance in the Washington, DC marketplace.

Cost of Sales - Cost of sales includes the cost of food and paper products. Cost of sales for the third quarter of 2008 increased 69%, to nearly $3.0 million, as compared with $1.8 million for the third quarter of 2007. Cost of sales for the quarter ended September 30, 2008 was approximately 47% as a percent of sales as compared with 47% during the comparable prior year period.  For the nine month period ending September 30, 2008, cost of sales were $7.3 million, or 42% of sales, as compared to $5.4 million, or 48% of sales, for the comparable 2007 period. During the third quarter of 2008, cost of sales increased due to our entrance into the Washington, DC market, which had higher food costs and initially higher waste associated with the start-up in a new market.  In addition, we realized price increases on food products and packaging in all of our markets which was partially offset by select retail price increases.

Gross Profit - Gross profit increased approximately 71%, to $3.4 million for the third quarter in 2008, as compared with $2.0 million for the third quarter in 2007. Gross profit for our 2008 period was approximately 53% of sales as compared with 53% during the comparable 2007 period.  Gross profit for the nine months ended September 30, 2008, was $10.2 million, or 58% of sales, and $5.8 million, or 52% of sales, for the comparable period in 2007.  During the third quarter of 2008, gross profit decreased due to our entrance in the Washington, DC market, which had higher food costs and initially higher waste associated with the start-up in a new market.  In addition, we realized price increases on food products and packaging in all of our markets which was partially offset by select retail price increases.

Operating Expenses - Operating expenses for the third quarter of 2008 were $7.6 million, as compared with $4.8 million for the comparable 2007 period. For the nine month period ended September 30, 2008, operating expenses were $16.9 million, or 97% of sales, as compared to $12.2 million, or 109% of sales, for the comparable 2007 period.  Operating expenses are comprised primarily of labor, and, to a lesser extent, occupancy, utilities, and selling, general and administrative expenses. Operating expenses increased in 2008 as compared with 2007, primarily due to increased labor and related costs as a result of continued growth since the prior year periods, including the acquisition of four catering businesses, increasing the number of Retail Cafés from thirteen as of September 30, 2007 to 33 as of September 30, 2008, and preparing for future growth, both in facilities leases and with the hiring of members to the executive management team.  Included in the third quarter 2008 operating expenses are approximately $707,000 of nonrecurring expenses associated with the opening in a new region (Washington, DC).

Depreciation and Amortization - Depreciation and amortization expense for the third quarter and first nine months of 2008 increased to $2.7 million and $6.6 million, respectively, as compared with $871,000 and $2.0 million during the comparable 2007 periods. This increase was due primarily to amortization of identifiable intangible assets acquired in the catering and retail business in the latter part of 2006, throughout 2007 and the first nine months of 2008. Depreciation and amortization for the nine month periods ended September 30, 2007 and 2008 were approximately 18% and 38% of sales, respectively. We amortize identifiable intangibles over a relatively short period, generally no more than two years.

Loss from Operations - Loss from operations during the third quarter of 2008 increased to approximately $7.0 million as compared with $3.7 million during the third quarter of 2008.  For the nine months ended September 30, 2008, the loss from operations was $13.4 million as compared with a loss of $8.4 million for the first nine months of 2007.  The increase in loss from operations over the prior year period is the result of an increase in gross profit of $1.4 million for the quarter and $4.4 million for the nine month period, being offset by a $4.7 million and $9.3 million increase in total operating, depreciation and amortization expenses for the quarterly and nine month periods, respectively.

Interest and Other Expense, Net – Net interest and other expense for the quarter ended September 30, 2008 increased to $75,000 as compared with $45,000 for the quarter ended September 30, 2007.  The increase is primarily due to the increase in capital lease obligations since the end of the third quarter 2007.  For the nine months ended September 30, 2007 and 2008, net interest and other expense was $460,000 and $182,000, respectively. The increase was primarily due to the increase in capital lease obligations since the end of the third quarter 2007.

Net Loss - Net loss in the third quarter of 2008 increased to $7.1 million, or $(0.19) basic and diluted net loss per share, as compared with $3.7 million, or $(0.15) basic and diluted net loss per share in the third quarter of 2007.  Net loss for the nine months ended September 30, 2008 was $13.6 million or $(0.39) basic and diluted net loss per share, as compared with $8.9 million or $(0.47) basic and diluted net loss per share in the nine months ended September 30, 2007.

Liquidity and Capital Resources

As planned, we have funded operations through financing activities consisting primarily of private placements of debt and equity securities.  In January and February 2008, gross proceeds of approximately $12.0 million were received from the sales of equity securities, and in June and September 2008 we received $5.0 million and $2.0 million, respectively, from the sale of convertible instruments. We intend to continue to engage in additional fund-raising activities to fund future capital expenditures, potential acquisitions of businesses, and provide additional working capital.

Net cash used by operating activities was approximately $7.3 million during the first nine months of 2007 and $6.6 million in the comparable 2008 period. The decrease in cash used by operating activities was due primarily to an increase in net loss offset by an adjustment for depreciation and amortization expense, most of which represented amortization of identifiable intangible assets, as well as an increase in accounts payable offset by an increase in inventory during the first nine months of 2008.

Net cash used in investing activities was approximately $4.4 million and $8.8 million for the nine month periods ended September 30, 2007 and 2008, respectively. Uses of cash flow for investing activities in both periods was primarily related to capital expenditures associated with business expansion, the acquisition of store, kitchen fixtures and equipment, and leasehold improvements to existing locations and locations obtained through acquisitions. Additionally, intangible assets were added during both year-to-date periods as we acquired existing businesses to support our expansion plans.

Net cash provided by financing activities was approximately $11.7 million and $16.1 million for the nine months ended September 30, 2007 and 2008, respectively. The increase of net cash provided during the first nine months of 2008 was due to an increase in proceeds, net of issuance costs, from the issuance of common stock in private placements and proceeds from the issuance of a subscription agreement during the second and third quarters of 2008.

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

(b) Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended September 30, 2008, there were no changes to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ORGANIC TO GO FOOD CORPORATION

Dated: December 15, 2008	/s/ Michael Gats
Michael Gats, Chief Financial Officer
(Principal Financial and Accounting Officer)